Form 10-K
period 1994-01-02
CONE MILLS CORP
filed 1994-03-23
CIK 23304

Page 1
     UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C.  20549
                         FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
For the fiscal year ended January 2, 1994
                            OR
   [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
For the transition period from              to
Commission File Number  1-3634

                   CONE MILLS CORPORATION
  (exact name of registrant as specified in its charter)
   North Carolina                         56-0367025
(State or other jurisdiction of          (I.R.S. Employer
 incorporation or organization)          Identification No.)
1201 Maple Street, Greensboro, N. C.      27405
(Address of principal executive offices) (Zip Code)

Registrant's telephone number,including area code:910-379-6220

Securities registered pursuant to Section 12(b) of the Act:
                                    Name of each exchange
      Title of each class            on which registered
  Common Stock, $ .10 par value     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1994: $ 380,774,053. Number of shares of common stock outstanding as of March 1, 1994: 27,747,021 shares.
Documents incorporated by reference: Proxy Statement for Annual Meeting to be held May 10, 1994. Part III, Items 10, 11, 12 and 13.
Index to Exhibits - pages 79-83

FORM 10-K                                       Page 2

                          PART I
Item 1.   Business


Overview

Cone Mills Corporation ("Cone", "Cone Mills" or the "Company") is the largest producer of denim fabrics in the world and is the largest printer of home furnishings fabrics in North America. Net sales were $769 million in 1993 and $705 million in 1992. The Company operates in two business segments: apparel fabrics and home furnishings products, representing 75% and 25%, respectively, of net sales. All wholly owned manufacturing is performed in the United States, with sales and marketing activities conducted through a worldwide distribution network. The Company is the largest domestic exporter of denim fabrics and is a major exporter of printed home furnishings fabrics, with export sales of $132 million for 1993 and $114 million for 1992.

The Company's business strategy is to focus on products and services that generate attractive margins and in which the Company believes it is an efficient international competitor. To this end, the Company has been engaged in the process of deemphasizing labor-intensive commodity businesses and in the first quarter of 1994 will conclude an initiative to discontinue its corduroy and other bottomweight continuous piece-dyed fabrics product line, the estimated costs of which were fully provided for in its 1991 financial statements. The Company utilizes its styling and development expertise and management depth and experience, in combination with its versatile manufacturing facilities and technical capabilities, to compete effectively in its worldwide markets.

Cone became a private company in 1984 in a leveraged transaction funded with $445 million of bank debt and other obligations and $20 million of Common Stock and equivalents. Prior to its public offering in June 1992 the Company had reduced its debt and other bank obligations by more than $225 million and had invested more than $160 million in capital improvements. In 1992 the Company raised $63.6 million in net proceeds through its public offering and replaced its bank credit agreement with more flexible facilities. As of January 2, 1994, long-term debt comprised 27% of combined long-term debt and equity capital.

FORM 10-K                                                            Page 3

Item 1.
(continued)

    Business Segments
    The following table sets forth information concerning net sales and operating income (excluding restructuring, plant closing and general corporate expenses) for each of the Company's two business segments as well as net sales of the principal product groups included therein, for fiscal years
    1989 through 1993.
                                                       Fiscal Year (1)
                            1993             1992             1991             1990             1989
NET SALES                                          (dollars in millions)
Apparel
  Denim                $421.8   54.9%   $402.4   57.0%   $356.6   56.3%   $317.4   53.4%   $315.8   51.1%
  Specialty Sportswear  154.0   20.0     117.6   16.7     101.4   16.1     104.0   17.4     122.1   19.8
    Total               575.8   74.9     520.0   73.7     458.0   72.4     421.4   70.8     437.9   70.9

Home Furnishings
  Fabrics                94.4   12.3      93.0   13.2      83.7   13.2      80.4   13.5      78.7   12.7
  Foam Products          84.6   11.0      84.1   11.9      83.9   13.3      85.4   14.4      89.7   14.5
  Real Estate and other  14.4    1.8       8.3    1.2       7.4    1.1       7.6    1.3      11.6    1.9
    Total               193.4   25.1     185.4   26.3     175.0   27.6     173.4   29.2     180.0   29.1

Total net sales        $769.2  100.0%   $705.4  100.0%   $633.0  100.0%   $594.8  100.0%   $617.9  100.0%

OPERATING INCOME (2)
  Apparel               $68.8   12.0%    $67.4   13.0%    $20.4    4.5%    $25.5    6.1%    $41.2    9.4%
  Home Furnishings       19.5   10.1      16.3    8.8      19.2   10.9      19.1   11.0      18.3   10.2

(1)  Results from continuing operations.  See Note 18 of Notes to Consolidated Financial Statements.

(2)  Percentages reflect operating income as a percentage of segment net sales.

FORM 10-K                                          Page 4

Market Developments

The Company's domestic apparel markets have been affected by changing demographics associated with the maturation of the "baby-boom" generation of consumers born between 1946 and 1964. As the baby-boom generation has matured, product trends have evolved away from commodity-type products to higher quality products with more diverse styling. As a result, denim apparel manufacturers desire better fabric quality and styling to meet consumer demand, as well as faster service to reduce the risk of changing fashion trends. The size of the 15-to 24-year-old age category, which accounts for the largest consumption segment of the U.S. population, has become smaller in recent years; but this segment is expected to expand beginning in the mid-1990's when the children of baby boomers begin to reach these ages. Demand for denims is expected to increase as this segment of the U.S. population expands. By virtue of its styling expertise, manufacturing versatility and service capabilities, the Company believes that it has positioned itself to take advantage of the market opportunities presented by these demographic changes.

Internationally, consumption of denims has increased in industrialized countries, notwithstanding moderate population growth, as these countries continue to adopt U.S. casual fashion trends. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. The Company believes that these international market trends present opportunities for long-term growth through the Company's international distribution network. Apparel exports have increased sharply in recent years as 1993 apparel export sales were $124.9 million as compared with $105.2 million in 1992 and $81.9 million in 1991. In 1993, the Company entered into agreements with the largest denim manufacturer in Mexico in order to expand both market and manufacturing presence into Latin America. See "Business - International Operations".

The Company believes that the demographic trends applicable to the U.S. markets for its home furnishings fabrics indicate continued increases in demand as the baby boomers reach ages traditionally associated with high levels of spending on home furnishings. The Company also believes that the outlook for printed home furnishings fabrics is favorable because these products provide high fashion appearance at affordable prices. Additionally, there has been an increased international demand for U.S. styled home furnishings products. Accordingly, the Company's strategy is to continue to expand its home furnishings businesses.

FORM 10-K                                       Page 5

Products for Apparel Markets

Denims. Cone markets and manufactures a wide variety of denim apparel fabrics. Denims are generally "yarn-dyed", which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. Fabric styling of denims, which the Company believes to be critical to this market, is supported by the Company's experienced stylists and extensive use of computer-aided design and manufacturing systems.

The Company is a leader in denim styling and development, and believes that it produces a broader range of fashion denim than any of its competitors. In 1993, Cone sold approximately 400 different styles of denim. The styling process involves the creation of a wide array of fabric colors, shades and patterns in a variety of both traditional and innovative weaves. After weaving, fabrics are processed further in finishing operations that produce different textures and other physical properties. During this process, the Company's product development specialists and stylists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "fashion-forward", "fashion-basic" and "basic".

Fashion-forward denims include innovative products and trendsetting styles for use primarily in garments sold through specialty stores and designer sections of department stores.
Cone's customers in this group include Ralph Lauren (Polo), Calvin Klein, The Gap, and Stussy.

Cone's fashion-basic denims are stylish but have a broader market than fashion-forward products. The Company's largest customer in this category is Levi Strauss, whose 501 jeans are produced solely from the Company's proprietary fabrics. Other customers include The Gap, Structure and Wrangler.

FORM 10-K                                       Page 6

Cone's basic denims, with mass market appeal, are used primarily in garments sold through retail chains, department stores and catalogs. Customers for this product include Wrangler, Sasson, Chic, Faded Glory and Land's End. Although the Company's basic denims are designed for the upscale segment of these markets, the Company also produces basic heavyweight blue denim to service mass market needs of certain customers. While the Company's profit margins from basic heavyweight blue denim are less than those generally applicable to its other denim products, sales of this product constituted approximately 20% of total denim sales in 1993.

Specialty weight denims include a variety of weave constructions, stripes, colors and weights, and are used primarily in women's and children's wear. Although these fabrics constitute only a small portion of the denim market, they tend to establish market trends and generally command higher margins because of their use in higher fashion garments. Cone's customers in this group include OshKosh, Oxford, The Gap, Timber Creek, Ruff Hewn, Ralph Lauren (Polo), Guess, Tanner, Woolridge, and Chic.


Specialty Sportswear Fabrics. The Company is the largest domestic producer of yarn-dyed plaid flannel and solid shade chamois shirting fabrics. Distribution channels for garments using these fabrics are broadening to include mass merchandising retailers. The Company's manufacturing capability for producing fabrics with a soft texture is essential to its success in this product group. These fabrics are primarily manufactured for use in menswear sold through catalog stores but recently have been used in lighter-weight apparel products for women's and children's wear. Customers in this market include M. Fine, Woolrich, L.L. Bean and Oxford.

The Company styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers, which are printed at the Company's Carlisle plant. The markets for these products are primarily fashion women's and children's wear, and Cone's customers for these fabrics include OshKosh, Oxford, Healthtex, M. Fine, and Wrangler.

Through its Carlisle plant, the Company also provides fabric printing services to converters of fashion apparel fabrics. These converters purchase unfinished fabrics from weaving mills, utilize outside sources to dye the fabrics and print their designs, and then market the finished fabrics to apparel

FORM 10-K                                       Page 7
manufacturers. Carlisle is well known for its quality, service and technical capabilities in roller and screen printing.

Cone also serves niche markets for two-ply, polyester/rayon uniform and sportswear fabrics. Major end uses include uniforms for organizations such as United Parcel Service, the
U. S. Postal Service, and police and fire departments. Polyester/rayon sportswear fabrics are sold primarily for use in women's wear.

Marketing and Sales. The Company's marketing focus is to serve upper-end and brandname apparel manufacturers through the development of innovative products that are recognized in the marketplace for their distinctive quality and styling.
The Company has also placed its apparel fabrics marketing and manufacturing activities under the same management in an effort designed to assure that manufacturing is market driven.

Styles of the Company's denim and other fabrics vary in color, finish and fabrication, depending upon fashion trends and the needs of the specific customer. The Company's stylists monitor fashion trends by periodically traveling throughout the United States, Europe and the Far East to attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. Together with the apparel marketing group, stylists work directly with Cone's customers to create fabrics that respond to rapidly changing fashion trends and customer needs.

The Company employs an apparel marketing and sales staff of more than 150 persons. The apparel marketing group is organized around two product lines: denim and specialty sportswear. The Company believes that it has been able to achieve more effective customer service and improved efficiency through the integration of its styling, manufacturing, marketing and customer service functions. The Company's apparel fabrics marketing group is headquartered in Greensboro in proximity to its apparel manufacturing facilities so that customer requirements can be translated more effectively into finished products. In order to provide a more direct working relationship with its customers, the Company also maintains sales offices located in New York, Los Angeles, San Francisco and Dallas. In addition, the Company maintains a marketing support office in Brussels, Belgium.

The Company's marketing professionals, together with its stylists and product development personnel, work as early as one year in advance of a retail selling season to develop fabric styles, colors, constructions and finishes. There are

FORM 10-K                                       Page 8
three annual retail selling seasons: spring, fall (back-to-school) and Christmas holiday. The Company's sales for a particular selling season generally begin six months in advance of that season. The Company's sales force presents each season's line to customers in its showrooms as well as in its customers' offices.

Manufacturing. The Company is the largest manufacturer of denims in the world. Cone bases this conclusion upon capacity and sales information obtained from trade sources. The Company is aware that a large foreign-based competitor is a substantial minority owner in a foreign manufacturing facility and, in reaching its conclusion, the Company has attributed to such competitor only its pro rata ownership in this facility.

Cone believes that it has the most versatile denim manufacturing capabilities in the world. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company has extensive flexibility in its yarn spinning operations, with open-end, ring and special stretch-yarn spinning equipment. The Company's denim weaving facilities, which include approximately 1,200 weaving machines, utilize all major cotton weaving technologies, including double-width projectile, air-jet and rapier machines. The Company's dyeing and finishing facilities include a wide range of technologies, with six indigo long-chain dyeing machines, package and beam dyeing, continuous overdye machinery, and raw cotton dyeing equipment. Specialty dyeing and printing processes for apparel fabrics are conducted at the Company's Carlisle plant, which is one of the largest textile printing facilities in the United States.

Cone is recognized internationally as a leader in quality.
The Company uses a number of methods to support this process, including classroom training of employees, statistical process quality controls, computer-aided product testing from raw fiber to finished fabric and computer-aided manufacturing control systems.

The Company also believes that it is a leader in customer service. The Company's five denim manufacturing facilities are continually scheduled and coordinated to maximize versatility. Approximately 60% of Cone's apparel volume is shipped under its just-in-time quality assurance and delivery

FORM 10-K                                       Page 9
program.  Cone also is a member of the Textile Apparel Linkage
Council and offers electronic data interchange (EDI) to its customers and suppliers.

Product and process development is supported by a special manufacturing development group, which has specialists located in each facility. This group works with the Company's stylists and its customers' stylists to produce new products for the marketplace. The Company uses on-line computer aided design systems to increase styling effectiveness.

Raw Materials. The primary raw material for the Company's fabric manufacturing operations is cotton. In past years, U.S. cotton prices generally exceeded world price levels, which created a competitive disadvantage for U.S. textile manufacturers. Because the Company's customers compete with foreign producers, the Company cannot always pass through increased cotton costs to its customers. The Food, Agriculture, Conservation and Trade Act of 1990 and the regulations promulgated thereunder, which became effective in August 1991 and is scheduled to expire on July 31, 1996 unless extended, established trigger mechanisms to modify the prohibition on cotton imports that has been in effect since 1933 and to implement increased government supply targets. This has resulted in declines in U.S. cotton prices, which, together with certain price equalization payments authorized under this Act, have reduced the Company's effective cotton costs to world levels. While management believes that existing legislation and agricultural policies presently allow U.S. companies to acquire cotton at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. In late 1993 and early 1994, as a result of less favorable supply and demand balance, primarily related to smaller world cotton crops in 1993, cotton prices began to rise throughout the world. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition." In order to assure a continuous supply of cotton, the Company enters into cotton purchase contracts for several months in advance of delivery. Since prices for such purchases are sometimes fixed in advance of shipment, the Company may benefit from its investments in cotton if prices thereafter rise, or suffer losses if prices subsequently fall.

FORM 10-K                                       Page 10

Cone also purchases "greige goods" (fabrics that have not been dyed or finished), synthetic fibers and dyes and chemicals.
These raw materials have normally been available in adequate supplies through a number of suppliers.

Competition. The apparel textile business is highly competitive. No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. There are nine major denim manufacturers in the United States, of which Cone is the largest. Foreign competition in domestic markets is principally in the form of imported garments. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved. Increased competition in the form of imported apparel, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment.

The level of import protection in the U.S. for domestic producers of textiles is subject to both domestic political and foreign policy considerations. Proposed rules under GATT would eliminate quota restrictions on imports of textile and apparel after a ten-year transition period. Any significant reduction in import protection for domestic textile manufacturers could adversely affect the Company.

The ratification of NAFTA by Canada, Mexico and the U.S. in 1993 has created the world's largest free-trade zone. In its present form, the agreement contains safeguards which were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from NAFTA. The Company believes that the removal of tariffs on denim and denim jeans in the participating countries and improved access to Mexico's consumer markets are opportunities for growth. However, there can be no assurance that NAFTA will not adversely affect the Company.

The Company's domestic strategy is to compete primarily on the basis of quality, styling and service. The Company believes that the historically high quality of its products and manufacturing processes has created a competitive advantage, which it has enhanced by the extensive use of statistical quality control and investment in modern equipment, including
manufacturing process controls.   The Company also believes

FORM 10-K                                       Page 11
that its experienced stylists and product development specialists, its use of computer-aided design systems and its manufacturing versatility have created a competitive advantage in styling.

The Company's emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange (EDI) with customers.

The Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. The relatively low labor content of these fabrics and garments, coupled with high levels of demand for quality, styling and service, present barriers to foreign competition. The location of the Company's manufacturing facilities in the U.S. and its emphasis on shortening production and delivery times allow the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery.

The Company believes it effectively competes in foreign markets through export sales. See "Business - International
Operations".

Seasonality. Demand for the Company's apparel products and the level of the Company's sales fluctuate moderately during the year. Generally, there is increased consumer demand for garments made of denim and the Company's specialty apparel fabrics during the fall (back-to-school) and Christmas holiday selling seasons. As a result, demand for the Company's apparel fabrics is generally higher during the first half of the calendar year when apparel manufacturers are producing for these selling seasons.

Home Furnishings Products

Textile Fabrics. Carlisle Finishing Company is the largest U.S. commission printer of fabrics for decorative upholstery, drapery and other home furnishings applications. As a commission printer, Carlisle prints fabrics owned by customers on a fee basis. Customers for Carlisle's printing services include Waverly Division of F. Schumacher & Co., Ametex, P. Kaufman, Anju/Woodridge, Covington, Richloom, and Universal.

FORM 10-K                                       Page 12

The home furnishings fabrics processed at Carlisle are generally used for upper-end upholstery and drapery prints. The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Carlisle has completed its planned screen printing building addition and in the first quarter of 1993 added the third of five planned new screen printing machines. Through this expansion Carlisle increased its home furnishings print capacity by approximately 35%.

Carlisle marketing headquarters are located in New York City.
Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle's production and technical staff and customers' designers and stylists.
Carlisle also maintains a customer service center that utilizes electronic data interchange (EDI) with major customers.

John Wolf Decorative Fabrics is a major "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and markets fabrics, which are manufactured and printed for the converter by others.
John Wolf's lines are printed primarily at the Carlisle plant.

John Wolf's fabrics are marketed domestically and internationally through the division's sales staff and sales agents. The division's sales staff handles sales to large customers such as hotels, institutions and furniture manufacturers, as well as "jobbers", who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

Carlisle competes primarily with two large commission printers, the Cherokee division of Spartan Mills and Santee
Print Works. John Wolf competes with a large number of domestic and foreign suppliers of decorative fabrics. Both
Carlisle and John Wolf compete primarily on the basis of quality and service.

Foam Products. Olympic Products Company is a supplier of polyurethane foam and related products, primarily to the home furnishings industry. Olympic's polyurethane foams are used in upholstered furniture, mattresses, carpet padding and specialty patient care applications. Related products and

FORM 10-K                                       Page 13
services include nonwoven fiber batting, specialty fabricated cushions marketed under the Prelude brand, quilting services and distribution of other furniture components. Olympic supplies foam to the automotive market, for use in interior headliners and side panels, which has become the fastest growing portion of its business.

Olympic markets its products through its own sales force.
Customers include Bench Craft, Span America, Henredon, Collins
& Aikman, Guilford Mills, Drexel Heritage, Bassett, Bio Clinic and Milliken.

Olympic has four manufacturing facilities, which are located in the two largest upholstered furniture manufacturing areas in the U.S. Three of these facilities are located near High
Point, North Carolina, and one is located in Tupelo, Mississippi.

Competition in the foam products market generally occurs on a regional basis as a result of high shipping costs relative to price associated with these products. Olympic competes with several larger and numerous small competitors in its foam products markets. Olympic's strategy is to compete on the basis of quality and service and, to this end, it has adopted statistical process quality control techniques and installed a computerized customer service system.

Raw materials, which are a significant portion of Olympic's costs, consist primarily of chemicals, dyes and synthetic fibers. Adequate supplies at competitive costs are generally available from a number of large suppliers.

Real Estate Activities. The Company owns more than 1,000 acres of real estate in the Greensboro area that were purchased originally to support the Company's manufacturing operations. The Company has determined that the land is no longer needed for this purpose, and has adopted a strategy to maximize the value of its real estate holdings through the systematic development and orderly liquidation of this property, much of which is considered prime residential real estate. These activities are conducted through a wholly owned subsidiary, Cornwallis Development Company. Cornwallis' activities include residential and commercial lot development and construction, primarily in the upper-end real estate market. Net sales from real estate activities generally account for less than two percent of the Company's total net revenues and these activities have been profitable.

FORM 10-K                                       Page 14

International Operations

The Company began development of its international distribution network almost 40 years ago in response to the post World War II growth in the popularity of jeans around the world. Approximately 30% of the Company's current denim production is exported. Historically, the Company's export sales have been primarily to Europe; however, the fastest growing areas of the Company's international sales are now its non-European markets. The Company has sales agents in Europe, Japan, Korea, Hong Kong, Africa, and throughout Central and South America, and it maintains extensive support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers, and the Company believes this philosophy is responsible for Cone's position as the dominant U.S. exporter of denims. The Company's international customers include: Levi International, Super Rifle, Giorgio Armani and Benetton in Europe; C. Itoh and Shinpo in Japan; licensees for Guess, Calvin Klein and Wrangler in Korea; Aca Joe in Mexico; Ellus and Wrangler in South America.

Principal competitive factors in the international markets for denims are quality, price and styling. The Company believes it has competitive advantages in quality over foreign manufacturers resulting primarily from its denim manufacturing experience and the versatility of its manufacturing facilities. The Company also believes that it is a cost-effective producer in comparison with its foreign competitors, primarily because of the economies of scale resulting from the size of the Company's operations and the low labor content of denim. In addition, denim jeans have an image of being uniquely American products, which complements the Company's strategy of serving the upper-end "genuine" jeans market.

In 1993 the Company purchased 20% of the voting common stock of Compania Industrial de Parras, S.A. ("CIPSA"), and entered into certain commercial marketing agreements as well. The Company also entered into a 50/50 joint venture arrangement with CIPSA to build and operate a new world class denim manufacturing plant in Mexico. The Company believes that these actions will better position Cone to serve the growing Latin America markets.

John Wolf exports approximately one-sixth of its sales volume.
Styling and service are the principal competitive factors affecting John Wolf's position in these markets. The Company

FORM 10-K                                       Page 15
believes that there is a growing international preference for U.S. styling and design. This styling and the Company's technical printing expertise are not easily duplicated by foreign competitors and have given John Wolf's products a competitive advantage in international markets.

Trademarks and Patents

The Company owns a registered trademark containing the "Cone" name and pine cone design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and tradenames used in connection with its business and products, both domestically and internationally. However, because the Company's business is not dependent upon any trademark or tradename, the loss of any trademark or tradename now held by the Company would not have a material adverse effect upon its business or results of operations.

Customers

The Company has one unaffiliated customer, Levi Strauss ("Levi"), which accounts for more than 10% of consolidated sales. Sales to this customer amounted to 35.3%, 37.9%, and 38.5% of sales from continuing operations in 1993, 1992,and 1991, respectively.

Levi has been a customer of the Company for more than 75 years and a close, cooperative supplier/customer relationship has evolved through the development of the Company's proprietary fabrics for use in Levi's 501 family of jeans. In addition to supplying fabrics for Levi's 501 family of jeans, the Company is increasing its sales of other denim fabrics to Levi. Because the Company is Levi's major supplier, Levi initiated discussions with the Company in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, which confirms that Levi will continue to use only Cone's proprietary denim fabrics in manufacturing Levi's 501 family of jeans, and that Cone will continue to supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone will continue to be subject to customary negotiations between the parties.

In addition to formalizing the exclusive relationship between the Company and Levi relating to the denim fabrics used in Levi 501 jeans, the Supply Agreement assures Levi of a source of such fabrics in the event that a change in control of the

FORM 10-K                                       Page 16

Company adversely affects the long-standing working relationship between Levi and the Company. The Supply Agreement provides that, upon a change in control of the Company and at Levi's election, Cone will enter into a three-year supply arrangement with Levi pursuant to which Cone will make available to Levi up to 30 million yards per fiscal quarter of its proprietary denim fabrics used in Levi's 501 family of jeans, and, so long as Levi purchases at least 10 million yards per fiscal quarter, Cone will sell these fabrics exclusively to Levi. If the change in control provision becomes operative, the price for the fabric will be derived from a formula based upon prevailing denim market prices, adjusted to reflect the average differential between the price for the Company's proprietary denim and the market price of certain other denims in the market over the preceding 16 fiscal quarters, plus an additional 1.5% of the total price paid during any quarter for which purchases by Levi are less than 15 million yards. Although the Company believes that the formula price will not materially vary from the price at which the Company could have otherwise sold its proprietary denims, there is no assurance that the formula price will reflect then-current market prices for such denims.

For purposes of the Supply Agreement, a "change in control" is deemed to occur upon a change in a majority of the directors of the Company excluding persons nominated by the current Board of Directors, or a merger, consolidation or other transaction pursuant to which a third party obtains 50% or more of the Company's outstanding voting shares. In the event of a change in control followed by the Company's failure to supply fabric to Levi in accordance with the three-year supply arrangement, Levi will have the option to lease from Cone its White Oak denim manufacturing plant, which is the Company's largest denim facility, for a period not to exceed four years from the time Levi receives notice that a change of control occurred. The annual rents under such lease would be an amount equal to 115% of Cone's average operating profit on the plant for the immediately preceding three fiscal years.

The Supply Agreement expires on March 30, 1998 and is automatically extended on each March 30, for an additional year unless either party gives notice otherwise. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

FORM 10-K                                       Page 17

Other than Levi, no single customer accounted for more than 10% of the Company's net sales in 1993, 1992, and 1991.

Backlog

The Company's apparel and home furnishings order backlog was approximately $163 million, or 53 million yards, at January 2, 1994, as compared to approximately $170 million or 55 million yards at January 3, 1993. Physical deliveries for booked fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only while others are ordered for delivery several months in the future; therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 2, 1994 will be filled within the next 90 days.

Research and Development

The research and development activities of the Company are directed primarily toward improving the quality, style and performance of its apparel fabrics and other products and services. The Company also is engaged in the development of computer-aided design and manufacturing systems and other methods of improving the interaction between the Company's stylists and its customers. These activities are conducted at various facilities and expenses related to these activities are an immaterial portion of the Company's overall operating costs.

Governmental Regulation

Federal, state and local regulations relating to the work place and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. However, existing government regulations are not expected to have a material effect on the Company's financial position, operating results or planned capital expenditures. The Company currently has an active Environmental Protection Committee and an active work place safety organization.

Discontinued Operations

At the end of 1991, the Company determined that continuation of its corduroy and other bottomweight continuous piece-dyed fabrics product line was no longer economically justifiable due to substantial declines in demand and downward pressures on prices and margins caused by imported garments and to the

FORM 10-K                                       Page 18
configuration of its fabric finishing plant, which became inefficient due to product mix changes. As a result, the Company implemented a plan to discontinue and dispose of these operations. The Company experienced after-tax operating losses of $17.1 million in 1991 from its discontinued product lines and provided for estimated after-tax costs of $17.9 million in its 1991 Consolidated Financial Statements for expected future operating losses and losses associated with disposal of these operations. The discontinuance of these operations will be completed in first quarter 1994. See Note 18 of Notes to Consolidated Financial Statements. Losses from discontinued operations for 1993 and 1992 were consistent with management's assumptions in formulating the provision. Accordingly, no gain or loss has been recognized on discontinued operations in the 1993 and 1992 Consolidated Financial Statements. Management does not expect to incur any additional loss in 1994 as the discontinuance is completed.

Employees

At January 31, 1994, the Company employed approximately 7,900 persons, of whom approximately 1,500 were salaried and approximately 6,400 were hourly employees. Of such hourly employees, approximately 2,400 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. The Company has not suffered any major disruptions in its operations due to strikes or similar events for more than a decade.

FORM 10-K                                       Page 19


Item 2.   Property

The Company operates 11 manufacturing plants - nine in North Carolina and one each in South Carolina and Mississippi.
There are six apparel and five home furnishings plants. The Company also operates several distribution centers and warehouses. All significant manufacturing facilities are held in fee and are substantially free of any significant liens or other encumbrances. The Company's manufacturing facilities total approximately five million square feet of floor space, with buildings generally constructed of brick, steel, concrete or concrete block. All such facilities are maintained in good condition and are suitable for their respective purposes. Although such facilities are substantially fully utilized, the Company believes that it is in a position to respond to opportunities to produce additional higher margin fabrics through changes in product mix and through acquisition of greige goods from outside sources for further processing and finishing by the Company. The Company also has an ongoing capital expenditure program that will increase its production capacity. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company owns an office building in Greensboro where its executive and administrative offices are located. All of the Company's sales offices are leased from unrelated parties.


Item 3.   Legal Proceedings


In November 1988, William J. Elmore and Wayne Comer (the "Plaintiffs"), former employees of the Company, instituted a class action suit against the Company and Wachovia Bank & Trust Company, N.A. ("Wachovia") and certain current and former employees of the Company and Wachovia. The suit was brought on behalf of salaried employees of the Company who were participants in certain Company retirement plans. The Plaintiffs asserted a variety of claims related to actions taken and statements made concerning certain employee benefit plans maintained by the Company. In May 1990, the United States District Court in Greenville, South Carolina, certified a plaintiff class of salaried employees. In August 1990, the District Court granted partial summary judgment in favor of the defendants and significantly narrowed the extent of the Plaintiffs' claims. A trial was held in February 1991, and supplemental proceedings were held on July 24, 1991. At the trial, a witness hired by the Plaintiffs estimated the alleged loss to the Plaintiff class to range from approximately $34 million to approximately $94 million.

FORM 10-K                                       Page 20

On March 20, 1992, the District Court entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and its Chairman, Dewey L. Trogdon, and its Secretary, Lacy G. Baynes, therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which is to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution. In accordance with and to the extent permitted by the Company's Articles of Incorporation and Bylaws, the two individual defendants in this litigation are indemnified by the Company for any costs incurred by them in connection with this matter.

On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims. To secure the judgment on appeal, the Company has deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 5,795 shares valued at $.6 million.

On September 22, 1993 a three-judge panel of the United States Court of Appeals for the Fourth Circuit in a two-to-one decision reversed the District Court's decision as to the obligation to contribute additional funds to the 1983 ESOP and affirmed the District Court's dismissal of all remaining claims against the Company and the individual defendants. On October 4, 1993, Plaintiffs petitioned the fourth Circuit for rehearing, with a suggestion for rehearing en banc , and on October 29, 1993 the United States Department of Labor filed a brief in support of Plaintiffs' petition for rehearing. Plaintiffs' petition for rehearing en banc was granted on December 13, 1993, and, consequently, the panel opinion was vacated. Briefs were filed by the Plaintiffs, Department of Labor, and the Company, and an en banc oral argument was heard

FORM 10-K                                       Page 21
by the Court of Appeals on March 8, 1994. The Company is awaiting a decision. An attorney for the Plaintiffs has contended that, if Plaintiffs prevail on appeal, the judgment could exceed $50 million based on the existing judgment and additional claims relating to alleged unjust enrichment and alleged overvaluation of the Class A Preferred Stock initially contributed to the 1983 ESOP, as well as prejudgment interest.

The Company has received an opinion from its lead counsel on appeal, Robinson, Bradshaw & Hinson, P.A., a Charlotte, North Carolina firm, that, while it is not possible to predict the outcome of this lawsuit with certainty, in the opinion of such firm the District Court's decision in Plaintiffs' favor is erroneous and is more likely than not to be reversed or substantially modified by the Court sitting en banc and the dismissal of Plaintiffs' claims was proper and is more likely than not to be affirmed by the en banc Court. However, the Company has been advised by such counsel that an appellate court which votes to rehear a case en banc often reaches a result different from the panel originally designated to hear the appeal, and further, that ERISA law is rapidly changing and decisional law on many ERISA issues is neither unanimous nor fully developed. Because of the foregoing and the uncertainties inherent in the litigation process, there can be no assurance as to the ultimate resolution of this lawsuit.
An unfavorable result could have a material adverse effect on the Company's results of operations and, if Plaintiffs' judgment (including the attorneys' fees award) is affirmed on appeal, the Company's management estimates that income, net of taxes, would be reduced by approximately $10 million. It is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

FORM 10-K                                       Page 22


Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

Item 4A. Executive Officers of the Registrant.

Name                 Age          Position with the Company

J. Patrick Danahy     50          Director, President, and
                                    Chief Executive Officer

John L. Bakane        43          Director, Vice President
                                    and Chief Financial
                                    Officer

Richard S. Vetack     57          Director and Senior Vice
                                    President

Bud W. Willis III     51          Director and Vice President

James S. Butner       48          Vice President

Neil W. Koonce        46          Vice President and
                                    General Counsel

Lester J. Smith       64          Vice President

Eugene A. Trout       53          Vice President

David E. Bray         55          Treasurer

J. D. Holder          59          Controller

Terry L. Weatherford  51          Secretary

All officers of the Registrant are elected or reelected each year at the Annual Meeting of the Board of Directors or at other times as necessary. All officers serve at the pleasure of the Board of Directors and until their successors are elected and qualified.

     J. Patrick Danahy joined the Company in 1971; he was named General Manager of the Carlisle Plant in 1978 and President of the Cone Finishing Division in September 1984.
He was elected corporate Vice President in May 1986 and director in May 1989. He was named President and Chief
Operating Officer in August 1989 and President and Chief
Executive Officer in August 1990.

FORM 10-K                                       Page 23

     John L. Bakane joined the Company in 1975 and has served in various administrative and staff positions involving planning, financial management and customer service. He was named corporate Vice President in May 1986, became Chief Financial Officer in November 1988 and was elected to the Board of Directors in May 1989.

     Richard S. Vetack was employed by Otto B. May Co., a former subsidiary of the Company, until 1980. He joined the Company in March 1983 and has served in various management positions in the Textile Products Division. He was elected Vice President of the Company in 1985 and Senior Vice President in May 1987. He was elected to the Board of Directors in May 1988.

     Bud W. Willis III was employed by the Company in August 1970 and has served in various management positions in the Textile Products Division. In March 1985 he was named Executive Vice President of the Textile Products Division and in December 1985 was elected corporate Vice President. He was elected to the Board of Directors in May 1988. Since July 1992 he has been the President of the Denim Division of the Textile Products Division.

     James S. Butner was employed by Celanese Corporation, a synthetic fibers and chemical company, from 1979 to 1984, at which time he became Director of Industrial and Public Relations for the Company. Effective August 1, 1988, he was named corporate Vice President for Industrial and Public Relations.

     Neil W. Koonce was employed by the Company in January
1974 as a staff attorney.  He was elected Assistant General
Counsel in 1985, General Counsel in August 1987 and Vice
President in May 1989.

     Lester J. Smith was named Vice President of the Company in August 1978, and has executive responsibility for purchasing, including cotton and synthetic fiber procurement.

     Eugene A. Trout was employed by the Company in 1971, and was appointed Vice President of Cone Mills Marketing Co., a division of the Company, in 1980. He was elected Vice
President of the Company in December 1985 and also serves as Group Executive Vice President of the Textile Products
Division.

     David E. Bray was employed in 1977 as Director of Treasury Services. He was elected Assistant Treasurer of the
Company in May 1984 and Treasurer in November 1988.

FORM 10-K                                       Page 24

     J. D. Holder was employed by the Company in 1954 as a Cost Accountant. He became Manager of the corporate Cost Department in April 1970 and was elected Assistant Controller in 1984. He was named Controller of the Company in August 1987.

     Terry L. Weatherford was Secretary and General Counsel of Blue Bell, Inc., a manufacturer and distributor of wearing apparel, from 1981 to 1987. From 1987 to 1993, he was self-employed as an attorney except for a thirteen month period from June 1988 when he was employed by Manufactured Homes, Inc. as its General Counsel. He was employed by the Company and elected Assistant Secretary in May 1993, and effective December 1993, was elected Secretary.

FORM 10-K                                  Page 25


                          PART II

Item 5.   Market for the Registrant's Common Equity and
          Related Stockholder Matters

The Company's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The following table sets forth the high and low sales prices of the Common Stock as reported on the NYSE Composite Tape for the periods indicated.

                             Quarter Ended
            Apr.4,1993 Jul. 4,1993 Oct.3,1993  Jan.2,1994

Common stock
  prices
High         19 5/8        19 1/4    18           17 5/8
Low          13 3/8        15 7/8    14 5/8       14 3/8

                             Quarter Ended
            Mar.29,1992 Jun.28,1992 Sept.27,1992 Jan.3,1993

Common stock
  prices
High              -        11 5/8    15 7/8        16
Low               -        10        10 1/2        13

The Company has not declared any dividends on its Common Stock since it became a privately held company in 1984 and anticipates that its earnings for the foreseeable future will be retained for use in its business and to finance growth. Payment of cash dividends in the future will depend upon the Company's financial condition, results of operations, current and anticipated capital requirements, and other factors deemed relevant by the Company's Board of Directors. See Item 7. "Management's Discussion and Analysis of Results of Operations and Financial Condition".

The approximate number of holders of record of the Company's
Common Stock as of March 1, 1994 was 574.

FORM 10-K                                                      Page  26

Item 6.      Selected Financial Data

(dollar amounts in millions, except per share data)
                                                    1993   1992(1)    1991     1990     1989

Summary of Operations
   Net Sales                                     $ 769.2  $ 705.4  $ 633.0  $ 594.8  $ 617.9
     Cost of Sales                                 589.3    540.8    523.5    481.7    492.4
     Depreciation                                   21.0     18.5     17.1     16.3     16.9
       Subtotal                                    610.3    559.3    540.6    498.0    509.3
   Gross Profit                                    158.9    146.1     92.4     96.8    108.6
     Selling and Administrative                     73.3     67.6     56.8     56.8     52.2
     Restructure/Plant Closing                       -        -        0.8      3.9      -
   Income from Operations                           85.6     78.5     34.8     36.1     56.4
     Other Expense - Net                             6.1      8.3     18.4     21.1     20.2
     Income from Continuing Operations Before
       Income Tax                                   79.5     70.2     16.4     15.0     36.2
     Income Tax                                     29.9     24.8      6.3      4.1     13.0
   Income from Continuing Operations                49.6     45.4     10.1     10.9     23.2
     Discontinued Operations                         -        -      (34.9)   (14.1)    (8.4)
     Extraordinary Item                              -       (2.0)     -        -       (1.7)
   Net Income (Loss)                             $  49.6  $  43.4  $ (24.8) $  (3.2) $  13.1

   Per Share of Common Stock
     Income from Continuing Operations           $  1.68  $  1.67  $  0.22  $  0.24  $  0.76
     Net Income (Loss)                              1.68     1.59    (1.58)   (0.50)    0.26

Segment Information
   Net Sales
     Apparel                                     $ 575.8  $ 520.0  $ 458.0  $ 421.4  $ 437.9
     Home Furnishings                              193.4    185.4    175.0    173.4    180.0
       Total                                     $ 769.2  $ 705.4  $ 633.0  $ 594.8  $ 617.9
   Operating Income
     Apparel                                     $  68.8  $  67.4  $  20.4  $  25.5  $  41.2
     Home Furnishings                               19.5     16.3     19.2     19.1     18.3

Statistics and Other Data
   Current Ratio                                     1.9      1.8      1.9      2.1      2.9
   Total Assets                                  $ 431.6  $ 401.9  $ 432.7  $ 469.4  $ 517.0
   Long-Term Debt                                   77.9     77.5    188.9    200.9    220.6
   Stockholders' Equity                            210.0    163.4     82.9    111.0    136.6
   Long-Term Debt As a Percent of Stockholders'
     Equity and Long-Term Debt                       27%      32%      69%      64%      62%
   Capital Expenditures-Continuing Operations    $  38.7  $  25.4  $  21.0  $  17.8  $  13.2
   Shares Outstanding (millions) Year End (2)(3)    27.7     27.7     17.9     17.1     17.0
   Number of Employees at Year End                 7,800    7,600    7,600    8,400    8,900


(1)Fiscal Year 1992 represents a 53 week period
(2)Includes Participating Preferred Shares
(3)Includes 6.9 million shares of Common Stock issued in mid-1992 initial public offering

FORM 10-K                                       Page 27

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITION

Overview

The operating results and financial condition of Cone Mills have been influenced by a number of external factors and company initiatives. The principal influences have been domestic cotton costs, the general business cycle, apparel and fabric imports, and strategic changes in the Company's business and capital structure.

Cotton Costs. Management believes that the most significant factor affecting operating margins has been the price of cotton, the Company's principal raw material. Prices and supply of domestically grown cotton are influenced by U.S. agricultural policy and U.S. companies are generally prohibited by law from importing cotton. Historically, the risk in operating under these cotton market regulations has been that U.S. cotton prices could exceed world price levels, and U.S. companies could, therefore, experience both eroding competitiveness and margins unlike foreign competitors who have access to lower-priced cotton. In 1990 through mid-1991, domestic cotton prices generally exceeded world prices, which contributed to substantial reductions in the Company's operating margins. Provisions under the Food, Agriculture, Conservation and Trade Act of 1990, which became effective in August 1991, resulted in the reduction of the Company's effective cotton costs to world levels.

Cotton prices fluctuate with the balance of supply and demand and, since cotton is an agricultural product its supply and quality are subject to the forces of nature. World cotton prices began to rise in late 1993 and early 1994 as a result of a less favorable balance between supply and demand, primarily related to a smaller world cotton crop in 1993. See "Financial Outlook and Strategy."

General Business Cycle. The Company's operating results are closely related to the general business cycle of the U.S. economy. In this regard, Cone Mills experienced an unfavorable cyclical economic retrenchment from late 1989 through mid-1991. Management believes the U.S. economy is currently in a more mature phase of the economic cycle where typically, the demand for home furnishings and consumer durables grows at a higher rate than demand for apparel products which is usually strongest in the earlier phases of a recovery. While demand for denim apparel remains strong at retail, there presently exists an excess of denim inventories in the softgoods pipeline, which suppliers are in process of adjusting.

FORM 10-K                                       Page 28

     These trends are reflected in the Company's recent quarterly net sales (which are also generally affected by mild seasonal sales declines in the second half of the year). All quarters had 13 weeks except the fourth quarter of 1992 which had 14 weeks.

                             1993     1992      1991
                              (dollars in millions)
Net Sales:
   1st Quarter            $ 195.0  $ 174.2   $ 144.2
   2nd Quarter              202.5    182.6     162.6
   3rd Quarter              192.7    170.5     165.0
   4th Quarter              179.0    178.1     161.2

       Total              $ 769.2  $ 705.4   $ 633.0

Imports. The Company's operating results have been influenced by U.S. trade policy, which has allowed gains in market share by foreign-produced, labor-intensive garments over the past decade. This has caused U.S. manufacturers of fabrics used in these labor-intensive garments to have excess capacity, which has resulted in increased competition and reduced margins for U.S. manufacturers of commodity-type goods. In response to this environment, the Company has focused on high-margin and low-labor content businesses in which it believes it is internationally competitive. In addition, the Company believes that the recent passage of the North American Free Trade Agreement (NAFTA) will strengthen garment manufacturing in this hemisphere and generate additional opportunities for Cone Mills.

Strategic Initiatives. Over the past decade, the Company has been in the process of curtailing its production of low-margin commodity-type products and terminating or disposing of unprofitable operations. In 1991, the Company decided to discontinue its corduroy and other bottomweight continuous piece-dyed fabrics product line as a result of ongoing losses. Estimated costs of this discontinuance were provided for in the Company's 1991 consolidated financial statements. See Note 18 of Notes to Consolidated Financial Statements for a discussion of the financial impact of these actions. Cone Mills will complete the liquidation of its corduroy and other bottomweight continuous piece-dyed fabrics product line in the first quarter of 1994. Actual losses in 1992 and 1993 have been consistent with the original estimate. No additional loss in 1994 is expected as the discontinuance is completed.

FORM 10-K                                       Page 29

Management believes that ongoing businesses are interna-tionally competitive and that the restructuring is now substantially complete.

     In 1992, Cone Mills undertook several initiatives to strengthen its financial position, improve its financial flexibility and increase its ability to raise capital. Cone Mills consummated a public offering of its Common Stock in mid-1992 and received $63.6 million in net proceeds, which were used to repay $42.1 million of long-term debt and redeem $21.5 million of Class A Preferred Stock (including payment of dividend obligations on shares redeemed). Following the consummation of the offering, the Company replaced the existing credit agreement with a $75 million term loan, a $40 million receivables purchase agreement and a $60 million bank revolving credit facility. See "Liquidity and Capital Resources."

     In 1993, Cone Mills used its strengthened financial resources to fund a $38.7 million capital spending program which included the expansion of denim and home furnishings capacities. In addition, the Company purchased a 20% equity ownership in CIPSA, the largest denim manufacturer in Mexico and began the construction of a new joint venture denim plant in Mexico with CIPSA as its partner. See "Liquidity and Capital Resources."

Segment Information. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information (excluding restructuring and general corporate expenses) regarding these segments for 1993, 1992 and 1991.

                                 Fiscal Year (1)
                        1993         1992          1991
                             (dollars in millions)
Net Sales
  Apparel           $575.8  74.9%  $520.0  73.7%  $458.0  72.4%
  Home Furnishings   193.4  25.1    185.4  26.3    175.0  27.6
      Total         $769.2 100.0%  $705.4 100.0%  $633.0 100.0%

Operating Income (2)
  Apparel           $ 68.8  12.0%  $ 67.4  13.0%  $ 20.4   4.5%
  Home Furnishings    19.5  10.1     16.3   8.8     19.2  10.9

(1) Fiscal years 1993 and 1991 contained 52 weeks, and 1992 contained 53 weeks.
(2) Percentages reflect operating income as a percentage of segment net sales.

FORM 10-K                                       Page 30

Fifty-two Weeks Ended January 2, 1994 Compared with Fifty-three Weeks Ended January 3, 1993

Following a U.S. cyclical recovery from mid-1991 through the end of 1992, the rate of growth in the domestic softgoods sector began to decline and retailers and softgoods manufacturers began to report mixed results during 1993. Despite these general economic conditions, Cone Mills had record sales and income from continuing operations in 1993. In the apparel segment, sales were up substantially, primarily as a result of growth in denims and flannel shirtings. The Company believes that the strength of these products is largely a result of favorable perception of value by consumers and retailers who are seeking fashion and durability at affordable price points. The Company also benefited from expanding apparel export sales. Home Furnishings segment sales increased because of sales growth at Carlisle Finishing, arising primarily from market share gains, and the Company's real estate division, Cornwallis Development Co.

Net sales for 1993 were $769.2 million, an increase of $63.8 million, or 9.0% from 1992 net sales of $705.4 million. Gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 20.7% for both 1993 and 1992. Income from operations increased 9.0% to $85.6 million for 1993. The Company's 1993 net income was $49.6 million, or $1.68 per share, of Common Stock after preferred dividends. Net income for 1993 included $2.4 million of increased taxes resulting from the 1993 change in federal tax rates. The per-share impact of those increased taxes was $.09.

For comparison, Cone Mills reported net income of $43.4 million or $1.59 per share for 1992, which included an after tax benefit of $2.2 million related to an income tax refund, a $2.0 million extraordinary expense related to the early extinguishment of debt, and for the first six months of 1992, outstanding shares did not include 6.9 million shares issued in the Company's mid-1992 initial public offering. On a pro-forma basis, adjusted for calculating the per share earnings as if the sale of the new stock in the Company's mid-year public offering and the application of the net proceeds had occurred at the beginning of the year, the Company's net income would have been $1.47 per share for 1992. See Pro Forma Condensed Consolidated Statement of Operations on Page 71a.

     Apparel Fabrics. Apparel fabrics segment net sales were $575.8 million for 1993, an increase of 10.7% from 1992.
     The improved sales resulted from increases in sales

FORM 10-K                                       Page 31
     volume and, to a lesser extent, higher prices. Average prices adjusted for product mix changes were up approximately three percent.

     Apparel export sales for 1993 were up 18.7% to $124.9 million, as compared with $105.2 million for 1992.

     Operating margins for the apparel fabrics segment were 12.0% of net sales for 1993 as compared with 13.0% for 1992. Margins as a percent of sales were down slightly as a result of a shift in mix to lower margin specialty sportswear fabrics and, to a lesser extent, increased depreciation expense. Average cotton costs were up by approximately two percent for 1993 as compared with 1992.

     Home Furnishings. For 1993, net sales of $193.4 million for the home furnishings segment increased $8.0 million, or 4.3.%, and operating income increased $3.2 million, or 19.3% , compared with 1992. All product groups of the home furnishings segment had higher sales in 1993.

     Export sales of home furnishings products were $7.1 million in 1993 compared with $8.6 million in 1992. These export sales were impacted by poor economic conditions in European and Japanese markets.

     In 1993, operating margins for the home furnishings segment improved to 10.1% of net sales compared with 8.8% for 1992. The increase was primarily the result of improved operating performance at Olympic Products and higher sales and improved sales mix of real estate operations.

Total Company selling and administrative expenses increased from $67.6 million, or 9.6% of sales, for 1992 to $73.3 million, 9.5% of sales, for 1993. The increase in expenses was primarily the result of the redeployment of people previously charged to discontinued lines to support expanding sportswear and denim businesses, increases in salaries and benefits costs and, to a lesser extent, expenses associated with the secondary offering in early 1993 of common stock held by certain institutional shareholders of the Company.

Interest expense for 1993 decreased $4.0 million as compared with 1992 because of reduced borrowing levels and, to a lesser extent, lower interest rates. For 1993 interest income was $2.1 million lower than 1992 levels because of the interest associated with an income tax refund in the first quarter of 1992. Other income in 1993 of $.3 million represented the income from the Company's 20% investment in CIPSA.

FORM 10-K                                       Page 32

Income taxes as a percent of taxable income were 37.6% in 1993 compared with 35.3% in 1992. The effective tax rate for 1993 was higher than the previous year primarily because of the 1993 increase in federal statutory tax rates. Both periods reflect tax benefits resulting from operations of the Company's foreign sales corporation.

Fifty-three Weeks Ended January 3, 1993 Compared with Fifty-two Weeks Ended December 29, 1991

Cone experienced more favorable market conditions in 1992 compared with 1991 as the industry continued to recover from the severe U.S. economic cyclical downturn of 1989 through early 1991. The Company realized improved volume, prices and operating results because of this cyclical rebound.

Net sales for the fifty-three week fiscal year of 1992 were $705.4 million, an increase of $72.5 million or 11.4% from net sales of $633.0 million for the fifty-two week fiscal year of 1991. Operating income for 1992 of $78.5 million and income from continuing operations before extraordinary expense of $45.4 million, or $1.67 per share of Common Stock after preferred dividends, compares favorably with operating income of $34.8 million and income from continuing operations of $10.1 million, or $.22 per common share after preferred dividends for the 1991 period. Gross profit (net sales less cost of sales and depreciation) as a percent of sales was 20.7% for 1992 compared with 14.6% for 1991.

Income before extraordinary expense for 1992 was $45.4 million compared with a net loss of $24.8 million for 1991. Net income for 1992, after extraordinary expense, was $43.4 million or $1.59 per share of Common Stock after preferred dividends, and includes an income tax refund and related interest income, received in the first quarter, which together amounted to $.09 per share. The Company recognized an extraordinary expense of $2.0 million in 1992 as a result of the early termination of the existing credit agreement. The 1991 net loss was primarily the result of a $35.0 million after-tax loss associated with the Company's discontinued corduroy and bottomweight continuous piece-dyed fabrics product line.

     Apparel Fabrics. Apparel fabrics net sales were $520.0 million for the fifty-three week year of 1992, an increase of 13.5% from 1991. The improved sales resulted from increases in sales volume, primarily basic denims and shirtings, of approximately nine percent and increases in average prices, adjusted for product mix changes, of approximately six percent.

FORM 10-K                                       Page 33

     Export sales for 1992 were $105.2 million, or 20.2% of total apparel fabrics sales, compared with $81.9 million, or 17.9% in 1991.

     Operating margins for the apparel fabrics segment were 13.0% of net sales in 1992 compared with 4.5% in 1991. The increase in margins as a percent of sales resulted from reduced cotton costs, increases in volume and selling prices, and higher operating efficiencies. This included more fully absorbed overhead costs because plants were running full schedules in 1992 compared with curtailed operating schedules in the first half of 1991. Average cotton prices declined by approximately twenty-four percent in 1992 as compared with 1991.

     Home Furnishings. Net sales for 1992 of the home furnishings segment increased $10.4 million, or 6.0%, while operating income was down 14.8% compared with 1991. The increase in net sales primarily resulted from increased sales by Carlisle Finishing and John Wolf Decorative Fabrics. Operating margins in 1992 were adversely affected by higher bad debt expense, a less profitable mix of fabrics sales, higher sample and product development expenses and costs associated with the expansion of the Carlisle plant.

     Export sales of home furnishings products were $8.6 million in 1992 as compared with $9.9 million in 1991, and consisted primarily of export sales by John Wolf Decorative Fabrics. Lower exports resulted primarily from weaker economic conditions in the Company's foreign markets for these products.

Selling and administrative expense for 1992 was $67.6 million, an increase of $10.8 million from 1991, and primarily reflects higher salary and benefit costs, including incentive compensation associated with improved performance, the addition of an overseas marketing office and higher sample expense. Selling and administrative expenses represented 9.6% of 1992 net sales compared with 9.0% for 1991.

Net interest expense of $8.3 million for 1992 was down $10.1 million or 54.8% from 1991 levels. The decrease represented lower borrowing levels as a result of the proceeds from the 1992 public offering, cash flow from operations, including the sale of accounts receivable, and the liquidation of working capital associated with discontinued product lines and, to a lesser extent, lower interest rates. Net interest expense for 1992 also included a $2.1 million increase in interest income

FORM 10-K                                       Page 34
primarily resulting from interest associated with an income tax refund received in the first quarter of 1992.

Income taxes as a percent of income from continuing operations before income taxes were 35.3% in 1992 compared with 38.4% in 1991. The lower effective tax rate in the 1992 period primarily was caused by the first quarter 1992 tax refund, which related to a year in which statutory federal tax rates were higher than 1992 rates.

Earnings per share comparisons for 1992 are affected by Cone's mid-year public offering of common stock, which increased outstanding shares by 6.9 million and, through use of the net proceeds of the offering, reduced debt and preferred stock outstanding and associated interest expense and preferred dividends. Adjusting as if the offering and the application of the net proceeds therefrom had occurred at the beginning of 1992, the Company's 1992 pro-forma earnings per share was $1.47 after extraordinary item and preferred dividends, which includes a pro forma amount of $.08 per share related to a nonrecurring tax refund and associated interest income in the first quarter of 1992. See Pro Forma Condensed Consolidated Statement of Operations on Page 71a.

Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan") and stockholders' equity. Primary sources of liquidity are internally generated funds, a $60 million Credit Agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $40 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty.

During 1993, Cone Mills generated $57.2 million in funds from operating activities, including $70.6 million from net income adjusted for non-cash depreciation expenses, partially offset by increased working capital requirements, primarily resulting from reductions of accounts payable and accrued expenses. Major uses of cash during this period included $38.7 million for capital expenditures and $3.1 million for preferred stock dividends. For approximately $24 million, Cone Mills purchased 20% of CIPSA, the largest denim manufacturer in Mexico, and is in the beginning stages of building a joint venture denim plant with CIPSA. The investment in the joint venture was $2.3 million for 1993. Funding for these cash uses came primarily from operating cash flow and cash available at the beginning of the period.

FORM 10-K                                       Page 35

During 1992, Cone Mills generated $115.8 million in funds from operating activities, including $63.3 million from net income adjusted for non-cash depreciation expenses and additional funds resulting from working capital changes which included $24 million from the sale of accounts receivables. In addition, the Company raised $63.6 million in cash from the initial public offering and received $6.4 million in proceeds from the sale of property, plant and equipment primarily as a result of entering into an operating lease of $3.9 million on equipment which had been purchased in December 1991. Major uses of cash during this period included $25.4 million for capital investments, $28.5 million for redemption of preferred stock (including associated dividend obligations) and a net of $127.4 million of long-term and seasonal borrowing repayments.

On January 2, 1994, the long-term capital structure of Cone Mills consisted of $77.2 million of long-term debt, including the $75 million Term Loan, and $210.0 million of stockholders' equity. For comparison, at year-end 1992 the Company had $76.6 million of long-term debt and $163.4 million of stockholders' equity. Long-term debt as a percent of long-term debt and stockholders' equity was 27% on January 2, 1994, compared with 32% at year-end 1992.

On January 2, 1994, Cone Mills had ample liquidity, with only
$.8 million of current maturities of long-term debt and $65.5 million of available liquidity including unused borrowing capacity and cash. The Company had sold $35 million of receivables under the Receivables Purchase Agreement.

Accounts receivable on January 2, 1994, were $44.2 million, a decline of $13.2 million from January 3, 1993. At year-end 1993, the Company had sold $35 million of accounts receivable compared with $24 million at year-end 1992. In addition, the decrease in year-end 1993 balances was caused by certain customers paying in advance of due date. Receivables at year-end 1993, including those sold pursuant to the Receivables Purchase Agreement, represented 41 days of sales outstanding as compared with 47 days at year-end 1992.

Inventories on January 2, 1994, were $152.1 million, up 4.4% from year-end 1992. The increase resulted from higher greige and finished goods and real estate inventories.

Capital spending in 1993 was $38.7 million and included an expansion of denim weaving capacity of approximately nine percent and the addition of another screen printing machine at the Carlisle plant. Capital expenditures for 1992 were $25.4 million.

FORM 10-K                                       Page 36

Capital spending in 1994 is expected to be $36 million and includes expansion and upgrading of yarn preparation facilities, new weaving machines, and a new fiber production line at Olympic Products. In addition, the Company expects to invest a total of approximately $25 million in the Mexican joint venture denim company through 1995. Approximately $5.1 million of the budgeted capital expenditures for 1994 had been committed at year-end 1993.

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to have a material effect on the Company's competitive position, operating results or planned capital expenditures. Cone Mills has an active environmental committee which fosters protection of the environment and compliance with laws.

In November 1988 certain former employees of the Company instituted a class action suit against the Company and certain other defendants in which the plaintiffs ("Plaintiffs") asserted a variety of claims related to the 1983 ESOP and certain other employee benefit plans maintained by the Company. In March 1992 a judgment in the amount of $15.5 million (including an attorneys' fees award) was entered against the Company with respect to an alleged promise to make additional company contributions to the 1983 ESOP and all claims unrelated to the alleged promise were dismissed. The Company, the individual defendants and the Plaintiffs appealed. On September 22, 1993, a three-judge panel of the United States Court of Appeals for the Fourth Circuit in a two-to-one decision reversed the District Court's decision as to the obligation to contribute additional funds to the 1983 ESOP and affirmed the District Court's dismissal of all remaining claims against the Company and individual defendants. On October 4, 1993, Plaintiffs petitioned the Fourth Circuit for rehearing, with a suggestion for rehearing en banc, and on October 29, 1993, the United States Department of Labor filed a brief in support of Plaintiffs' petition for rehearing. Plaintiffs' petition for rehearing en banc, was granted on December 13, 1993, and consequently, the panel opinion was vacated. Briefs were filed by the Plaintiffs, Department of Labor, and Cone Mills, and an en banc, oral argument was heard by the Court of Appeals on March 8, 1994. The Company is awaiting a decision.

FORM 10-K                                       Page 37

Cone Mills has received an opinion from its lead counsel on appeal that, while it is not possible to predict the outcome of this lawsuit with certainty, in the opinion of such firm the District Court's decision in Plaintiffs' favor is erroneous and is more likely than not to be reversed or substantially modified by the Court sitting en banc, and the dismissal of Plaintiffs' claims was proper and is more likely than not to be affirmed by the en banc Court. Therefore, the Company's management has concluded that it is not probable that a liability has been incurred with respect to this suit. However, the Company has been advised by such counsel that an appellate court which votes to rehear a case en banc, often reaches a result different from the panel originally designated to hear the appeal, and further, that Employee Retirement Income Security Act (ERISA) law is rapidly changing and decisional law on many ERISA issues is neither unanimous nor fully developed. Because of the foregoing and the uncertainties inherent in the litigation process, there can be no assurance as to the ultimate resolution of this lawsuit. An unfavorable result could have a material adverse effect on the Company's results of operations and, if Plaintiffs' judgment (including the attorneys' fees award) is affirmed on appeal, the Company's management estimates that income net of taxes, would be reduced by approximately $10 million. Management also believes that the Company's unused borrowing capacity available under the Revolving Credit Facility and its internally generated funds are sufficient to meet its liquidity requirements for the foreseeable future and that it is unlikely that the Company's operations would be materially adversely affected by any cash shortage as a result of the judgement. For these reasons, it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition. To secure the judgment on appeal from the District Court to the Court of Appeals, the Company has deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 5,795 shares valued at $.6 million. The letter of credit was substituted for an $8 million cash deposit made in April 1992. To record these escrow transactions, the Company increased outstanding Class A Preferred Stock by $8.1 million and established an offsetting contra stockholders' equity account. These transactions did not have an effect upon net income or stockholders' equity of the Company.

FORM 10-K                                       Page 38

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

Cone Mills adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("FAS 106") in the first quarter of 1993. The additional noncash charge to earnings resulting from implementation of FAS 106, including amortization of the transition obligation, did not have a material impact on the Company's results of operations. See
Note 8 of Notes to Consolidated Financial Statements.

The Company provides health care benefits and life insurance benefits for certain disabled employees and health care continuation coverage for former employees as mandated by law. The Company pays a portion of the actual costs of these benefits. SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective in 1994, requires an accrual method of recognizing these benefits rather than recording an expense when paid. Based upon preliminary studies, the Company expects the cumulative effect of this accounting change will reduce first quarter 1994 net income by less than $2 million.


Financial Outlook and Strategy

For over two years, Cone Mills has benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While the Company believes that demographic trends and other market developments continue to present favorable long-term opportunities for growth, Cone is cautious about the near-term balance between growing domestic retail denim apparel sales and domestic, industry-wide denim garment and fabric inventories which have been increasing at a higher rate of growth. As inventory levels are adjusted, prices and volumes could potentially be affected. Sportswear and home furnishings markets should not be directly impacted and are expected to grow over the next year.

Since November of 1993, the market price of cotton, the Company's principal raw material, has increased significantly.
Even though Cone Mills has purchased cotton for future deliveries at favorable prices, continued high spot and forward cotton prices could affect the Company's profit margin

FORM 10-K                                       Page 39
in 1994, unless prices for denims and specialty sportswear products can be increased accordingly.

Cone Mills actively seeks possible acquisitions and other investment opportunities to which it believes it can add value through application of its manufacturing and marketing expertise. There can be no assurance that any actual transaction will ultimately result, but the consummation of any such transaction could involve a significant financial commitment.

On June 25, 1993, the Company purchased a 20% ownership in CIPSA, the largest denim manufacturer in Mexico. This investment cost approximately $24 million and the Company accounts for this investment by the equity method. Third-quarter 1993 earnings from this affiliate were included in the Company's statement of operations for the fourth quarter of 1993.

Cone Mills has also signed agreements dated June 25, 1993, with CIPSA, providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility in Parras, Mexico. The partners plan to invest a total of approximately $50 million, with each partner providing 50% of this investment. Capital requirements for the joint venture will primarily occur in 1994 and 1995. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA.

On February 17, 1994, the Board of Directors of Cone Mills Corporation authorized the repurchase, from time to time, of up to 2.5 million shares of the Company's outstanding common stock in open market transactions. Repurchase decisions will be based on the Company's expected capital structure, the market price of the common stock, and alternative investment opportunities.

The Company believes that its internally generated operating funds and funds available under its credit facilities are sufficient to meet its working capital, capital spending, possible stock repurchases, and financing needs for the foreseeable future, including the investment in the joint venture.

FORM 10-K                                        Page 40

Item 8.  Financial Statements and Supplementary Data

                    McGLADREY & PULLEN
       CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


               INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

     We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of January 2, 1994 and January 3, 1993 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of January 2, 1994 and January 3, 1993, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1994 in conformity with generally accepted accounting principles.




                                       McGladrey & Pullen

Greensboro, North Carolina
February 11, 1994 except for
 Note 17 as to which the date
 is March 8, 1994

FORM 10-K                                                    Page 41
Item 8.  (continued)

                                  CONE MILLS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                      Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                                (amounts in thousands, except per share data)

                                                                       1993         1992         1991

Net Sales (Note 16)                                               $   769,230  $   705,430  $   632,964

Operating Costs and Expenses:
  Cost of sales                                                       589,314      540,825      523,454
  Selling and administrative                                           73,326       67,554       56,802
  Depreciation                                                         20,991       18,553       17,093
  Restructuring cost (Note 14)                                              -            -          767

                                                                      683,631      626,932      598,116

Income from Operations                                                 85,599       78,498       34,848

Other Income (Expense):
  Interest income                                                         521        2,621          568
  Interest expense                                                     (6,950)     (10,938)     (18,973)
  Other income                                                            317            -            -

                                                                       (6,112)      (8,317)     (18,405)
Income from Continuing Operations
  before Income Taxes                                                  79,487       70,181       16,443

Income Taxes (Note 9)                                                  29,884       24,782        6,308


Income from Continuing Operations                                      49,603       45,399       10,135

Discontinued Operations (Note 18):
  (Loss) from operations (net of income tax benefit
    of $10,311)                                                             -            -      (17,091)

  (Loss) on disposal of discontinued operations
    (net of income tax benefit of $10,777)                                  -            -      (17,860)

  (Loss) on Discontinued Operations                                         -            -      (34,951)

Income (Loss) before Extraordinary Item                                49,603       45,399      (24,816)

Extraordinary Item - Expenses Related to
  Early Extinguishment of Debt-(Net of
  income tax benefit of $1,212)                                             -       (2,009)           -

Net Income (Loss)                                                 $    49,603  $    43,390  $   (24,816)


Income (Loss) Available to Common Stockholders (Note 15):
  Income from Continuing Operations                               $    46,808  $    40,839  $     4,324
  Income (Loss) before Extraordinary Item                         $    46,808  $    40,839  $   (30,627)
  Net Income (Loss)                                               $    46,808  $    38,830  $   (30,627)

Earnings (Loss) Per Share  (Note 15):
  Income from Continuing Operations                               $      1.68  $      1.67  $      .22
  Income (Loss) before Extraordinary Item                         $      1.68  $      1.67  $    (1.58)
  Net Income (Loss)                                               $      1.68  $      1.59  $    (1.58)

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted (Note 15)                                              27,894       24,470       19,415

See Notes to Consolidated Financial Statements.

FORM 10-K                                                                Page 42
Item 8.  (continued)

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                January 2, 1994 and January 3, 1993
                      (amounts in thousands, except share and par value data)

       ASSETS                                                  1993           1992

   Current Assets:
      Cash                                                $       503  $     7,285

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000;
        $3,228 (Notes 2 and 16)                                44,175       57,357

      Inventories (Note 3):
        Greige and finished goods                              84,923       82,444
        Work in process                                        15,968       14,788
        Raw materials                                          20,612       22,469
        Supplies and other                                     30,621       26,060

                                                              152,124      145,761

      Other current assets                                      5,542        5,164

          Total Current Assets                                202,344      215,567

   Investments in Unconsolidated Affiliates (Note 4)           26,420            -

   Other Assets                                                 3,171        2,105



   Property, Plant and Equipment:
      Land                                                     20,758       22,744
      Buildings                                                71,942       67,071
      Machinery and equipment                                 239,846      213,388
      Other                                                    25,799       21,954

                                                              358,345      325,157

        Less accumulated depreciation                         158,669      140,881

            Property, Plant and Equipment-Net                 199,676      184,276




                                                          $   431,611  $   401,948

   See Notes to Consolidated Financial Statements.

FORM 10-K                                                                Page 43
Item 8.  (continued)

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                           January 2, 1994 and January 3, 1993
                  (amounts in thousands, except share and par value data)

                 LIABILITIES AND STOCKHOLDERS' EQUITY           1993         1992

Current Liabilities:
   Notes payable                                          $     5,099  $     6,653
   Current maturities of long-term debt (Note 6)                  767          872
   Accounts payable - trade                                    26,746       31,418
   Sundry accounts payable and accrued expenses (Note 5)       44,231       58,858
   Income taxes payable                                             -          276
   Deferred income taxes (Note 9)                              27,295       22,848

       Total Current Liabilities                              104,138      120,925

Long-Term Debt (Note 6)                                        77,172       76,628

Deferred Items:
   Deferred income taxes (Note 9)                              36,652       37,328
   Other deferred items                                         3,615        2,520

                                                               40,267       39,848

Contribution to Employee Stock Ownership Plan                       -        1,196

Stockholders' Equity:
   Class A Preferred Stock - $100 par value; authorized
       1,500,000 shares; issued and outstanding 465,077
       shares; 1992, 459,282 shares - Employee Stock
       Ownership Plan (Notes 11 and 17)                        46,508       45,928
   Class A Preferred Stock held in escrow (81,125 shares;
       1992, 75,330 shares) (Notes 11 and 17)                  (8,113)      (7,533)
   Class B Preferred Stock - no par value; authorized
       5,000,000 shares (Note 11)                                   -            -
   Nonvoting Common Stock - $.10 par value; 1993, authorized
       0 shares; 1992, authorized 8,000,000 shares; issued
       and outstanding 1,231,327 shares (Note 11)                   -          123
   Common Stock - $.10 par value; authorized 42,700,000
       shares; issued and outstanding 27,744,783 shares;
       1992,  26,435,888 shares (Notes 11 and 12)               2,774        2,644
   Capital in excess of par                                    75,397       75,227
   Retained earnings                                           93,468       46,962

       Total Stockholders' Equity                             210,034      163,351

                                                          $   431,611  $   401,948

See Notes to Consolidated Financial Statements.

FORM 10-K

                             CONE MILLS CORPORATION AND SUBSIDIARIES                               Page 44
Item 8. (continued)      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              YEARS ENDED JANUARY 2, 1994, JANUARY 3, 1993 AND DECEMBER 29, 1991
                            (amounts in thousands, except share data)

                                           Class A Preferred          Class A Preferred           Participating
                                                  Stock                  Stock - Escrow           Preferred Stock
                                           Shares       Amount        Shares       Amount       Shares       Amount

Balance, December 30, 1990                  607,029 $     60,703             - $          -      635,000   $      635

Net income (loss)                                 -            -             -            -            -            -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed                           (72,003)      (7,200)            -            -            -            -
  Cash dividends paid                             -            -             -            -            -            -
  Shares issued (9.50%
    dividend on shares
    outstanding)                             53,105        5,310             -            -            -            -
  Shares issued to fund 1990
    contribution to Employee
    Stock Ownership Plan                     13,743        1,374             -            -            -            -
Common Stock:
  Options exercised                               -            -             -            -            -            -
  Purchase of common shares                       -            -             -            -            -            -
  Shares issued -
    Employee Equity Plan                          -            -             -            -            -            -

Balance, December 29, 1991                  601,874 $     60,187             - $          -      635,000   $      635

Net income                                        -            -             -            -            -            -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed                          (274,425)     (27,442)            -            -            -            -
  Cash dividends paid                             -            -             -            -            -            -
  Shares issued (9.70%
    dividend on shares
    outstanding)                             56,100        5,610             -            -            -            -
  Shares issued for partial
    funding of 1991
    contribution to Employee
    Stock Ownership Plan                        403           40             -            -            -            -
  Shares issued to Employee
    Stock Ownership Plan
    Trustee held in Cone
    escrow account                           75,330        7,533       (75,330)      (7,533)           -            -
Participating Preferred Stock
  Converted to CommonStock:
    Voting                                        -            -             -            -     (511,867)        (512)
    Nonvoting                                     -            -             -            -     (123,133)        (123)
Common Stock:
  6,900,000 common shares
    issued in public offering                     -            -             -            -            -            -
  Options exercised                               -            -             -            -            -            -
  Purchase of common shares                       -            -             -            -            -            -

Balance, January 3, 1993                    459,282 $     45,928       (75,330)$     (7,533)           -   $        -

Net income                                        -            -             -            -            -            -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                             -            -             -            -            -            -
  Shares issued (8.0%
    dividend on shares held
    in Cone escrow account)                   5,795          580        (5,795)        (580)           -            -
Nonvoting Common Stock -
  converted to Voting Common
  Stock                                           -            -             -            -            -            -
Common Stock:
  Options exercised                               -            -             -            -            -            -
  Purchase of common shares                       -            -             -            -            -            -

Balance, January 2, 1994                    465,077 $     46,508       (81,125)$     (8,113)           -   $        -

See Notes to Consolidated Financial Statements.

FORM 10-K

                              CONE MILLS CORPORATION AND SUBSIDIARIES                             Page 44a
Item 8.(continued)        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               YEARS ENDED JANUARY 2, 1994, JANUARY 3, 1993 AND DECEMBER 29, 1991
                             (amounts in thousands, except share data)

                                               Nonvoting                                        Capital in
                                              Common Stock               Common Stock            Excess      Retained
                                           Shares       Amount        Shares       Amount        of Par      Earnings

Balance, December 30, 1990                        - $          -    10,777,268 $      1,078 $      7,753   $   40,784

Net income (loss)                                 -            -             -            -            -      (24,816)
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed                                 -            -             -            -            -           (2)
  Cash dividends paid                             -            -             -            -            -         (460)
  Shares issued (9.50%
    dividend on shares
    outstanding)                                  -            -             -            -            -       (5,310)
  Shares issued to fund 1990
    contribution to Employee
    Stock Ownership Plan                          -            -             -            -            -            -
Common Stock:
  Options exercised                               -            -        81,000            8          122            -
  Purchase of common shares                       -            -       (17,812)          (2)         (69)           -
  Shares issued -
    Employee Equity Plan                          -            -       750,000           75        2,925            -

Balance, December 29, 1991                        - $          -    11,590,456 $      1,159 $     10,731   $   10,196

Net income                                        -            -             -            -            -       43,390
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed                                 -            -             -            -            -           (5)
  Cash dividends paid                             -            -             -            -            -       (1,009)
  Shares issued (9.70%
    dividend on shares
    outstanding)                                  -            -             -            -            -       (5,610)
  Shares issued for partial
    funding of 1991
    contribution to Employee
    Stock Ownership Plan                          -            -             -            -            -            -
  Shares issued to Employee
    Stock Ownership Plan
    Trustee held in Cone
    escrow account                                -            -             -            -            -            -
Participating Preferred Stock
  Converted to CommonStock:
    Voting                                        -            -     5,118,669          512            -            -
    Nonvoting                             1,231,327          123             -            -            -            -
Common Stock:
  6,900,000 common shares
    issued in public offering                     -            -     6,900,000          690       62,792            -
  Options exercised                               -            -     3,200,550          320        7,084            -
  Purchase of common shares                       -            -      (373,787)         (37)      (5,380)           -

Balance, January 3, 1993                  1,231,327 $        123    26,435,888 $      2,644 $     75,227   $   46,962

Net income                                        -            -             -            -            -       49,603
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                             -            -             -            -            -       (3,097)
  Shares issued (8.0%
    dividend on shares held
    in Cone escrow account)                       -            -             -            -            -            -
Nonvoting Common Stock -
  converted to Voting Common
  Stock                                  (1,231,327)        (123)    1,231,327          123            -            -
Common Stock:
  Options exercised                               -            -       100,000           10          525            -
  Purchase of common shares                       -            -       (22,432)          (3)        (355)           -

Balance, January 2, 1994                          - $          -    27,744,783 $      2,774 $     75,397   $   93,468

See Notes to Consolidated Financial Statements.

FORM 10-K                                                         Page 45
Item 8.   (continued)

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Years Ended January 2, 1994, January 3, 1993 and December 29, 1991
                                     (amounts in thousands)
                                                                        1993         1992        1991
Cash Flows from Operating Activities:
   Net Income (Loss)                                              $    49,603  $    43,390 $   (24,816)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation                                                      20,991       19,952      19,287
     Employee Stock Ownership Plan expense                                  -        1,250       1,435
     Loss(gain) on sale and writedown of property,plant and equipment  (1,657)      (1,670)     13,995
     Amortization                                                         444          959       1,069
     Equity in earnings-unconsolidated affiliate                         (317)           -           -
     Change in assets and liabilities:
       Decrease (increase) in trade receivables                        13,182       42,050     (17,903)
       Decrease (increase) in inventories                              (6,363)      (5,013)     35,431
       Decrease (increase) in other assets                             (2,045)         275        (319)
       Increase (decrease) in accounts payable and accrued expenses   (19,299)      14,194      25,140
       Increase (decrease) in income taxes payable                       (276)      (1,948)      2,031
       Increase (decrease) in deferred income taxes                     3,771        4,062     (17,083)
       Increase (decrease) in other liabilities                          (835)      (1,661)     (1,540)

     Net cash provided by operating activities                         57,199      115,840      36,727

Cash Flows from Investing Activities:
   Investments in unconsolidated affiliates                           (26,103)           -           -
   Proceeds from sale of property, plant and equipment                  4,869        6,423       6,222
   Capital expenditures                                               (38,712)     (25,398)    (21,751)

     Net cash used in investing activities                            (59,946)     (18,975)    (15,529)

Cash Flows from Financing Activities:
   Net borrowing (payments)  -  short-term loans                       (1,554)         353      (1,303)
   Principal payments  -  long-term debt                              (77,307)    (316,655)   (127,866)
   Proceeds from long-term debt borrowings                             77,746      189,246     111,865
   Purchase of outstanding capital stock - Class A Preferred                -      (27,442)     (7,200)
   Purchase of outstanding capital stock - Common                        (358)      (5,417)        (71)
   Proceeds from issuance of capital stock - Common                       535       70,886       3,130
   Dividends paid - Class A Preferred                                  (3,097)      (1,009)       (460)

     Net cash used in financing activities                             (4,035)     (90,038)    (21,905)

     Net increase (decrease) in cash                                   (6,782)       6,827        (707)

Cash at Beginning of Period                                             7,285          458       1,165

Cash at End of Period                                             $       503  $     7,285 $       458

Supplemental Disclosures of Cash Flow Information:
Cash payments for:
   Interest, net of interest capitalized                          $     7,125  $    11,100 $    21,387
   Income taxes, net of refunds                                   $    23,926  $    25,011 $    (1,553)

Supplemental Schedule of Noncash Investing and Financing Activities:

   Stock dividend paid - Class A Preferred Stock                  $         -  $     5,610 $     5,310
   Contribution to ESOP - Class A Preferred Stock                           -           40       1,374
   Class A Preferred Stock issued                                 $         -  $     5,650 $     6,684

   Class A Preferred Stock issued to ESOP trustee for Cone
     escrow account                                               $         -  $     7,533 $         -
   Stock Dividend paid to ESOP trustee for escrow account                 580            -           -
   Class A Preferred Stock issued                                 $       580  $     7,533 $         -

   Nonvoting Common Stock issued                                  $         -  $       123 $         -
   Common Stock issued                                                    123          512           -
   Participating Preferred Stock converted to common stocks                 -  $       635 $         -
   Nonvoting Common Stock converted to Voting Common Stock        $       123

See Notes to Consolidated Financial Statements.

FORM 10-K                                       Page 46

          CONE MILLS CORPORATION AND SUBSIDIARIES

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.   Summary of Significant Accounting Policies

          Principles of consolidation:

               The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts have been eliminated.

          Fiscal year:

               The Company's fiscal year ends on the Sunday nearest December 31. The years ended January 2, 1994, and December 29, 1991, contained 52 weeks. The year ended January 3, 1993, contained 53 weeks.

          Inventories (amounts in thousands):

               Substantially all components of textile
               inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. If current replacement cost had been used for valuing financial statement inventories, that portion of the inventories based on the LIFO method would have been approximately $20,000 higher at January 2, 1994, and $14,000 higher at January 3, 1993. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $86,000 at January 2, 1994, and $84,000 at January 3, 1993.

          Investments in Unconsolidated Affiliates:

               Investments in unconsolidated affiliated companies are accounted for by the equity method.

FORM 10-K                                       Page 47

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Property, plant and equipment:

               Property, plant and equipment is carried at cost except for assets related to discontinued operations, which are carried at estimated net realizable value. Depreciation is computed by the straight-line method for financial reporting purposes.

          Capital stock redeemed:

               Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Preferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par applicable to common shares and to retained earnings thereafter.

          Deferred Income Taxes:

               Deferred income taxes are provided on the difference between the financial reporting and the income tax basis of assets and liabilities, principally inventories, and property, plant and equipment. Balance sheet classification of these deferred income taxes is based upon the classification of the related assets or liabilities that created the temporary differences and does not necessarily reflect the expected timing of the reversals.

          Postemployment Benefits:

               The Company provides health care benefits (in excess of Medicare) and life insurance benefits for certain disabled employees and health care continuation coverage for former employees as mandated by law. Presently, the Company pays a portion of the actual costs of these benefits. SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which is effective for fiscal years beginning after December 15, 1993, requires an accrual method of recognizing postemployment benefits rather
               than recording an expense when  paid.   Based

FORM 10-K                                       Page 48

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          upon preliminary studies, the Company expects the cumulative effect of this accounting change will reduce first quarter 1994 net income by less than $2 million.

Note 2.   Sale of Accounts Receivables

          On August 11, 1992, the Company entered into an agreement extendable to August 1995, with the subsidiary of a major financial institution, which allows the sale without recourse of up to $40 million of an undivided interest in eligible trade receivables. The Company acts as an agent for the purchaser by performing record keeping and collections function of receivables sold. The cost of receivables sold by the Company is the commercial paper rate plus 65 basis points calculated for the period of time from the sale of a receivable until its payment date. The resulting cost on the sale of receivables is included in cost of sales. Accounts receivable is shown net of $35 million sold at January 2, 1994 and net of $24 million sold at January 3, 1993 under this agreement. Cash flows provided by operating activities for the years ended January 2, 1994 and January 3, 1993 include the sale of accounts receivable of $11 million and $24 million, respectively.

Note 3.   Inventory Liquidations (amounts in thousands):

          During 1993, 1992 and 1991, certain inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of these liquidations increased net earnings by $303 in 1993, $1,076 in 1992 and by $2,082 in 1991.

Note 4.   Investments In Unconsolidated Affiliates

          On June 25, 1993, the Company purchased a 20% ownership in Compania Industrial de Parras S.A., ("CIPSA"), the largest denim manufacturer in Mexico. This investment cost approximately $24 million and the Company accounts for this investment by the equity method. Third-quarter 1993 earnings from this affiliate were included in

FORM 10-K                                       Page 49
Item 8.   (continued)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     the Company's statement of operations for the fourth quarter of 1993. The Company has not received any dividends on this investment.

     The summarized unaudited financial information of CIPSA
     (100% basis), as adjusted for purchase accounting, is set forth below:

     Financial Information (amounts in thousands):

     Income statement data                      1993
     (13 weeks ending September 30, 1993)
         Net sales                          $ 23,128
         Gross profit                          5,669
         Net income                            1,584
         Company's equity in net income          317

     Balance sheet data (September 30, 1993)
         Current assets                     $ 70,311
         Noncurrent assets                    87,657
         Current liabilities                  13,282
         Noncurrent liabilities               24,121
         Net assets                          120,565
         Company's equity in net assets       24,113

     The carrying value of this investment exceeds by approximately $10.4 million the Company's share in CIPSA's net assets calculated using U.S. generally accepted accounting principles before application of purchase accounting. Approximately $2.9 million of the excess relates to differences between historical costs and fair market values of CIPSA's property, plant and equipment. The remainder is goodwill of approximately $7.5 million which is being amortized over 25 years by the straight-line method.

     The Company has also signed agreements dated June 25, 1993, with CIPSA providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility in Parras, Mexico. The partners plan to invest a total of approximately $50 million, with each partner providing 50% of this investment. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA. Expenditures on the joint venture began in the third quarter of 1993 and as of January 2, 1994 the Company has invested $2.3 million.

FORM 10-K                                       Page 50

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5.   Sundry Accounts Payable and Accrued Expenses

          Sundry accounts payable and accrued expenses consist of the following:

                                      1993     1992
                                 (amounts in thousands)

         Accrued salaries, wages
           and commissions         $ 15,062 $ 12,158
         Checks issued in excess
           of deposits               12,185   10,101
         Employee withholdings          936   13,768
         Other                       16,048   22,831
                                   $ 44,231 $ 58,858

Note 6.  Long-Term Debt

     Long-term debt consists of the following:

                                        January 2, 1994
                                         Current
                                  Total  Maturity  Long-Term
                                    (amounts in thousands)

     8% Senior Note             $ 75,000  $    -   $ 75,000
     Revolving Credit Agreement        -       -          -
     Industrial Revenue Bonds      1,231     474        757
     Other                         1,708     293      1,415
                                $ 77,939  $  767   $ 77,172



                                        January 3, 1993
                                         Current
                                  Total  Maturity  Long-Term
                                    (amounts in thousands)

     8% Senior Note             $ 75,000  $    -   $ 75,000
     Revolving Credit Agreement        -       -          -
     Industrial Revenue Bonds      2,035     804      1,231
     Other                           465      68        397
                                $ 77,500  $  872   $ 76,628

FORM 10-K                                       Page 51

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Financing arrangements effective August 13, 1992 include a ten year $75 million 8% Senior Promissory Note and a three year $60 million Revolving Credit Agreement. Annual principal payments of $10.7 million are required by the Senior Note, beginning August 1996, with the remaining principal amount due August 2002. Borrowings under the Revolving Credit Agreement are at floating rates, determined by either the prime rate, CD Rate, or LIBOR, at the Company's option, plus a margin determined by the Company's capital structure.

     The financing agreements contain certain covenants regarding the operations and financial condition of the Company. The Company was in compliance with all loan covenants at January 2, 1994. The total amount of unused capacity under the Revolving Credit Agreement at January 2, 1994, was $60 million.

     The Company's industrial revenue bond obligations are at interest rates ranging from 70% to 86% of prime rate and have maturities through 1999.

     The Company's other long-term obligations are $187,000 at 7% per annum and $1,521,000 at lender's prime rate plus
     1%.  These obligations also have maturities through 1999.

     The fair value of the Company's long-term debt approximates its carrying value.

     Annual maturities of long-term debt for each of the next five fiscal years are:

                   1994  $   767,000
                   1995      745,000
                   1996   11,675,000
                   1997   10,878,000
                   1998   10,881,000

Note 7.   Retirement Plans

     The Company maintains noncontributory defined benefit pension plans covering substantially all employees. The plan covering salaried employees provides pension benefits based on years of service and average compensation for the highest five consecutive years during the last ten years of service. Plans covering hourly employees and long distance drivers provide benefits based on compensation for each year of service.

FORM 10-K                                       Page 52

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Pension expense related to these plans was $2,445,000 in 1993, $1,807,000 in 1992 and $1,963,000 in 1991. The
     Company's funding policy is to make annual contributions of amounts that are deductible for income tax purposes. Assets of the pension plans are primarily invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds.

     Net periodic pension costs for 1993, 1992 and 1991 included the following components:

                                      1993    1992     1991
                                   (amounts in thousands)

     Service cost, benefits
       earned during period        $ 1,284 $ 1,194  $ 1,263
     Interest cost on projected
       benefit obligation            1,180     686      667
     Actual return on assets          (571)   (262)    (327)
     Net amortization and deferral     552     189      360

                                   $ 2,445 $ 1,807  $ 1,963

     Assumptions used in determining the periodic pension cost of the pension plans are as follows:

                                     1993   1992     1991

     Discount rate                    8.5%   8.5%     8.5%

     Average rate of increase
       in compensation levels         4.0    4.5      4.5

     Expected long-term rate of
       return on assets               9.0    8.0      8.0

FORM 10-K                                               Page  53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheets at January 2,1994 and January 3, 1993:

                                                  1993                       1992
                                          Assets      Accumulated     Assets     Accumulated
                                          Exceed       Benefits       Exceed      Benefits
                                        Accumulated     Exceed      Accumulated    Exceed
                                         Benefits       Assets       Benefits      Assets
                                                      (amounts in thousands)

Actuarial present value of accumulated
  benefit obligation-vested portion       $   5,415   $    2,472   $    2,251    $    1,514

Actuarial present value of accumulated
  benefit obligation-nonvested portion          649           20          824             6

Accumulated benefit obligation - total        6,064        2,492        3,075         1,520

Additional amounts related to projected
  compensation levels                         8,377          133        3,762             -

Total actuarial projected benefit
  obligation for service rendered to date    14,441        2,625        6,837         1,520

Less:  Plan assets at fair value              8,168          159        5,235           139

Projected benefit obligation in excess of
   plan assets                               (6,273)      (2,466)      (1,602)       (1,381)

Unrecognized net actuarial (gain) loss,
  difference in assumptions and actual
  experience                                  7,879          176          425          (963)

Unrecognized prior service income              (543)         (28)        (607)          (34)

Initial unrecognized net liability
  at date of adoption, being recognized
  over 15-16 years                              512          756          570           850

Adjustment to recognize minimum liability
  through recording an intangible asset           -         (734)           -             -

Pension-related assets (liabilities)
  included in the consolidated balance
  sheets                                   $   1,575   $   (2,296)  $   (1,214)   $  (1,528)

    Assumptions used in determining the funded status of the pension plans
    (shown above) are as follows:

                                             1993        1992

             Discount Rate                    7.5%        8.5%

             Average rate of increase in
               compensation levels            4.0         4.5

FORM 10-K                                       Page 54

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Listed below are the Company's three defined contribution plans which cover substantially all employees.

     1.   The 1983 Employee Stock Ownership Plan ("ESOP")
     2.   The Supplemental Retirement Plan ("SRP")
     3.   The Employee Equity Plan ("EEP")

     For the years 1990 through 1992, the Company made ESOP contributions for eligible, nonsalaried employees equal to 1% of compensation, less forfeitures. Contributions to the ESOP were made in cash and Class A Preferred Stock of the Company. The Company discontinued contributions to the ESOP after 1992. The ESOP is subject to a floor offset arrangement in conjunction with the Company's defined benefit plans with respect to pension benefits earned for service after 1983. Under the floor offset arrangement, retirement benefits earned after 1983 under the Company's three defined benefit pension plans are offset by the actuarial equivalent pension value of participants' ESOP accounts.

     The 401(k) Program ("Program"), formerly known as the Supplemental Retirement Program, consists of the EEP and the SRP. Participants of the Program may contribute from 2% to 10% of their annual compensation to the SRP or to the EEP, or their contributions may be divided between the two plans. Starting in 1994, employees may contribute from 2% to 15% of their compensation. The Company makes matching cash contributions of 25% to the SRP, and 50% to the EEP. The Company matches employee contributions up to 6% of the employee's annual compensation.

     Beginning in 1994, there will be two new plans in the Program, the EEP-Hourly and the SRP-Hourly. Salaried participants will remain in the EEP and SRP while hourly participants will go into the two new plans. The two new hourly plans are identical to the original EEP and SRP, except for the employment status of the participants.

FORM 10-K                                       Page 55

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Expenses for the three defined contribution plans are shown below:

                         1993        1992        1991
                          (amounts in thousands)
     ESOP              $    -     $ 1,250     $ 1,435
     EEP                  544       1,174         353
     SRP                  631       1,149         286

     The 1992 EEP and SRP expenses include a special discretionary contribution made by the Company.

Note 8.   Postretirement Benefits Other Than Pensions
          (amounts in thousands)

     The Company provides postretirement health care benefits to certain retired employees between the ages of 55 and
     65. These employees become eligible for postretirement health care benefits if they retire after age 55 and have completed 15 years of service. The plan is contributory, with retiree contributions and plan design adjusted annually to reflect changes in health care costs. The Company funds a portion of the actual health care costs.

     The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("FAS 106"), as of the beginning of the 1993 fiscal year. FAS 106 requires accrual of the cost of providing postretirement benefits during the employees' active service periods. The Company's accumulated postretirement benefit obligation ("APBO") at the time of adoption was $4,598 and is being amortized to expense over a 20-year transition period. Prior to 1993, the Company recognized retiree health care expense when the benefits were paid. The effect of the change in accounting policy was to reduce net income for 1993 by $405.

FORM 10-K                                       Page 56

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     The periodic expense for postretirement benefits included the following components for the year ended January 2, 1994:

     Service cost for benefits
       earned during the year                     $ 188
     Interest cost on accumulated benefit
       obligation                                   379
     Amortization of transition obligation          230
     Total expense                                $ 797

     Postretirement benefit cost recognized in 1992 under the Company's prior accounting policy was $277.

     The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, are as follows at January 2, 1994:

     Accumulated postretirement benefit obligation:
        Retirees                                     $   743
        Fully eligible active plan participants          967
        Other active plan participants                 2,242
        Total                                        $ 3,952
     Plus unrecognized gain                            1,080
     Less unrecognized transition obligation           4,368
     Accrued postretirement benefit cost             $   664

     For measurement purposes, a 15 percent annual rate of increase in per capita health care costs of covered benefits was assumed for 1994, with such rate of increase gradually declining to 5.5 percent in 2003. Increasing the assumed health care cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at January 2, 1994 by $431 and increase net periodic postretirement benefit expense by approximately $78 in 1993. The accumulated postretirement benefit obligation was computed using an assumed discount rate of 7 percent for 1993.

FORM 10-K                                                Page 57

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

       The following tables present the provision for income taxes, the components of income tax expense from continuing operations, a reconciliation of the statutory U.S. income tax rate to the effective income tax rate, and the components and items comprising net deferred income tax liability.

       Provision (Credit) for Income Taxes (in thousands)

                                               1993                            1992                            1991
       Continuing operations              $   29,884                      $   24,782                      $    6,308
       Discontinued operations                     -                               -                         (21,088)
       Extraordinary item                          -                          (1,212)                            -

       Total provision (credit)           $   29,884                      $   23,570                      $  (14,780)

       Components of Income Tax Expense from
         Continuing Operations (in thousands)

                                              1993                            1992                            1991
                                  Current   Deferred    Total     Current   Deferred    Total     Current   Deferred    Total

       Federal                  $  22,303 $    3,470 $  25,773  $  17,447 $    3,511 $  20,958  $  10,737 $   (6,406)$  4,331
       State and local              3,810        301     4,111      3,273        551     3,824      1,877        100    1,977

       Total provision (credit) $  26,113 $    3,771 $  29,884  $  20,720 $    4,062 $  24,782  $  12,614 $   (6,306)$  6,308

       Reconciliation to Effective Tax Rate
         from Continuing Operations             1993                            1992                            1991

       Statutory U. S. tax rate                 35.0 %                          34.0 %                          34.0 %
       State income taxes, net of federal
         benefit                                 3.4                             3.6                             7.9
       Tax benefit from foreign sales
         corporation                            (1.9)                           (1.4)                           (2.9)
       Impact on deferred taxes from federal
         tax rate increase                       2.1                             -                               -
       Other                                    (1.0)                           (0.9)                           (0.6)

       Total effective tax rate                 37.6 %                          35.3 %                          38.4 %

       Components of Net Deferred
         Income Tax Liability (in thousands)     1993                            1992                            1991

       Deferred income tax liabilities       $  75,160                      $   73,731                       $  71,745
       Deferred income tax assets              (11,213)                        (13,555)                        (15,631)

       Net deferred income tax liability     $  63,947                      $   60,176                       $  56,114

       No valuation allowance has been provided due to scheduled reversals of deferred tax liabilities sufficient to offset scheduled reversals of deferred tax assets.

       Items Comprising Net Deferred
         Income Tax Liability (in thousands)      1993                            1992                            1991

       Property, plant & equipment
         - principally depreciation          $   37,538                      $   37,239                      $   38,771
       Inventories                               32,853                          31,557                          27,121
       Anticipated future expenses                 (942)                         (2,552)                         (4,673)
       Other - net                               (5,502)                         (6,068)                         (5,105)

       Net deferred income tax liability     $   63,947                      $   60,176                      $   56,114

       In August 1993 the federal statutory income tax rate for the Company was increased to 35%, effective January 4, 1993.

FORM 10-K                                       Page 58

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Common Stock Offering and Conversion of
          Participating Preferred Stock

     On June 25, 1992, the Company received net proceeds of $55.2 million upon consummation of an underwritten public offering for 6,000,000 shares of Common Stock. Pursuant to exercise by the underwriters of a 900,000 share over-allotment option, the Company received additional net proceeds of $8.3 million on July 22, 1992.

     On June 18, 1992, the effective date of the Company's registration statement for its public offering, and in accordance with agreements executed by the Company and each of the holders of its Participating Preferred Stock, all outstanding shares of Participating Preferred Stock were converted into an aggregate of 5,118,669 shares of Common Stock and 1,231,327 shares of Nonvoting Common Stock.

Note 11.  Capital Stock

     All Class A Preferred Stock is held by the Cone Mills Corporation 1983 ESOP except shares held in escrow and shares held by former participants who elected to receive shares in a distribution of account balances. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock of $100 per share plus accrued and unpaid dividends.

     Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established on March 31 for the succeeding dividend period, and is determined by an independent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually, and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot exceed 13% per annum or be less than 7% per annum. Dividends on Class A Preferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates for Class A Preferred Stock were 7.0% for 1994, 8.0% for 1993 and 9.7% for 1992.

FORM 10-K                                       Page 59

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Dividends on the Class A Preferred Stock are, at the option of the Board of Directors, paid in cash or by delivery of shares of the Company's Class A Preferred Stock, Common Stock or by delivery of other "qualifying employer securities" of the Company as that term is used, on the date of such delivery, in Section 407 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (or the corresponding section of any future law) or by a combination of the foregoing; provided, however, that on the date of delivery the fair market value of any stock or qualifying employer securities used to pay dividends shall be equal to or greater than the amount of dividends paid therewith. All dividends paid to date on the Class A Preferred Stock have been paid in additional shares of Class A Preferred Stock or cash.

     Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of the Company by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The redemption price shall be paid in cash or by delivery of shares of the Company's Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at the Company's option; provided, however, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock was determined to be $100.10 per share at January 2, 1994.

     Purchases of Class A Preferred Stock by the ESOP may be necessary to provide all or part of the pension due under the Company's defined benefit plans pursuant to the floor offset arrangement in connection with the ESOP and to make distributions due to retired or terminated employees. The ESOP is obligated to purchase shares of Class A Preferred Stock from participants and former participants of these plans in accordance with the terms and conditions of the plans, the trust agreements and liquidity agreements thereunder. To the extent the ESOP has insufficient liquidity to make these purchases, it may require the Company to repurchase shares of Class A

FORM 10-K                                       Page 60

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Preferred Stock. It is within the control of the Company to satisfy the liquidity needs of the ESOP through cash contributions, cash dividends or optional repurchases of the Class A Preferred Stock.

     All outstanding shares of Nonvoting Common Stock were converted to Common Stock during February, 1993. These shares, owned exclusively by unaffiliated shareholders, were converted at the rate of one share of Common Stock for each share of Nonvoting Common Stock. On May 11, 1993, the shareholders approved an amendment to the Company's Restated Articles of Incorporation which removed Nonvoting Common Stock as authorized capital stock. At the same time, Participating Preferred Stock was removed as authorized capital stock.

     The Company is authorized to issue Class B Preferred Stock but it has no Class B Preferred Stock outstanding nor does it have present plans to issue such shares. The Restated Articles of Incorporation provide that the Board of Directors may determine the preferences, limitations and relative rights of the Class B Preferred Stock, including voting rights, which could adversely affect the voting rights of holders of Common Stock. Any Class B Preferred Stock which is authorized and issued shall be junior to Class A Preferred Stock in accordance with the terms of the Restated Articles of Incorporation.

     Holders of Common Stock are entitled ratably, share for share, to dividends, when, as and if declared by the Board of Directors, out of funds legally available therefor. Common Stock is junior to Class A Preferred Stock with respect to dividend preference and may be junior to Class B Preferred Stock depending upon the relative preferences, limitations and relative rights the Board of Directors may determine upon issuance of such Class B Preferred Stock.

     The Common Stock is junior in liquidation preference to the Class A Preferred Stock and may be junior to the Class B Preferred Stock depending upon the relative preferences, limitations and rights the Board of Directors may establish upon issuance of Class B Preferred Stock. After payment in liquidation has been made to the senior capital stock, the remaining assets of the Company would be distributed pro rata among the holders of Common Stock equally on a per share basis.

FORM 10-K                                       Page 61

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of holders of Common Stock.

Note 12.  Stock Option Plan

     The Company's 1984 Stock Option Plan provides for the granting of options to purchase 5,000,000 shares of Common Stock; such options may be incentive stock options or nonqualified stock options. All of the options granted have been nonqualified stock options with a term of ten years, and such grants included income tax reimbursement in accordance with the terms of the plan. Options are exercisable on a cumulative basis, at a rate of 20% per year beginning in the year of grant. No additional grants will be made under the 1984 Plan.

     The Company also has in effect the 1992 Stock Option Plan that permits the granting of options to purchase up to 2,000,000 shares of Common Stock. This plan is substantially identical to the 1984 Stock Option Plan.
     On February 18, 1993, incentive stock option grants to purchase 500,000 shares of Common Stock at $15.625 per share were made. These options have a term of ten years and are exercisable, on a cumulative basis, at a rate of 20% in each twelve month period, beginning six months after the date of grant.

     A summary of activity under the plans follows:

1984 Stock Option Plan:
Option price per share      $ 1.31    $ 5.25    $ 6.50
Outstanding at
  12/29/91                2,404,800   991,000         -
Canceled                          -   (28,000)        -
Granted 2/20/92                   -         -   134,750
Exercised                (2,404,800) (772,800) ( 22,950)
Outstanding at
  1/3/93                          -   190,200   111,800
Canceled                               (3,000)        -
Exercised                             (92,000)   (8,000)
Outstanding at
  1/2/94                               95,200   103,800
1992 Stock Option Plan:
Option price per share                                    $15.625
Granted 2/18/93                                           500,000
Outstanding at 1/2/94                                     500,000
Options exercisable
  at 1/2/94                            95,200   22,950    100,000

FORM 10-K                                       Page 62

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13.  Leases, Commitments and Repairs and Maintenance -
          Continuing Operations (amounts in thousands)

     The Company has various leases accounted for as operating

     leases. Rent expense was $5,053, $4,465, and $4,255, for 1993, 1992 and 1991, respectively. Future minimum rental payments required under lease agreements are $4,332 for 1994, $3,625 for 1995, $2,698 for 1996, $1,979 for 1997,
     $1,077 for 1998, and thereafter $2,217. Aggregate future minimum rental payments total $15,928. Commitments for improvements of and additions to property, plant and equipment approximated $5,105 at January 2, 1994. Operating costs and expenses include repairs and maintenance costs of $34,680, $32,239, and $28,738 for 1993, 1992 and 1991, respectively.

Note 14.  Restructuring Costs (amounts in thousands)

     In 1991 the Company sold the assets of Ragan Hardware Company, a small wholesale distributor of hardware in the furniture industry. The loss of $767 relating to this disposition is shown as restructuring cost in 1991.

FORM 10-K                                               Page 63

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15.   Earnings (Loss) Per Share
                                                    1993                   1992                    1991
                                                         Fully                   Fully                   Fully
                                             Primary    Diluted     Primary     Diluted     Primary     Diluted
                                                       (amounts in thousands, except per share data)


Income from continuing operations           $ 49,603  $  49,603  $   45,399  $   45,399  $   10,135  $   10,135
   Less:  Class A Preferred dividends         (2,795)    (2,795)     (4,560)     (4,560)     (5,811)     (5,811)

Adjusted income from continuing
   operations                                 46,808     46,808      40,839      40,839       4,324       4,324

(Loss) from discontinued operations                -          -           -           -     (34,951)    (34,951)

Adjusted income (loss) before extraordinary
   item                                       46,808     46,808      40,839      40,839     (30,627)    (30,627)

Extraordinary Item                                 -          -      (2,009)     (2,009)          -           -

Adjusted net income (loss)                  $ 46,808  $  46,808  $   38,830  $   38,830  $  (30,627) $  (30,627)


Weighted average common shares and
   common share equivalents outstanding       27,886     27,894      24,285      24,470      19,384      19,415


Earnings (loss) per common share and
   common share equivalent:
    Income from continuing operations       $   1.68  $    1.68  $     1.68  $     1.67  $      .22  $      .22
    Income (loss) before extraordinary item $   1.68  $    1.68  $     1.68  $     1.67  $    (1.58) $    (1.58)
    Net income (loss)                       $   1.68  $    1.68  $     1.60  $     1.59  $    (1.58) $    (1.58)




   Primary and fully diluted earnings per share have been computed by dividing the net earnings (loss)
   available to common stockholders by the sum of the weighted average number of voting and nonvoting common shares outstanding, plus  common share equivalents resulting from the assumed exercise of stock options using the treasury stock method, and for 1992 and 1991, the conversion of Participating Preferred Stock.

   Common shares issued June 18, 1992 have been included from date of issue.

FORM 10-K                                       Page 64

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16.  Segment Information and Major Customers

     The Company operates in two major segments within the textile industry: Apparel Fabrics and Home Furnishings. The Company designs, manufactures and markets Apparel Fabrics including denim in various styles, finishes and weights, yarn-dyed and chamois flannel shirting fabrics, printed fabrics and synthetic sportswear fabrics. The Home Furnishings segment consists of the design and distribution of decorative fabrics for the home furnishings industry, and decorative fabrics commission dyeing, printing and finishing services. This segment also includes polyurethane foam products, batting, cushions, carpet padding, and the distribution of furniture hardware. For reporting purposes, real estate operations are included in the Home Furnishings segment.

     The Company has no foreign operations. Sales to unaffiliated foreign customers, principally in Europe, were 17.2% of sales from continuing operations in 1993, 16.1% in 1992 and 14.5% in 1991. Cone has one
     unaffiliated customer which accounted for more than 10% of consolidated sales from the Apparel Fabrics segment. Sales to this customer, as a percentage of sales from continuing operations, were 35.3% in 1993, 37.9% in 1992, and 38.5% in 1991. At January 2, 1994 this customer had an outstanding accounts receivable balance with the Company of approximately $8.6 million. The Company has not incurred any losses in past years related to this customer's accounts receivable.

     Operating profit for each segment is total revenue less operating expenses applicable to that segment. General corporate expenses, interest, income taxes, and losses from discontinued operations are not included in segment operating income. General corporate expenses include certain executive officers salaries, legal expenses, bank fees and charitable contributions. Intersegment sales and transfers are considered insignificant. Corporate assets include cash, administrative facilities, deferred charges, and miscellaneous receivables.

FORM 10-K                                                        Page 65
Item 8   (continued)

                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates in two major industry segments:  products for apparel and home furnishings.
Sales, operating income, identifiable assets, depreciation and capital expenditures for these segments are as follows:

                                             1993       1992       1991
                                           (amounts in thousands)
   Sales
      Apparel                            $ 575,800  $ 520,019  $ 457,994
      Home Furnishings                     193,430    185,411    174,970
         Total                           $ 769,230  $ 705,430  $ 632,964

   Operating income
      Apparel                            $  68,828  $  67,382  $  20,409
      Home Furnishings                      19,470     16,317     19,157
      Restructuring                            -          -         (767)
                                            88,298     83,699     38,799

   General corporate expenses                2,699      5,201      3,951
   Interest expense - net                    6,429      8,317     18,405
   Other (income) expense                     (317)       -          -
                                             8,811     13,518     22,356

   Income from continuing operations
      before income taxes                $  79,487  $  70,181  $  16,443

   Operating Margin
      Apparel                                 12.0%      13.0%       4.5%
      Home Furnishings                        10.1        8.8       10.9
         Total                                11.5%      11.9%       6.1%


   Identifiable Assets
      Apparel                            $ 295,832  $ 268,872  $ 256,751
      Home Furnishings                     113,780    104,039    112,621
      Corporate                             16,227     20,888     13,238
      Discontinued Operations                5,772      8,149     50,091
         Total                           $ 431,611  $ 401,948  $ 432,701

   Depreciation
      Apparel                            $  16,518  $  14,634  $  13,536
      Home Furnishings                       3,376      2,893      2,622
      Corporate                              1,097      1,026        935
         Total                           $  20,991  $  18,553  $  17,093

   Capital Expenditures
      Apparel                            $  28,083  $  17,590  $  11,762
      Home Furnishings                       8,927      5,993      8,608
      Corporate                              1,702      1,815        597
      Discontinued Operations                  -          -          784
         Total                           $  38,712  $  25,398  $  21,751

FORM 10-K                                       Page 66
Item 8.   (continued)

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17.  Litigation and Contingencies

     In November 1988, William J. Elmore and Wayne Comer (the "Plaintiffs"), former employees of the Company, instituted a class action suit against the Company and Wachovia Bank & Trust Company, N.A. ("Wachovia") and certain current and former employees of the Company and Wachovia. The suit was brought on behalf of salaried employees of the Company who were participants in certain Company retirement plans. The Plaintiffs asserted a variety of claims related to actions taken and statements made concerning certain employee benefit plans maintained by the Company. In May 1990, the United States District Court in Greenville, South Carolina, certified a plaintiff class of salaried employees. In August 1990, the District Court granted partial summary judgment in favor of the defendants and significantly narrowed the extent of the Plaintiffs' claims. A trial was held in February 1991, and supplemental proceedings were held on July 24, 1991. At the trial, a witness hired by the Plaintiffs estimated the alleged loss to the Plaintiff class to range from approximately $34 million to approximately $94 million.

     On March 20, 1992, the District Court entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and its Chairman, Dewey L. Trogdon, and its Secretary, Lacy G. Baynes, therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which is to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution. In accordance with and to the extent permitted by the Company's Articles of Incorporation and Bylaws, the two individual defendants in this litigation are indemnified by the Company for any costs incurred by them in connection with this matter.

FORM 10-K                                       Page 67

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



     On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims. To secure the judgment on appeal the Company has deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 5,795 shares valued at $.6 million. To record these escrow transactions, the Company increased outstanding Class A Preferred Stock by $8.1 million. The increase in outstanding Class A Preferred Stock was offset by a contra stockholders' equity account labeled "Class A Preferred Stock held in escrow." These escrow account transactions did not have an effect upon net income or stockholders' equity of the Company.

     On September 22, 1993 a three-judge panel of the United States Court of Appeals for the Fourth Circuit in a two-to-one decision reversed the District Court's decision as to the obligation to contribute additional funds to the 1983 ESOP and affirmed the District Court's dismissal of all remaining claims against the Company and the individual defendants. On October 4, 1993, Plaintiffs petitioned the Fourth Circuit for rehearing, with a suggestion for rehearing en banc, and on October 29, 1993 the United States Department of Labor filed a brief in support of Plaintiffs' petition for rehearing. Plaintiffs' petition for rehearing en banc was granted on December 13, 1993, and, consequently, the panel opinion was vacated. Briefs were filed by the Plaintiffs, Department of Labor, and the Company, and an en banc oral argument was heard by the Court of Appeals on March 8, 1994. The Company is awaiting a decision. An attorney for the Plaintiffs has contended that, if Plaintiffs prevail on appeal, the judgment could exceed $50 million based on the existing judgment and additional claims relating to alleged unjust enrichment and alleged overvaluation of the Class A Preferred Stock initially contributed to the 1983 ESOP, as well as prejudgment interest.

FORM 10-K                                       Page 68

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company has received an opinion from its lead counsel on appeal, that, while it is not possible to predict the outcome of this lawsuit with certainty, in the opinion of such firm the District Court's decision in Plaintiffs' favor is erroneous and is more likely than not to be reversed or substantially modified by the Court sitting en banc and the dismissal of Plaintiffs' claims was proper and is more likely than not to be affirmed by the en banc Court. Therefore, the Company has concluded that it is not probable that a liability has been incurred with respect to this suit. However, the Company has been advised by such counsel that an appellate court which votes to rehear a case en banc often reaches a result different from the panel originally designated to hear the appeal, and further, that ERISA law is rapidly changing and decisional law on many ERISA issues is neither unanimous nor fully developed. Because of the foregoing and the uncertainties inherent in the litigation process, there can be no assurance as to the ultimate resolution of this lawsuit. If Plaintiffs' judgment (including the attorneys' fees award) is affirmed on appeal, the Company's management estimates that income, net of taxes, would be reduced by approximately $10 million. It is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

Note 18.  Discontinued Operations
          (amounts in thousands)

     As of December 5, 1991, the Company adopted a plan to discontinue and liquidate its corduroy and other bottomweight continuous piece-dyed fabrics product line. Earlier in 1991, the Company closed its last weaving facility dedicated to corduroy and flat woven fabrics. The operations to dye and finish these fabrics are concentrated at Cone's Haw River, North Carolina facility. The Company began to phase out this product line in early 1992, and continued to accommodate customers, liquidate inventory and collect receivables through the 1993 cutting season and will complete the liquidation of its corduroy and other bottomweight continuous piece-dyed fabrics product line in the first quarter of 1994.

FORM 10-K                                       Page 69

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     An estimated loss on disposal of these discontinued operations of $17,860, net of income tax benefits of $10,777, was recognized in the 1991 fiscal year. This estimate included anticipated operating losses during the phase-out period of $6,952, net of income tax benefits of $4,195. This operating loss included allocated interest of $765, net of income tax benefits of $462. Actual losses from discontinued operations in 1992 and 1993 were consistent with the estimated provision for such years; therefore, no gain or additional loss has been recognized on discontinued operations.

                                  1993      1992     1991 (1)
                                 (amounts in thousands)

Revenue (Sales)                $ 4,814  $ 62,036   $  87,812

Operating (Loss) from
  discontinued operations      $     -  $      -   $ (24,693)
Interest expense allocated
  to discontinued operations         -         -       2,709

Operating (Loss) before
  income taxes                       -         -     (27,402)
Income tax benefit                   -         -     (10,311)

(Loss) from discontinued
  operations                   $     -  $      -   $ (17,091)

(Loss) on disposal of
  discontinued operations      $     -  $      -   $ (27,410)
Interest allocated to
  disposal                           -         -       1,227

(Loss) from disposal
  before income taxes                -         -     (28,637)
Income tax benefit                   -         -     (10,777)

(Loss) from disposal           $     -  $      -   $ (17,860)

(1) Allocable interest expense has been computed based upon the ratio of net realizable assets of the discontinued operation as a ratio of the total assets of the Company.

FORM 10-K                                               Page  70
Item 8.  (continued)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19.    Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for years 1993 and 1992:

                                                            Quarters Ended
                                             Apr. 4,      Jul. 4,      Oct. 3,      Jan. 2,
                                               1993         1993         1993         1994
                                                  (in thousands, except per share)

     Net sales                            $ 195,035  $   202,515  $   192,644  $   179,036
     Gross profit (1)                        41,839       40,320       39,623       37,143
     Income from operations                  21,593       23,365       21,669       18,972

     Net income                           $  12,619  $    13,668  $    11,809  $    11,507

     Per share data (fully diluted):
     Net income                           $     .42  $       .47  $       .40  $       .39

     Weighted average shares outstanding     27,877       27,936       27,889       27,911

     Common stock prices*
        High                                 19 5/8       19 1/4       18           17 5/8
        Low                                  13 3/8       15 7/8       14 5/8       14 3/8

                                                           Quarters Ended
                                           Mar. 29,     Jun. 28,    Sept. 27,     Jan. 3,
                                             1992         1992        1992         1993
                                                 (in thousands, except per share)

     Net sales                           $  174,246  $   182,571  $ 170,536    $   178,077
     Gross profit (1)                        35,458       36,968     36,003         37,623
     Income from operations                  19,071       20,020     19,476         19,931
     Income before extraordinary item        12,044       10,839     10,937         11,579
     Extraordinary item                           -            -    (2,009)              -

     Net income                          $   12,044  $    10,839  $   8,928    $    11,579

     Per share data (fully diluted):
     Income before extraordinary item    $      .53  $       .45  $     .35    $       .39
     Net income                          $      .53  $       .45  $     .28    $       .39

     Weighted average shares outstanding     20,069       21,342     27,471         27,806

     Common stock prices*
        High                                      -       11 5/8     15 7/8         16
        Low                                       -       10         10 1/2         13

     The approximate number of holders of record of the Company's Common Stock as of March 1,
     1994 was  574.

     *New York Stock Exchange Composite Tape since date of public offering, June 18, 1992.

     (1)  Net sales less cost of sales and depreciation

     No dividends have been declared on Common Stock since 1984 and the Company anticipates that its earnings for the foreseeable future will be retained for use in its business and to finance growth.  Payment of cash dividends in the future will depend upon the Company's financial condition, results of operations, current and anticipated capital requirements, and other factors deemed relevant by the Company's Board of Directors.

FORM 10-K                                       Page 71



Item 9.   Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.

          None.

FORM 10-K                                                     Page 71a

PART II - ADDITIONAL DISCLOSURE

                    PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                     Year ended January 3, 1993

                                                                            Actual       Adjustments    Pro Form
                                                                         (amounts in thousands, except per share)

Net sales                                                                  $ 705,430     $              $ 705,430
Operating costs and expenses                                                 626,932                      626,932
Income from operations                                                        78,498                       78,498
Interest expense - net                                                         8,317         (1,054)(1)     7,263
Income from continuing
  operations before income taxes                                              70,181          1,054        71,235
Income taxes                                                                  24,782            397 (2)    25,179
Income from continuing operations                                             45,399            657        46,056
Extraordinary item                                                            (2,009)                      (2,009)
Net Income                                                                    43,390            657        44,047


Income from continuing operations                                          $  45,399     $      657     $  46,056
Less: Class A Preferred dividends                                              4,560         (1,369)(3)     3,191
Income from continuing operations
   available to Common Stock                                                  40,839          2,026        42,865
Extraordinary item                                                            (2,009)                      (2,009)
Net income available to Common Stock                                       $  38,830     $    2,026     $  40,856


Earnings per share from continuing operations                              $    1.67                    $    1.55


Earnings per share                                                         $    1.59                    $    1.47


Weighted average common shares and
  common share equivalents outstanding                                        24,470          3,273  (4)   27,743


Pro forma adjustments have been made to reflect the following:

(1)Net reduction in interest expense applicable to continuing operations due to $42.1 million reduction of borrowings resulting from application of a portion of the net proceeds from the 1992 Initial Public Offering
   $(1,054).

(2)Provision for income tax expense on interest expense reduction reflected in (1) above at the Company's marginal tax rate (37.63%) - $397.

(3)Reduction in dividends on Class A Preferred Stock redeemed with a portion of the net proceeds from the
   1992 Initial Public Offering - $(1,369).

(4)Issuance of 6,900,000 shares of Common Stock in the 1992 Initial Public Offering at an initial public offering price of $10 per share.

FORM 10-K                                       Page 71b


                         PART III

Item 10.  Directors and Executive Officers of the Registrant.

Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement dated April 1, 1994, prepared for the Annual Meeting of Shareholders to be held on May 10, 1994, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.


Item 11.  Executive Compensation.

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement dated April 1, 1994, prepared for the Annual Meeting of Shareholders to be held on May 10, 1994, and is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated April 1, 1994, prepared for the Annual Meeting of Shareholders to be held on May 10, 1994, and is hereby incorporated by reference.


Item 13.  Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive Proxy Statement dated April 1, 1994, prepared for the Annual Meeting of Shareholders to be held on May 10, 1994, and is hereby incorporated by reference.

FORM 10-K                                        Page 72

                         PART  IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K

(a)(1) The following financial statements of the Registrant are presented in Item 8 on pages 40 through 70 hereof.

          Report of Independent Auditor

          Consolidated Statements of Operations for the Years
          Ended January 2, 1994, January 3, 1993 and December
          29, 1991

          Consolidated Balance Sheets as of January 2, 1994, and January 3, 1993

          Consolidated Statements of Stockholders' Equity for the Years Ended January 2, 1994, January 3, 1993, and December 29, 1991

          Consolidated Statements of Cash Flows for the Years
          Ended January 2, 1994, January 3, 1993, and
          December 29, 1991

          Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 75 through 78 hereto.

          Report of Independent Auditor relating to Schedules
          V, VI, VIII and IX

          Schedule V - Property, Plant and Equipment

          Schedule VI - Accumulated Depreciation of Property,
          Plant and Equipment

          Schedule VIII - Valuation and Qualifying Accounts

          Schedule IX - Short-Term Borrowings

          All other schedules specified under Regulation S-X are omitted because they are not applicable, not required or the information required appears in the Consolidated Financial Statements or Notes thereto.

FORM 10-K                                       Page 73

(a)(3) Exhibits. Exhibits to this report are listed on the accompanying Index to Exhibits.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the fourth quarter of 1994.

FORM 10-K                                       Page 74


                    McGLADREY & PULLEN

       CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



    INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT
                        SCHEDULES




To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

     Our audit of the consolidated financial statements of Cone Mills Corporation and subsidiaries included schedules V, VI, VIII and IX contained herein, for the years ended January
2, 1994, January 3, 1993 and December 29, 1991.

     In our opinion, such schedules present fairly the information required to be set forth therein in conformity with generally accepted accounting principles.





                                       McGladrey & Pullen






Greensboro, North Carolina
February 11, 1994

FORM 10-K                                               Page  75

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                       SCHEDULE V  -  PROPERTY,  PLANT  AND  EQUIPMENT
            Years Ended January 2, 1994,  January 3, 1993  and  December 29, 1991
                                   (amounts in thousands)

Column A                     Column B    Column C   Column D      Column E      Column F
                             Balance at  Additions                              Balance
                             beginning     at                   Other changes    at end
Classification               of period    cost     Retirements  add(deduct)(a)  of period

1993
     Land                   $  22,744    $      -  $    1,986   $        -      $  20,758
     Buildings                 67,071       4,410          46          507         71,942
     Machinery and equipment  213,388      30,108       3,346         (304)       239,846
     Other                     21,954       4,194         146         (203)        25,799

                            $ 325,157    $ 38,712  $    5,524   $        -      $ 358,345


1992
     Land                   $  24,755    $      -  $    2,011   $        -      $  22,744
     Buildings                 63,626       4,030         585            -         67,071
     Machinery and equipment  202,388      18,912       7,912            -        213,388
     Other                     19,823       2,456         325            -         21,954

                            $ 310,592    $ 25,398  $   10,833   $        -      $ 325,157


1991
     Land                   $  25,205    $      -  $      450   $        -      $  24,755
     Buildings                 60,494       5,705       2,573            -         63,626
     Machinery and equipment  203,075      14,362      15,065           16        202,388
     Other                     19,700       1,684       1,545          (16)        19,823

                            $ 308,474    $ 21,751  $   19,633   $        -      $ 310,592



Depreciation is computed on straight line method using the following approximate lives

     Buildings                  15-32  Years
     Machinery and equipment    12-15  Years
     Other                       3-20  Years

(a)  Represents reclassification of assets.

FORM 10-K                                                         Page  76

                         CONE MILLS CORPORATION AND SUBSIDIARIES
       SCHEDULE VI  -  ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
             Years Ended January 2, 1994,  January 3, 1993  and  December 29, 1991
                                   (amounts in thousands)

Column A                     Column B    Column C    Column D      Column E       Column F
                             Balance     Additions
                                at       charged to                               Balance
                             beginning   costs and                Other changes    at end
Description                  of period   expenses    Retirements  add(deduct)(a)  of period

1993
    Buildings              $  19,309   $   2,925     $     21     $        -      $  22,213
    Machinery and equipment  107,366      16,199        2,682           (372)       120,511
    Other                     14,206       1,867          127             (1)        15,945

                           $ 140,881   $  20,991     $  2,830     $     (373)     $ 158,669


1992
    Buildings              $  16,682   $   2,781     $    154     $        -      $  19,309
    Machinery and equipment   96,808      15,563        3,234         (1,771)       107,366
    Other                     12,871       1,608          273              -         14,206

                           $ 126,361   $  19,952     $  3,661     $   (1,771)     $ 140,881


1991
    Buildings              $  14,959   $   2,681     $    958     $        -      $  16,682
    Machinery and equipment   79,178      14,949        7,659         10,340         96,808
    Other                     12,408       1,657        1,194              -         12,871

                           $ 106,545   $  19,287     $  9,811     $   10,340      $ 126,361



(a)  Net changes in reserves for assets to be disposed of in subsequent years.

FORM 10-K                                            Page  77

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                       SCHEDULE VIII  -  VALUATION  AND  QUALIFYING  ACCOUNTS
                Years Ended January 2, 1994,  January 3, 1993  and  December 29, 1991
                                     (amounts in thousands)

                                               Column C
Column A                         Column B     Additions                    Column D        Column E
                                  Balance        (1)           (2)
                                    at        Charged to    Charged to                     Balance
                                 beginning    costs and       other                         at end
Description                      of period     expenses      accounts     Deductions      of period

January 2, 1994
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $    3,228   $       246     $       -   $      474 (a)    $  3,000

  Inventory reserves (b)              553             -             -          160 (c)         393
  Reserve for future losses (b)     2,045             -             -          818 (c)       1,227


January 3, 1993
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $    2,227   $     2,813     $       -   $    1,812 (a)    $  3,228

  Inventory reserves (b)            4,070             -             -        3,517 (c)         553
  Reserve for future losses (b)    12,598             -             -       10,553 (c)       2,045


December 29, 1991
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $    2,109   $     1,247     $       -   $    1,129 (a)    $  2,227

  Inventory reserves (b)                -         4,070             -            -           4,070
  Reserve for future losses (b)         -        12,598             -            -          12,598


(a)  Represents bad debts charged off.

(b)  Represents reserves for discontinued operations (Note 18).

(c)  Represents reserves charged to costs and expenses.

FORM 10-K                                                        Page  78


                    CONE MILLS CORPORATION AND SUBSIDIARIES
                     SCHEDULE IX  -  SHORT  TERM  BORROWINGS
    Years Ended January 2, 1994,  January 3, 1993  and  December 29, 1991
                           (amounts in thousands)




           Column A    Column B   Column C    Column D     Column E      Column F

                                              Maximum       Average      Weighted
           Category               Weighted     amount        amount      average
           aggregate   Balance    average    outstanding  outstanding  interest rate
           Short-term  at end of  interest    during the   during the    during the
 Date      Borrowings  period     rate          period       period(a)   period  (a)



01/02/94   Bank Loan      5,099      6.00%       6,701         5,788       6.02%
01/03/93   Bank Loan      6,653      6.07       27,563        12,827       6.88
12/29/91   Bank Loans    22,300      9.19       28,115        18,664       9.56



       General Terms:   Revolving credit line, construction loans, and for 1992 and 1991, seasonal inventory facility.

       (a)   Weighted daily average.