Form 10-Q
period 1994-04-03
CONE MILLS CORP
filed 1994-05-18
CIK 23304

Page 1 of 28
                             Index to Exhibits-Pages 27-28


                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     April 3, 1994

                            OR

   [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission file number    1-3634


                   CONE MILLS CORPORATION
  (Exact name of registrant as specified in its charter)

    North Carolina                       56-0367025
(State or other jurisdiction of        (I.R.S. Employer
  incorporation or organization)       Identification No.)

1201 Maple Street, Greensboro, North Carolina     27405
(Address of principal executive offices)      (Zip Code)

                      (910) 379-6220
   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X   No


Number of shares of common stock outstanding as of May 1, 1994: 27,747,021 shares.

FORM 10-Q

                  CONE MILLS CORPORATION

                           INDEX
                                                    Page
                                                    Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income
            Thirteen weeks ended April 3, 1994
            and April 4, 1993 (Unaudited) . . . . . . .3

        Consolidated Balance Sheets
            April 3, 1994 and April 4, 1993
            (Unaudited) and January 2, 1994 . . . .4 & 5

        Consolidated Statements of Stockholders' Equity
            Thirteen weeks ended April 3, 1994
            and April 4, 1993 (Unaudited) . . . . . . .6

        Consolidated Statements of Cash Flows
            Thirteen weeks ended April 3, 1994
            and April 4, 1993 (Unaudited) . . . . . . .7

        Notes to Consolidated Financial Statements
            (Unaudited) . . . . . . . . . . . . . . . .8

Item 2. Managements's Discussion and Analysis of
        Financial Condition and Results of Operations 16


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . . 24

Item 6. Exhibits and Reports on Form 8-K. . . . . . . 25

FORM 10-Q
PART I
Item 1.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF INCOME

                                 (amounts in thousands, except per share data)

                                                                                                Thirteen       Thirteen
                                                                                               Weeks Ended    Weeks Ended
                                                                                              April 3, 1994  April 4, 1993
                                                                                               (Unaudited)    (Unaudited)

Net Sales                                                                                   $      195,919    $   195,035

Operating Costs and Expenses:
  Cost of sales                                                                                    153,581        147,958
  Selling and administrative                                                                        18,953         20,246
  Depreciation                                                                                       5,802          5,238

                                                                                                   178,336        173,442

Income from Operations                                                                              17,583         21,593

Other Income (Expense):
  Interest income                                                                                       88            164
  Interest expense                                                                                  (2,205)        (1,726)
  Other income                                                                                          99              -

                                                                                                    (2,018)        (1,562)

Income from Continuing Operations before Income Taxes                                               15,565         20,031

Income Taxes                                                                                         5,540          7,412

Income from Continuing Operations                                                                   10,025         12,619

Gain on Disposal - Discontinued Operations - (Net of
  income tax of $276)                                                                                  439              -

Income before Cumulative Effect of Accounting Change                                                10,464         12,619

Cumulative Effect of Accounting Change for Postemployment
  Benefits - (Net of income tax benefit of $772)                                                    (1,228)             -

Net Income                                                                                  $        9,236    $    12,619


Income Available to Common Shareholders:
  Income from Continuing Operations                                                         $        9,353    $    11,840
  Income before Cumulative Effect of Accounting Change                                      $        9,792    $    11,840
  Cumulative Effect of Accounting Change                                                            (1,228)             -
  Net Income                                                                                $        8,564    $    11,840

Earnings Per Share - Fully Diluted:
  Income from Continuing Operations                                                         $          .34    $       .42
  Income before Cumulative Effect of Accounting Change                                      $          .35    $       .42
  Cumulative Effect of Accounting Change                                                              (.04)             -
  Net Income                                                                                $          .31    $       .42

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                                                     27,866         27,877







See Notes to Consolidated Financial Statements.

FORM 10-Q

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                       (amounts in thousands, except share and par value data)

                                                                                  April 3,       April 4,      January 2,
    ASSETS                                                                          1994           1993           1994
                                                                                (Unaudited)     (Unaudited)
  Current Assets:
     Cash                                                                    $        1,880   $      2,126  $         503

     Accounts receivable - trade, less
       provision for doubtful accounts $3,000;
       $3,480; $3,000                                                                53,388         52,505         44,175

     Inventories:
       Greige and finished goods                                                     79,790         86,439         84,923
       Work in process                                                               16,098         18,311         15,968
       Raw materials                                                                 20,914         16,269         20,612
       Supplies and other                                                            29,639         25,854         30,621

                                                                                    146,441        146,873        152,124

     Other current assets                                                             7,719          2,605          5,542

         Total Current Assets                                                       209,428        204,109        202,344

  Investments in Unconsolidated Affiliates                                           27,919              -         26,420

  Other Assets                                                                        5,232          1,284          3,171



  Property, Plant and Equipment:
     Land                                                                            20,559         22,118         20,758
     Buildings                                                                       72,306         68,150         71,942
     Machinery and equipment                                                        245,342        219,913        239,846
     Other                                                                           26,744         22,065         25,799

                                                                                    364,951        332,246        358,345

       Less accumulated depreciation                                                163,905        143,909        158,669

           Property, Plant and Equipment-Net                                        201,046        188,337        199,676






                                                                             $      443,625   $    393,730  $     431,611

See Notes to Consolidated Financial Statements.

FORM 10-Q

                             CONE MILLS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS

                      (amounts in thousands, except share and par value data)

                                                                                   April 3,       April 4,      January 2,
              LIABILITIES AND STOCKHOLDERS' EQUITY                                   1994           1993           1994
                                                                                 (Unaudited)    (Unaudited)
Current Liabilities:
   Notes payable                                                             $            -   $      6,369  $       5,099
   Current maturities of long-term debt                                                 482            708            767
   Accounts payable - trade                                                          27,285         27,458         26,746
   Sundry accounts payable and accrued expenses                                      36,810         39,821         44,231
   Income taxes payable                                                               5,176          3,778              -
   Deferred income taxes                                                             28,224         25,656         27,295

      Total Current Liabilities                                                      97,977        103,790        104,138

Long-Term Debt                                                                       87,433         76,337         77,172

Deferred Items:
   Deferred income taxes                                                             35,883         36,960         36,652
   Other deferred items                                                               5,695          2,491          3,615

                                                                                     41,578         39,451         40,267

Contribution to Employee Stock Ownership Plan                                             -          1,172              -

Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding  470,756
    shares; 1993, 465,077 shares - Employee Stock
    Ownership Plan                                                                   47,075         46,508         46,508
  Class A Preferred Stock held in escrow (86,804 shares;
    1993, 81,125 shares)                                                             (8,680)        (8,113)        (8,113)
  Class B Preferred Stock-no par value; authorized
    5,000,000 shares                                                                      -              -              -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,747,021 shares;
    1993, 27,765,215 shares and 27,744,783 shares                                     2,775          2,768          2,774
  Capital in excess of par                                                           75,397         75,278         75,397
  Retained earnings                                                                 100,070         56,539         93,468

              Total Stockholders' Equity                                            216,637        172,980        210,034

                                                                             $      443,625   $    393,730   $    431,611

See Notes to Consolidated Financial Statements.

FORM 10-Q


                      CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               THIRTEEN WEEKS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                       (amounts in thousands, except share data)
                                        (Unaudited)

                                              Class A Preferred        Class A Preferred
                                                   Stock                 Stock - Escrow                 Common Stock
                                              Shares     Amount      Shares         Amount         Shares         Amount

Balance, January 2, 1994                      465,077 $  46,508      (81,125)$       (8,113)             - $            -
Net income                                          -         -            -              -              -              -
Class A Preferred Stock
  - Employee Stock Ownership Plan:
  Cash dividends paid                               -         -            -              -              -              -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)          5,679       567       (5,679)          (567)             -              -
Common Stock
  Options exercised                                 -         -            -              -              -              -
  Purchase of common shares                         -         -            -              -              -              -

Balance, April 3, 1994                        470,756 $  47,075      (86,804)$       (8,680)             - $            -



                                              Class A Preferred         Class A Preferred                 Nonvoting
                                                   Stock                 Stock - Escrow                  Common Stock
                                              Shares     Amount       Shares         Amount         Shares         Amount

Balance, January 3, 1993                      459,282 $  45,928      (75,330)$       (7,533)     1,231,327 $          123
Net income                                          -         -            -              -              -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                               -         -            -              -              -              -
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)          5,795       580       (5,795)          (580)             -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                            -         -            -              -     (1,231,327)          (123)
Common Stock:
  Options exercised                                 -         -            -              -              -              -

Balance, April 4, 1993                        465,077 $  46,508      (81,125)$       (8,113)             0 $            0

See Notes to Consolidated Financial Statements.

FORM 10-Q

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               THIRTEEN WEEKS ENDED APRIL 3, 1994 AND APRIL 4, 1993
                     (amounts in thousands, except share data)
                                  (Unaudited)
                                                                                               Capital in
                                                                         Common Stock            Excess         Retained
                                                                     Shares         Amount       of Par         Earnings

Balance, January 2, 1994                                          27,744,783 $        2,774 $       75,397 $       93,468
Net income                                                                 -              -              -          9,236
Class A Preferred Stock
  - Employee Stock Ownership Plan:
  Cash dividends paid                                                      -              -              -         (2,634)
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                                     -              -              -              -
Common Stock
  Options exercised                                                    4,000              1             26              -
  Purchase of common shares                                           (1,762)             -            (26)             -

Balance, April 3, 1994                                            27,747,021 $        2,775 $       75,397 $      100,070



                                                                                                Capital in
                                                                          Common Stock            Excess         Retained
                                                                     Shares         Amount        of Par         Earnings

Balance, January 3, 1993                                          26,435,888 $        2,644 $       75,227 $       46,962
Net income                                                                 -              -              -         12,619
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                                      -              -              -         (3,042)
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)                                     -              -              -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                                           1,231,327            123              -              -
Common Stock:
  Options exercised                                                    8,000              1             51              -

Balance, April 4, 1993                                            27,675,215 $        2,768 $       75,278 $       56,539

See Notes to Consolidated Financial Statements.
Page 6a

FORM 10-Q

                                         CONE MILLS CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 (amounts in thousands)

                                                                                 Thirteen       Thirteen
                                                                                Weeks Ended    Weeks Ended
                                                                               April 3, 1994  April 4, 1993
                                                                                (Unaudited)    (Unaudited)

Cash Flows Provided By Operating Activities                                  $        6,801 $        6,867

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                                           (1,399)             -
  Proceeds from sale of property, plant and equipment                                   669          1,909
  Capital expenditures                                                               (6,937)       (10,206)

    Net cash used in investing activities                                            (7,667)        (8,297)

Cash Flows from Financing Activities:
  Principal payments  -  long-term debt                                             (20,602)       (21,455)
  Proceeds from long-term debt borrowings                                            30,578         21,000
  Dividends paid - Class A Preferred                                                 (2,634)        (3,042)
  Other                                                                              (5,099)          (232)

    Net cash provided by (used in) financing activities                               2,243         (3,729)

    Net increase (decrease)  in cash                                                  1,377         (5,159)

Cash at Beginning of Period                                                             503          7,285

Cash at End of Period                                                        $        1,880 $        2,126

Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                                      $        3,542 $        3,361
  Income taxes, net of refunds                                               $         (798)$       (2,087)

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid to ESOP trustee for Cone escrow account                $          567 $          580
  Class A Preferred Stock issued                                             $          567 $          580

  Common Stock issued                                                        $            - $          123
  Nonvoting Common Stock converted                                           $            - $          123

See Notes to Consolidated Financial Statements.

FORM 10-Q

          CONE MILLS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       APRIL 3, 1994


Note 1.    Basis of Financial Statement Preparation

        The Cone Mills Corporation (the "Company") condensed consolidated financial statements for April 3, 1994 and April 4, 1993 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at April 3, 1994, January 2, 1994 and April 4, 1993 and the related consolidated statements of income, stockholders' equity and cash flows for the thirteen weeks ended April 3, 1994 and April 4, 1993. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

        These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1993.

        Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at April 3, 1994 and April 4, 1993 and related consolidated statements of income for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2. Sale of Accounts Receivable

        On August 11, 1992, the Company entered into an agreement extendable to August 1995, with the subsidiary of a major financial institution, which allows the sale without recourse of up to $40 million of an undivided interest in eligible trade receivables. Accounts receivable is shown net of $40 million sold at April 3, 1994 and April 4, 1993, and net of $35 million sold at January 2, 1994 under this agreement. Cash Flows provided by operating activities for the thirteen weeks ended April 3, 1994 and April 4, 1993 include the sale of accounts receivable of $5 million and $16 million, respectively.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3. Long-Term Debt

        On February 3, 1994, the Company's real estate subsidiary entered into a credit agreement with a financial institution which provides a $15 million credit facility. Interest rates under this agreement are, at the option of the borrower, either the LIBOR rate plus 2 percent per annum or the lender's Prime Rate. Cone Mills Corporation is guarantor for $7.5 million of obligations under this agreement. The termination date of this agreement is June 30, 1995.

(amounts in thousands)                April 3, 1994
                                        Current
                                 Total  Maturity  Long-Term

8% Senior Note                 $ 75,000  $    -   $ 75,000
Revolving Credit Agreement            -       -          -
Credit Facility (see above)      11,578       -     11,578
Industrial Revenue Bonds          1,150     449        701
Other                               187      33        154

                               $ 87,915  $  482   $ 87,433


(amounts in thousands)                April 4, 1993
                                        Current
                                 Total  Maturity  Long-Term

8% Senior Note                 $ 75,000  $    -   $ 75,000
Revolving Credit Agreement            -       -          -
Industrial Revenue Bonds          1,828     678      1,150
Other                               217      30        187

                               $ 77,045  $  708   $ 76,337


Note 4.     Class A Preferred Stock

   The dividend rate for Class A Preferred Stock is 7.00%, which is payable March 31, 1995.

FORM 10-Q

Note 5.     Stock Option Plans

1984 Stock Option Plan:
Option price per share    $ 5.25     $ 6.50
Outstanding at 1/3/93    190,200    111,800
Canceled                  (3,000)         -
Exercised                      -     (8,000)
Outstanding at 4/4/93    187,200    103,800
Exercised                (92,000)         -
Outstanding at 1/2/94     95,200    103,800
Exercised                      -     (4,000)
Outstanding at 4/3/94     95,200     99,800

1992 Stock Option Plan:
Option price per share                        $15.625
Granted 2/18/93                               500,000
Outstanding at 4/3/94                         500,000

Options exercisable
  at 4/3/94               95,200     45,900   100,000

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Earnings Per Share

                                   Thirteen          Thirteen
                                  Weeks Ended       Weeks Ended
                                 April 3, 1994     April 4, 1993
                                         Fully             Fully
                               Primary  Diluted   Primary Diluted
                          (amounts in thousands, except per share data)

Income from continuing
  operations                  $10,025  $10,025   $12,619  $12,619
  Less:  Class A Preferred
         dividends               (672)    (672)   (  779)  (  779)
Adjusted income from
  continuing operations       $ 9,353  $ 9,353   $11,840  $11,840
Gain on disposal-
  discontinued operations         439      439         -        -
Adjusted income before
  cumulative effect of
  accounting change             9,792    9,792    11,840   11,840
Cumulative effect of
  accounting change            (1,228)  (1,228)        -        -

Adjusted net income           $ 8,564  $ 8,564   $11,840  $11,840

Weighted average common
  shares and common share
  equivalents outstanding      27,866   27,866    27,853   27,877

Earnings per common
  share and common share
  equivalent:
  Income from continuing
    operations                $   .34  $   .34   $   .43  $   .42
  Income before
    cumulative effect
    of accounting change      $   .35  $   .35   $   .43  $   .42
  Cumulative effect of
    accounting change            (.04)    (.04)        -        -
Net income                    $   .31  $   .31   $   .43  $   .42

Primary and fully diluted earnings per share have been computed by dividing the net earnings available to common stockholders by the sum of the weighted average number of voting and nonvoting common shares outstanding, plus common share equivalents resulting from the assumed exercise of stock options using the treasury stock method.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Litigation and Contingencies

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

   On March 20, 1992, the United States District Court in Greenville, South Carolina, entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and certain of its executive officers therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which is to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution.

   On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims. To secure the judgment on appeal the Company has deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. To record these escrow transactions,the Company increased outstanding

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Class A Preferred Stock by $8.7 million. The increase in outstanding Class A Preferred Stock was offset by a contra stockholders' equity account labeled "Class A Preferred Stock held in escrow." These escrow account transactions did not have an effect upon net income or stockholders' equity of the Company.

On May 6, 1994, the Court of Appeals, sitting en banc, unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company, which decision affirmed the prior conclusion of a panel of three of its judges. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

The issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand in the District Court are factually oriented, and additional proceedings will likely be necessary. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

As the judgment has been reversed, the Company expects the escrowed stock and letter of credit to be released. Upon release, the stock will be redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions will have an effect on net income or stockholders' equity.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 8.     Discontinued Operations
            (amounts in thousands)

   On January 4, 1994 the Company completed the sale of all remaining assets identified with discontinued operations. Proceeds from this sale were $3,500. This concluded the Company's December 5, 1991 plan to discontinue and liquidate its corduroy and other bottomweight continuous piece-dyed fabrics product line.


Note 9.     Accounting Change - Postemployment Benefits
            (amounts in thousands)

   At January 3, 1994 the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This statement requires an accrual method of recognizing postemployment benefits rather than recording an expense when paid. The cumulative effect of this accounting change, included in first quarter 1994 earnings, resulted in a one-time charge to income of $2,000 and a reduction in net income of $1,228. Additional expenses resulting from the implementation of this accounting statement were insignificant.

FORM 10-Q

Item 2.

                  MANAGEMENTS' DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter Ended April 3, 1994 compared with First Quarter
Ended April 4, 1993

Following a U.S. cyclical recovery from mid-1991 through the end of 1992, the rate of growth in the domestic textile and apparel softgoods sector, in general, began to decline and retailers and softgoods manufacturers began to report mixed results during 1993 and first quarter 1994. In particular, denim inventories in the softgoods pipeline experienced downward adjustments and printed home furnishings fabrics experienced soft demand. As a result of these trends, the Company's sales levels were essentially unchanged from first quarter 1993.

First quarter 1994 sales were $195.9 million as compared with first quarter 1993 sales of $195.0 million. Income of $.35 per share, before the cumulative effect of adoption of SFAS No. 112, was down 16.7% from first quarter 1993 results of $.42 per share. Included in the latest quarter's results was a net gain of $.4 million, or $.01 per share, arising from the final disposal of assets of the company's discontinued operations. During the quarter, the company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an after-tax, non-cash charge of $1.2 million, or $.04 per share, and reduced net income to $.31 per share, for the first quarter of 1994. Net income for the first quarter of 1994 was $9.2 million as compared with $12.6 million for the 1993 first quarter.

The company's income from continuing operations of $10.0 million declined by $2.6 million from the previous year. The decline was caused by a lower gross profit in the apparel fabrics segment and higher interest expenses, partially offset by lower selling and administrative costs and a lower effective tax rate. The company's gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 18.6% compared with 21.5% for the first quarter of 1993. The decline primarily resulted from the inability to raise denim prices to cover rising manufacturing costs, higher unit costs associated with operating denim facilities at less than capacity, higher cotton costs, and weaker printed fabrics demand.

FORM 10-Q

The company operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information (excluding general corporate expenses) regarding these segments for the first quarters of 1994 and 1993:

                                     First Quarter
                                1994             1993
NET SALES
  Apparel                $ 146.0    74.5%  $ 142.4   73.0%
  Home Furnishings          49.9    25.5      52.6   27.0
     Total               $ 195.9   100.0%  $ 195.0  100.0%

OPERATING INCOME (1)
  Apparel                $  12.8     8.7%  $  17.2   12.0%
  Home Furnishings           5.5    11.0       5.2    9.8

(1) Percentages reflect operating income as a percentage of segment net sales.

   Apparel Fabrics. Sales of apparel fabrics were $146.0 million, up 2.5% as compared with year-ago levels. The increase came from stronger sales of specialty sportswear fabrics, which were partially offset by a slight decline in heavyweight denim sales. The apparel fabrics segment realized higher unit sales while average prices, adjusted for product mix changes, were essentially unchanged from year-ago levels. Sportswear fabrics prices were up slightly and denim prices were down slightly. Apparel segment profit margins declined to 8.7%, compared with 12.0% for the first quarter of 1993 as discussed above. (See analysis of gross profits above.)

   Export sales of continuing operations for the apparel segment, primarily denims, were $31.9 million for first quarter 1994, basically flat with first quarter 1993 export amounts.

   Home Furnishings. Sales of home furnishings were $49.9 million, down 5.2% as compared with year-ago levels. Sales of the decorative fabrics product group were down because of continued softness in print fashion demand. Sales of polyurethane foam and related products by the Olympic Products division were higher than previous year levels as the division benefited from stronger sales for both automotive and home furnishings applications.

FORM 10-Q

   Despite lower sales, home furnishings segment earnings as a percent of sales increased to 11.0% for the first quarter of 1994 as compared with 9.8% for the first quarter of 1993, primarily because of improved operating results at Olympic Products.

   Export sales of home furnishings products were $1.5 million for the first quarter of 1994 compared with $2.1 million in the 1993 period. Export sales were impacted by poor economic conditions in European markets.

Total company selling and administrative expenses decreased from $20.2 million, or 10.4% of sales, for first quarter 1993 to $19.0 million, 9.7% of sales, for first quarter 1994. First quarter 1993 expenses were impacted by costs associated with the secondary offering of common stock by certain institutional shareholders of the company.

Interest expense for the first quarter of 1994 increased $.5 million compared to the first quarter of 1993, primarily the result of a $.4 million interest charge on the settlement of 1990 and 1991 taxes by the Internal Revenue Service.

Income taxes as a percent of taxable income were 35.6% in the first quarter of 1994 compared with 37.0% for the 1993 period.
Both periods reflect tax benefits resulting from operation of the company's foreign sales corporation.

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

During the first quarter of 1994, the company generated $6.8 million in funds from operating activities including $15.0 million from net income adjusted for non-cash depreciation expenses, partially offset by increased working capital requirements, primarily reductions of accounts payable and accrued expenses and increases in trade receivables. Major uses of cash during this period included $6.9 million for capital expenditures, $2.6 million for preferred stock dividends

FORM 10-Q
and $1.4 million for its Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings to support working capital needs.

During the first quarter of 1993, the company generated $6.9 million in funds from operating activities including $17.9 million from net income and depreciation, partially offset by increased working capital requirements, primarily reductions of accounts payable and accrued expenses. Major uses of cash during this period included $10.2 million for capital expenditures and $3.0 million for preferred stock dividends with funding coming primarily from operating cash flow and cash available at the beginning of the period.

On April 3, 1994 the company's long-term capital structure consisted of $87.4 million of long-term debt, including the $75 million Term Loan, real estate subsidiary debt of $11.6 million which was previously structured as notes payable, and $216.6 million of stockholders' equity. For comparison, on April 4, 1993 the company had $76.3 million of long-term debt and $173.0 million of stockholders' equity. Long-term debt as a percent of long-term debt and stockholders' equity was 29% on April 3, 1994, compared with 31% on April 4, 1993. The company believes it has significant unused debt capacity as it considers the target leverage for Cone Mills to be approximately 35 - 40% long-term debt as a percent of total capital. (See Financial Outlook and Strategy.)

On April 3, 1994 the company had ample liquidity with $.5
million of current maturities of long-term debt and $60 million of unused borrowing capacity under its Revolving
Credit Facility. The company had sold $40 million of receivables under the Receivables Purchase Agreement.

Accounts receivable on April 4, 1994, were $53.4 million, up slightly from $52.5 million at April 4, 1993. At the end of each period, the company had sold $40 million of accounts receivable. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 45 days of sales outstanding at the end of both periods.

Inventories on April 4, 1994, were $146.4 million, essentially unchanged from April 4, 1993 levels of $146.9 million.

FORM 10-Q

Capital spending in 1994 is expected to be $36 million and includes expansion and upgrading of yarn preparation facilities, new weaving machines, and a new fiber production line at Olympic Products. In addition, the company expects to invest a total of approximately $25 million in the Mexican joint venture denim company through 1995. Capital spending in the first quarter of 1994 was $6.9 million and the investment in the Mexican joint venture was $1.4 million.

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

On May 6, 1994, the Court of Appeals, sitting en banc, unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company, which decision affirmed the prior conclusion of a panel of three of its judges. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

FORM 10-Q

The issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand in the District Court are factually oriented, and additional proceedings will likely be necessary. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

To secure the judgment on appeal from the District Court to the Court of Appeals, the company deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. The letter of credit was substituted for an $8 million cash deposit made in April 1992. To record these escrow transactions, the company increased outstanding Class A Preferred Stock by $8.7 million and established an offsetting contra stockholders' equity account.

As the judgment has been reversed, the Company expects the escrowed stock and letter of credit to be released. Upon release, the stock will be redeemed, the offsetting contra account eliminated and letter of credit terminated. None of the escrow transactions have had or will have an effect on net income or stockholders' equity.

The company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the company.

Financial Outlook and Strategy

In 1992 and 1993, Cone Mills benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While the company believes that demographic trends and other market developments continue to present favorable long-term opportunities for growth, Cone continues to be cautious about the near-term imbalance between the supply and demand of denim fabrics. As inventory levels are adjusted, prices and volumes are affected.

FORM 10-Q

Since November of 1993, the market price of cotton, the company's principal raw material, has increased significantly.
Even though Cone Mills has purchased cotton for future deliveries at favorable prices, continued high spot and forward cotton prices will affect the company's profit margin unless prices for denims and specialty sportswear products can be increased accordingly.

The company has set priorities for the use of net cash flow and available borrowing capacity. The first is international denim manufacturing and marketing opportunities and in 1993, the company purchased a 20% ownership in CIPSA, the largest denim manufacturer in Mexico, for approximately $24 million and signed agreements with CIPSA providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility. The partners plan to invest a total of approximately $50 million, with each partner providing 50% of this investment. Capital requirements for the joint venture will primarily occur in 1994 and 1995. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA.

In order to meet the company's goal of $1 billion in sales and commensurate growth in earnings by 1996, Cone Mills' second priority for cash flow and available credit is acquisitions. The company actively seeks possible acquisitions to which it believes it can add value through application of its manufacturing and marketing expertise. There can be no assurance that any actual transaction will ultimately result, but the consummation of any such transaction could involve a significant financial commitment.

Other priorities for cash flow include the reduction of preferred stock, cash dividends or common stock repurchases, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of Cone Mills Corporation authorized the repurchase, from time to time, of up to 2.5 million shares of the company's outstanding common stock in open market transactions. Repurchase decisions will be based on the company's expected capital structure, alternative investment opportunities, and the market price of the common stock.

FORM 10-Q

The company believes that its internally generated operating funds and funds available under its credit facilities are sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitments needs for the foreseeable future, including the investment in the joint venture.

FORM 10-Q
                          PART II

Item 1.  Legal Proceedings

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

On March 20, 1992, the United States District Court in Greenville, South Carolina, entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and certain of its executive officers therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which is to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution.

On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims.

On May 6, 1994, the Court of Appeals, sitting en banc, unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company, which decision affirmed the prior conclusion of a panel of three of its judges. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of

FORM 10-Q
any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

The issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand in the District Court are factually oriented, and additional proceedings will likely be necessary. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)     Reports on Form 8-K

        None

FORM 10-Q


                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               CONE MILLS CORPORATION
                                  (Registrant)





Date  May 18, 1994              JOHN L. BAKANE
                               John L. Bakane
                               Vice President and
                               Chief Financial Officer

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                Sequential
  No.    Description                                    Page No.

* 4.1    Restated Articles of Incorporation of
         the Registrant effective August 25, 1993, filed as Exhibit 4.1 to Registrant's report on Form 10-Q for the quarter ended
         October 3, 1993.

* 4.2    Amended and Restated Bylaws of Registrant,
         Effective June 18, 1992, filed as Exhibit
         3.5 to the Registrant's Registration
         Statement on Form S-1 (File No. 33-46907).

* 4.3 Note Agreement dated as of August 13, 1992, between Cone Mills Corporation and The
         Prudential Insurance Company of America, with form of 8% promissory note attached, filed as Exhibit 4.01 to the Registrant's report on Form 8-K dated August 13, 1992.

* 4.4 Credit Agreement dated as of August 13, 1992, among Cone Mills Corporation, the banks listed therein and Morgan Guaranty Trust
         Company of New York, as Agent, with form of note attached, filed as Exhibit 4.02 to the Registrant's report on Form 8-K dated
         August 13, 1992.

* 4.5 Specimen Class A Preferred Stock Certificate, filed as Exhibit 4.5 to the Registrant's
         Registration Statement on Form S-1
         (File No. 33-46907).

* 4.6    Specimen Common Stock Certificate,
         effective June 18, 1992, filed as
         Exhibit 4.7 to the Registrant's
         Registration Statement on Form S-1
         (File No. 33-46907).

* 4.7    Registration Rights Agreement dated
         as of March 30, 1992, among the
         Registrant and the shareholders listed
         therein, filed as Exhibit 4.8 to the
         Registrant's Registration Statement on
         Form S-1 (File No. 33-46907).

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                Sequential
  No.    Description                                    Page No.

* 4.8    The 401(k) Program (formerly the
         Supplemental Retirement Program) of
         Registrant, amended and restated
         effective January 1, 1994, filed as
         Exhibit 4.9 to the Registrant's
         Registration Statement on Form S-8
         (File Nos.33-51951 and 33-51953).

* 4.9    Cone Mills Corporation 1983 ESOP as
         amended and restated effective March 1,
         1993, filed as Exhibit 4.9 to
         Registrant's report on Form 10-K for
         the year ended January 2, 1994.






* Incorporated by reference to the statement or report indicated.