Form 10-Q
period 1994-07-03
CONE MILLS CORP
filed 1994-08-15
CIK 23304

Page 1 of 35
                                        Index to Exhibits-Pages 30-31


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     July 3, 1994

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

                        (919) 379-6220
      (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X   No



Number of shares of common stock outstanding as of August 1, 1994:
27,747,221 shares.

FORM 10-Q

                             CONE MILLS CORPORATION

                                      INDEX
                                                                        Page
                                                                        Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statements of Income
                Thirteen weeks ended April 3, 1994
                and April 4, 1993 (Unaudited). . . . . . . . . . . . . . . . .3

           Consolidated Balance Sheets
                April 3, 1994 and April 4, 1993
                (Unaudited) and January 2, 1994. . . . . . . . . . . . . .4 & 5

           Consolidated Statements of Stockholders' Equity
                Thirteen weeks ended April 3, 1994
                and April 4, 1993 (Unaudited). . . . . . . . . . . . . . . . .6

           Consolidated Statements of Cash Flows
                Thirteen weeks ended April 3, 1994
                and April 4, 1993 (Unaudited). . . . . . . . . . . . . . . . .7

           Notes to Consolidated Financial Statements
                (Unaudited). . . . . . . . . . . . . . . . . . . . . . . . . .8

Item 2.    Managements's Discussion and Analysis of
           Financial Condition and Results of Operations . . . . . . . . . . 16


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . 26

Item 4.    Submission of Matters to a Vote of Security
           Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 28

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . 28

FORM 10-Q
PART I
Item 1.

                       CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME

                    (amounts in thousands, except per share data)

                                            Thirteen       Thirteen      Twenty-Six      Twenty-Six
                                           Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                          July 3, 1994   July 4, 1993   July 3, 1994    July 4, 1993
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Sales                               $      201,662 $      202,515 $      397,581 $       397,550

Operating Costs and Expenses:
  Cost of sales                                159,629        156,875        313,210         304,833
  Selling and administrative                    19,327         16,955         38,280          37,201
  Depreciation                                   5,801          5,320         11,603          10,558

                                               184,757        179,150        363,093         352,592

Income from Operations                          16,905         23,365         34,488          44,958

Other Income (Expense):
  Interest income                                   49             71            137             235
  Interest Expense                              (1,884)        (1,742)        (4,089)         (3,468)
  Other income                                     222              -            321               -

                                                (1,613)        (1,671)        (3,631)         (3,233)

Income from Continuing Operations before
  Income Taxes                                  15,292         21,694         30,857          41,725

Income Taxes                                     5,445          8,026         10,985          15,438

Income from Continuing Operations                9,847         13,668         19,872          26,287

Gain on Disposal - Discontinued Operations -
  (Net of income tax  of $276)                       -              -            439               -

Income before Cumulative Effect of
  Accounting Change                              9,847         13,668         20,311          26,287

Cumulative Effect of Accounting Change for
  Postemployment Benefits - (Net of
  income tax benefit of $772)                        -              -         (1,228)              -

Net Income                              $        9,847 $       13,668 $       19,083 $        26,287

Income Available to Common Shareholders:
  Income from Continuing Operations     $        9,175 $       12,996 $       18,528 $        24,836
  Income before Cumulative Effect of
    Accounting Change                   $        9,175 $       12,996 $       18,967 $        24,836
  Cumulative Effect of Accounting Change             -              -         (1,228)              -
  Net Income                            $        9,175 $       12,996 $       17,739 $        24,836

Earnings Per Share - Fully Diluted:
  Income from Continuing Operations     $          .33 $          .47 $          .67 $           .89
  Income before Cumulative Effect of
    Accounting Change                   $          .33 $          .47 $          .68 $           .89
  Cumulative Effect of Accounting Change             -              -           (.04)              -
  Net Income                            $          .33 $          .47 $          .64 $           .89

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                 27,858         27,936         27,861          27,955

See Notes to Consolidated Financial Statements.

FORM 10-Q

                       CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                 (amounts in thousands, except share and par value data)

                                                          July 3,      July 4,     January 2,
            ASSETS                                          1994         1993         1994
                                                         (Unaudited)  (Unaudited)    (Note)
   Current Assets:
      Cash                                             $     3,384  $     2,048  $       503

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000;
        $3,738; $3,000                                      57,141       55,069       44,175

      Inventories:
        Greige and finished goods                           84,294       83,453       84,923
        Work in process                                     15,814       15,942       15,968
        Raw materials                                       17,259       15,324       20,612
        Supplies and other                                  30,124       27,664       30,621

                                                           147,491      142,383      152,124

      Other current assets                                   6,117        3,972        5,542

          Total Current Assets                             214,133      203,472      202,344

   Investments in Unconsolidated Affiliates                 28,437       22,379       26,420

   Other Assets                                              4,953        1,323        3,171



   Property, Plant and Equipment:
      Land                                                  20,559       21,097       20,758
      Buildings                                             72,431       69,171       71,942
      Machinery and equipment                              254,037      228,394      239,846
      Other                                                 26,782       22,477       25,799

                                                           373,809      341,139      358,345

        Less accumulated depreciation                      169,335      148,857      158,669

            Property, Plant and Equipment-Net              204,474      192,282      199,676




                                                       $   451,997  $   419,456  $   431,611

   Note: The balance sheet at January 2, 1994 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                   (amounts in thousands, except share and par value data)

                                                            July 3,      July 4,     January 2,
              LIABILITIES AND STOCKHOLDERS' EQUITY            1994         1993        1994
                                                           (Unaudited)  (Unaudited)   (Note)
Current Liabilities:
   Notes payable                                         $    14,603  $     5,601  $    5,099
   Current maturities of long-term debt                          256        1,268         767
   Accounts payable - trade                                   28,842       27,245      26,746
   Sundry accounts payable and accrued expenses               36,104       44,349      44,231
   Income taxes payable                                          954        1,568           -
   Deferred income taxes                                      28,299       25,438      27,295

      Total Current Liabilities                              109,058      105,469     104,138

Long-Term Debt                                                75,800       87,863      77,172

Deferred Items:
   Deferred income taxes                                      36,187       35,818      36,652
   Other deferred items                                        5,800        2,593       3,615

                                                              41,987       38,411      40,267

Contribution to Employee Stock Ownership Plan                      -        1,078           -

Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 470,752
    shares; 1993, 465,077 shares - Employee Stock
    Ownership Plan                                            47,075       46,508      46,508
  Class A Preferred Stock held in escrow ( 86,804 shares;
    1993, 81,125 shares)                                      (8,680)      (8,113)     (8,113)
  Class B Preferred Stock-no par value; authorized
    5,000,000 shares                                               -            -           -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,747,221 shares;
    1993, 27,675,215 shares and 27,744,783 shares              2,775        2,768       2,774
  Capital in excess of par                                    75,351       75,278      75,397
  Retained earnings                                          109,917       70,194      93,468
  Currency translation adjustment                             (1,286)           -           -

              Total Stockholders' Equity                     225,152      186,635     210,034



                                                         $   451,997  $   419,456  $  431,611

Note: The balance sheet at January 2, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

FORM 10-Q

                                CONE MILLS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          TWENTY-SIX WEEKS ENDED JULY 3, 1994 AND JULY 4, 1993
                                (amounts in thousands, except share data)
                                             (Unaudited)

                                               Class A Preferred           Class A Preferred                 Nonvoting
                                                    Stock                    Stock - Escrow                 Common Stock
                                              Shares        Amount        Shares        Amount          Shares         Amount

Balance, January 2, 1994                      465,077 $      46,508      (81,125)$       (8,113)             - $            -
Net income                                          -             -            -              -              -              -
Currency translation adjustment (net of
  income tax benefit of $858)                       -             -            -              -              -              -
Class A Preferred Stock  -
  Employee Stock Ownership Plan:
  Cash dividends paid                               -             -            -              -              -              -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)          5,679           567       (5,679)          (567)             -              -
  Shares redeemed                                  (4)            -            -              -              -              -
Common Stock:
  Options exercised                                 -             -            -              -              -              -
  Purchase of common shares                         -             -            -              -              -              -

Balance, July 3, 1994                         470,752 $      47,075      (86,804)$       (8,680)             - $            -



                                                Class A Preferred           Class A Preferred                Nonvoting
                                                      Stock                   Stock - Escrow                Common Stock
                                              Shares        Amount        Shares        Amount         Shares         Amount

Balance, January 3, 1993                      459,282 $      45,928      (75,330)$       (7,533)     1,231,327 $          123
Net income                                          -             -            -              -              -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                               -             -            -              -              -              -
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)          5,795           580       (5,795)          (580)             -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                            -             -            -              -     (1,231,327)          (123)
Common Stock:
  Options exercised                                 -             -            -              -              -              -

Balance, July 4, 1993                         465,077 $      46,508      (81,125)$       (8,113)             0 $            0

See Notes to Consolidated Financial Statements.

FORM 10-Q

Item 1.  (continued)
                                CONE MILLS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         TWENTY-SIX WEEKS ENDED JULY 3, 1994 AND JULY 4, 1993
                               (amounts in thousands, except share data)
                                             (Unaudited)

                                                                                      Capital in                    Currency
                                                               Common Stock             Excess        Retained      Translation
                                                            Shares       Amount         of Par        Earnings      Adjustment

Balance, January 2, 1994                                 27,744,783 $      2,774 $       75,397 $       93,468 $            -
Net income                                                        -            -              -         19,083              -
Currency translation adjustment (net of
  income tax benefit of $858)                                     -            -              -              -         (1,286)
Class A Preferred Stock  -
  Employee Stock Ownership Plan:
  Cash dividends paid                                             -            -              -         (2,634)             -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                            -            -              -              -              -
  Shares redeemed                                                 -            -              -              -              -
Common Stock
  Options exercised                                          11,000            1             62              -              -
  Purchase of common shares                                  (8,562)           -           (108)             -              -

Balance, July 3, 1994                                    27,747,221 $      2,775 $       75,351 $      109,917 $       (1,286)



                                                                                      Capital in
                                                               Common Stock             Excess        Retained
                                                            Shares       Amount         of Par        Earnings

Balance, January 3, 1993                                 26,435,888 $      2,644 $       75,227 $       46,962
Net income                                                        -            -              -         26,287
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                             -            -              -         (3,055)
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)                            -            -              -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                                  1,231,327          123              -              -
Common Stock:
  Options exercised                                           8,000            1             51              -

Balance, July 4, 1993                                    27,675,215 $      2,768 $       75,278 $       70,194

See Notes to Consolidated Financial Statements.
                                             Page 6a

FORM 10-Q

Item 1. (continued)

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        (amounts in thousands)
                                                                   Twenty-Six      Twenty-Six
                                                                   Weeks Ended     Weeks Ended
                                                                  July 3, 1994    July 4, 1993
                                                                   (Unaudited)     (Unaudited)

Cash Flows Provided By Operating Activities                     $       16,473  $       26,406

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                              (3,523)        (22,379)
  Proceeds from sale of property, plant and equipment                      943           3,447
  Capital expenditures                                                 (15,954)        (20,287)

    Net cash used in investing activities                              (18,534)        (39,219)

Cash Flows from Financing Activities:
  Net (payments) borrowings -  short-term loans                          9,504          (1,052)
  Principal payments - long-term debt                                  (47,461)        (37,662)
  Proceeds from long-term debt borrowings                               45,578          49,293
  Dividends paid - Class A Preferred                                    (2,634)         (3,055)
  Other                                                                    (45)             52

    Net cash provided by financing activities                            4,942           7,576

    Net increase (decrease) in cash                                      2,881          (5,237)

Cash at Beginning of Period                                                503           7,285

Cash at End of Period                                           $        3,384  $        2,048




Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                         $        4,171  $        3,580
  Income taxes, net of refunds                                  $        8,490  $        9,510

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid to ESOP trustee for Cone escrow acco      $          567  $          580
  Class A Preferred Stock issued                                $          567  $          580

  Common Stock issued                                           $            -  $          123
  Nonvoting Common Stock converted                              $            -  $          123




See Notes to Consolidated Financial Statements.

FORM 10-Q

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JULY 3, 1994




Note 1.  Basis of Financial Statement Preparation

       The Cone Mills Corporation (the "Company") condensed consolidated financial statements for July 3, 1994 and July 4, 1993 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at July 3, 1994, January 2, 1994 and July 4, 1993 and the related consolidated statements of income for the respective thirteen and twenty-six weeks ended July 3, 1994 and July 4, 1993, and stockholders' equity and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

       These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1993.

       Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at July 3, 1994 and July 4, 1993 and related consolidated statements of income for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Sale of Accounts Receivable

       On August 11, 1992, the Company entered into an agreement extendable to August 1995, with the subsidiary of a major financial institution, which allowed the sale without recourse of up to $40 million of an undivided interest in eligible trade receivables.
       This agreement was amended on June 30, 1994 to allow the sale of up to $50 million in eligible trade receivables. Accounts receivable is shown net of $50 million sold at July 3, 1994, net of $40 million sold at July 4, 1993, and net of $35 million sold at January 2, 1994 under this agreement. Cash flows provided by operating activities for the twenty-six weeks ended July 3, 1994 and July 4, 1993 include the sale of accounts receivable of $15 million and $16 million, respectively.

Note 3.  Long-Term Debt

(amounts in thousands)                                     July 3, 1994
                                                             Current
                                                  Total      Maturity      Long-Term

8% Senior Note                               $    75,000    $        -   $    75,000
Revolving Credit Agreement                             -             -             -
Industrial Revenue Bonds                             869           223           646
Other                                                187            33           154

                                             $    76,056    $      256   $    75,800


(amounts in thousands)                                     July 4, 1993
                                                             Current
                                                  Total      Maturity      Long-Term

8% Senior Note                               $    75,000    $        -   $    75,000
Revolving Credit Agreement                        11,000             -        11,000
Industrial Revenue Bonds                           1,621           752           869
Other                                              1,510           516           994

                                             $    89,131    $    1,268   $    87,863

FORM 10-Q

Note 4.  Class A Preferred Stock

    The dividend rate for Class A Preferred Stock is 7.00%, which is payable March 31, 1995.

Note 5.  Stock Option Plans

1984 Stock Option Plan:
Option price per share              $ 5.25        $ 6.50
Outstanding at 1/3/93               190,200       111,800
Canceled                             (3,000)            -
Exercised                                 -        (8,000)
Outstanding at 7/4/93               187,200       103,800
Exercised                           (92,000)            -
Outstanding at 1/2/94                95,200       103,800
Exercised                            (7,000)       (4,000)
Outstanding at 7/3/94                88,200        99,800

1992 Stock Option Plan:
Option price per share                                       $15.625
Granted 2/18/93                                              500,000
Outstanding 1/2/94                                           500,000
Canceled                                                      (4,000)
Outstanding at 7/3/94                                        496,000

1994 Stock Option Plan:
Option price per share                                                      $12.875
Granted 5/17/94                                                               6,000
Outstanding at 7/3/94                                                         6,000

Options exercisable
  at 7/3/94                          88,200        45,900     99,200          6,000

       The 1994 Stock Option Plan for Non-Employee Directors, approved by shareholders at the May 10, 1994 annual meeting, grants to each eligible director an option to purchase 1,000 shares of Common Stock on the fifth business day following each annual meeting of shareholders. The option price is the last reported sale price on the New York Stock Exchange composite tape on the date of grant.
       The plan allows the grant of options to purchase an aggregate of 100,000 shares of Common Stock. Options granted under the plan will be nonqualified stock options with a term of seven years. No options will be granted under the 1994 Plan after August 18, 2003. Options may be exercised at grant, however, shares are restricted from sale until six months after the grant date.

FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Earnings Per Share

                                            Thirteen                  Thirteen
                                           Weeks Ended               Weeks Ended
                                           July 3, 1994              July 4, 1993

                                                      Fully                    Fully
                                         Primary     Diluted      Primary     Diluted
                                        (amounts in thousands, except per share data)

Net income                           $    9,847   $    9,847    $  13,668   $   13,668
  Less:  Class A Preferred
         dividends                         (672)        (672)      (  672)      (  672)

Adjusted net income                  $    9,175   $    9,175    $  12,996   $   12,996

Weighted average common
  shares outstanding                     27,751       27,751       27,675       27,675

Common share equivalents
  from:
  Assumed exercise of
    outstanding options,
   less shares assumed
    repurchased                             104          107          256          261

Weighted average common
  shares and common share
  equivalents outstanding                27,855       27,858       27,931       27,936

Earnings per common
  share and common share
  equivalent                         $      .33   $      .33    $     .47   $      .47

FORM 10-Q
Item 1.  (continued)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Earnings Per Share (continued)

                                                  Twenty-Six                Twenty-Six
                                                  Weeks Ended               Weeks Ended
                                                  July 3, 1994              July 4, 1993
                                                           Fully                      Fully
                                             Primary      Diluted      Primary       Diluted
                                              (amounts in thousands, except per share data)
Income from continuing
  operations                              $   19,872  $   19,872    $   26,287    $   26,287
  Less:  Class A Preferred
         dividends                            (1,344)     (1,344)       (1,451)       (1,451)
Adjusted income from continuing
  operations                                  18,528      18,528        24,836        24,836
Gain on disposal-discontinued
  operations                                     439         439             -             -
Adjusted income before
  cumulative effect of
  accounting change                           18,967      18,967        24,836        24,836
Cumulative effect of accounting
  change                                      (1,228)     (1,228)            -             -

Adjusted net income                       $   17,739  $   17,739    $   24,836   $    24,836

Weighted average common shares
  outstanding                                 27,748      27,748        27,676        27,676
Common share equivalents from:
  Assumed exercise of outstanding
    options, less shares assumed
    repurchased                                  113         113           263           279

Weighted average common shares
  and common share equivalents
  outstanding                                 27,861      27,861        27,939        27,955

Earnings per common share and
  common share equivalent:
  Income from continuing
    operations                            $      .67  $      .67    $      .89   $       .89
  Income before cumulative
    effect of accounting change           $      .68  $      .68    $        -   $         -
  Cumulative effect of
    accounting change                     $     (.04) $     (.04)   $        -   $         -
Net income                                $      .64  $      .64    $      .89   $       .89

Primary and fully diluted earnings per share have been computed by dividing the net earnings available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding.

FORM 10-Q

Item 1.  (continued



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

    On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims. To secure the judgment on appeal the Company had deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit

FORM 10-Q

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. To record these escrow transactions, the Company increased outstanding Class A Preferred Stock by $8.7 million. The increase in outstanding Class A Preferred Stock was offset by a contra stockholders' equity account labeled "Class A
    Preferred Stock held in escrow." These escrow account transactions did not have an effect upon net income or stockholders' equity of the Company.

    On May 6, 1994, the Court of Appeals, sitting en banc, affirmed the prior conclusion of a panel of three of its judges, and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

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

    Because judgment of the District Court was reversed, the escrowed stock and letter of credit were ordered released by order of the District Court entered July 22, 1994. Subject to the Court's order, the stock was redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions had an effect on net income or stockholders' equity.

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

FORM 10-Q

Item 2.

                             MANAGEMENTS' DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter Ended July 3, 1994 Compared with Second Quarter Ended July
4, 1993

Following a U.S. cyclical recovery from mid-1991 through the end of 1992, the rate of growth in the domestic textile and apparel softgoods sector, in general, began to decline and retailers and softgoods manufacturers began to report mixed results during 1993 and first half 1994. While retail sales of denim garments continued to grow, denim inventories in the softgoods pipeline experienced downward adjustments. In addition, printed home furnishings fabrics experienced soft demand because of consumer interest in other types of home furnishings fabrics. As a result of these trends, the company's sales levels were essentially unchanged from the second quarter of 1993.

Second quarter 1994 sales were $201.7 million as compared with second quarter 1993 sales of $202.5 million. For the quarter the company had net income of $9.8 million or $.33 per share of common stock after preferred dividends as compared with net income of $13.7 million and $.47 per share for the second quarter of 1993.

The company's net income of $9.8 million declined by $3.8 million from the previous year. The decline was caused primarily by lower gross profits in both the apparel fabrics and home furnishings segments, and higher selling and administrative costs partially offset by a lower effective tax rate. The company's gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 18.0% compared with 19.9% for the second quarter of 1993. The decline resulted primarily from the inability to raise denim prices to cover higher cotton and manufacturing costs, higher unit costs associated with operating denim facilities at less than capacity, and to a lesser extent, weaker printed fabrics results.

FORM 10-Q

The company operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information (excluding general corporate expenses) regarding these segments for the second quarters of 1994 and 1993:

                                               Second Quarter
                                        1994                       1993

NET SALES
    Apparel                    $  149.9      74.3%        $  154.9      76.5%
    Home Furnishings               51.8      25.7             47.6      23.5
       Total                   $  201.7     100.0%        $  202.5     100.0%

OPERATING INCOME (1)
    Apparel                    $   13.3       8.9%        $   18.4      11.9%
    Home Furnishings                4.5       8.7              5.6      11.7

(1) Percentages reflect operating income as a percentage of segment net sales.

    Apparel Fabrics. Sales of apparel fabrics were $149.9 million, down 3.2% as compared with year-ago levels. The overall decrease in segment sales resulted primarily from lower volume as average prices, adjusted for mix changes, were essentially unchanged from year-ago levels. Within the segment, denim sales were lower than the previous year because of lower volume, less favorable mix and slightly lower prices. Specialty sportswear fabrics sales increased over second quarter 1993 levels as a result of increased volume and prices and improved mix.

    Apparel segment profit margins declined to 8.9%, compared with 11.9% for the second quarter of 1993 because of lower denim earnings as previously discussed. (See analysis of gross profits above.) Specialty sportswear earnings increased sharply as compared with year-ago levels.

    Export sales for the apparel segment, primarily denims, were $33.5 million for second quarter of 1994, essentially the same as second quarter 1993 export amounts.

FORM 10-Q

    Home Furnishings. Sales of home furnishings were $51.8 million, up 8.7% as compared with year-ago levels. Sales of the decorative fabrics product group were down slightly because of continued softness in print fashion demand. Sales of polyurethane foam and related products by the Olympic Products division were higher than previous year levels as the division benefited from stronger sales for both automotive and home furnishings applications.

    Despite higher sales, home furnishings segment earnings as a percent of sales decreased to 8.7% for the second quarter of 1994 as compared with 11.7% for the second quarter of 1993, primarily because of rising operating costs, start up costs associated with new product lines in printed fabrics and Olympic divisions, and a change in segment mix arising from faster growth in the lower margin Olympic Product operations.

    Export sales of home furnishings products were $1.6 million for both the second quarters of 1994 and 1993.

Total company selling and administrative expenses increased from $17.0 million, or 8.4% of sales, for the second quarter of 1993 to $19.3 million, 9.6% of sales, for the second quarter of 1994. This increase was primarily the result of second quarter 1993 expenses being lower than the 1993 quarterly average, and, to a lesser extent, increased benefit costs.

Income taxes as a percent of taxable income were 35.6% in the second quarter of 1994 compared with 37.0% for the 1993 period. Both periods reflect tax benefits resulting from operation of the company's foreign sales corporation.

Six Months Ended July 3, 1994 Compared with Six Months Ended July 4, 1993

Net sales for the first six months of 1994 were $397.6 million, the same as first half 1993 sales. Income of $.68 per share, before the cumulative effect of adoption of SFAS No. 112, was down from first half 1993 results of $.89 per share. Included in the 1994 results was a net gain of $.4 million, or $.01 per share, arising from the final disposal of assets of the company's discontinued operations. During the first quarter of 1994, the company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an

FORM 10-Q
after-tax, non-cash charge of $1.2 million, or $.04 per share, and reduced net income to $.64 per share, for the first half of 1994. Net income for the first half of 1994 was $19.1 million as compared with $26.3 million for the 1993 period.

Gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 18.3% as compared with 20.7% for the 1993 period. The decline primarily resulted from the inability to raise denim prices to cover higher cotton costs, higher unit production costs associated with operating denim facilities at less than capacity, and a shift in mix toward lower margin specialty sportswear fabrics and polyurethane foam products.

Business segment information for the first six months of 1994 and 1993 was as follows:

                                               First Six Months
                                        1994                       1993

NET SALES
    Apparel                    $  295.9      74.4%        $  297.3      74.8%
    Home Furnishings              101.7      25.6            100.3      25.2
       Total                   $  397.6     100.0%        $  397.6     100.0%

OPERATING INCOME (1)(2)
    Apparel                    $   26.1       8.8%        $   35.5      12.0%
    Home Furnishings               10.0       9.8             10.7      10.7

(1) Percentages reflect operating income as a percentage of segment net sales.
(2) Excludes general corporate expenses.

    Apparel Fabrics. Apparel fabrics net sales were $295.9 million for the first half of 1994, a decrease of .5% from first half 1993. The lower sales were due to decreases in denim sales partially offset by increases in sales of the specialty sportswear product group, primarily flannel shirtings. Average prices adjusted for product mix changes were essentially unchanged. Export sales for the first six months of 1994 were down slightly to $65.5 million.

    Operating margins in the first half of 1994 for the apparel fabrics segment were 8.8% of net sales compared with 12.0% for the 1993 period. Margins were lower in 1994 because of a decline in denim earnings as discussed above. (See analysis of gross profits above.)

FORM 10-Q

    Home Furnishings. First six months 1994 net sales of $101.7 million for the home furnishings segment were up 1.4% as compared with year-ago results. Operating income decreased $.7 million, or 6.9% compared with the 1993 period. Sales and operating profits for the fabrics product group were down in 1994 as the company continued to experience weak print decorative fabric markets. Olympic's product sales and operating profits were up in the 1994 period as the division experienced stronger sales in automotive markets.

    Export sales of home furnishings products were $3.1 million in the first half of 1994 as compared with $3.7 million in 1993. Export sales have been impacted by poor economic conditions in European and Japanese markets.

Total company selling and administrative expenses were $38.3 million or 9.6% of sales for the first half of 1994 as compared with $37.2 million or 9.4% of sales for the 1993 period. Expenses in 1994 were impacted by higher benefit costs.

Interest expense for the first half of 1994 increased $.6 million compared to the first half of 1993, primarily the result of a $.4 million interest charge on the settlement of 1990 and 1991 income taxes by the Internal Revenue Service.

Income taxes as a percent of taxable income were 35.6% in the first half of 1994 compared with 37.0% for the 1993 period. Both periods reflect tax benefits resulting from operation of the company's foreign sales corporation.

Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan") and stockholders' equity. Primary sources of liquidity are internally generated funds, a $60 million Credit Agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. The Receivables Purchase Agreement was increased from $40 million in the second quarter of 1994.

FORM 10-Q

During the first half of 1994, the company generated $16.5 million in funds from operating activities including $30.7 million from net income adjusted for non-cash depreciation expenses, partially offset by increased working capital requirements, primarily increases in trade receivables and reductions of accounts payable and accrued expenses. Major uses of cash during this period included $16.0 million for capital expenditures, $2.6 million for preferred stock dividends and $3.5 million for investment in the Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings and the additional sale of accounts receivables to support working capital needs.

During the first half of 1993, the Company generated $26.4 million in funds from operating activities including $36.8 million from net income adjusted for depreciation, partially offset by increased working capital requirements, primarily reductions of accounts payable and accrued expenses. Major uses of cash during this period included $20.3 million for capital expenditures and $3.1 million for preferred stock dividends. In addition, Cone Mills purchased 20% of Compania Industrial de Parras S.A., (CIPSA), the largest denim manufacturer in Mexico, for approximately $22 million. Funding for these cash uses came primarily from operating cash flow, cash available at the beginning of the period, and the Revolving Credit Facility.

On July 3, 1994 the company's long-term capital structure consisted of $75.8 million of long-term debt and $225.2 million of stockholders' equity. For comparison, on July 4, 1993 the company had $87.9 million of long-term debt and $186.6 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percent of long-term debt and stockholders' equity was 25% on July 3, 1994, compared with 32% on July 4, 1993. The company believes it has significant unused debt capacity as it considers the target leverage for Cone Mills to be approximately 35 - 40% long-term debt as a percent of total capital. (See Financial Outlook and Strategy.)

On July 3, 1994 the company had ample liquidity with only $.3 million of current maturities of long-term debt and $63.4 million of cash and unused borrowing capacity under its Revolving Credit Facility.

FORM 10-Q

Accounts receivables on July 3, 1994, were $57.1 million, up slightly from $55.1 million at July 4, 1993. At the end of the 1994 period, the company had sold $50 million of accounts receivable, an increase of $10 million from the amount sold at July 4, 1993. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 50 days of sales outstanding at July 3, 1994 compared with 44 days at July 4, 1993, as fewer customers made payments in advance of due date.

Inventories on July 3, 1994, were $147.5 million, up $5.1 million from July 4, 1993 levels of $142.4 million, primarily from increased inventories of raw materials and real estate developed lots. Finished goods inventories were up slightly as increases in denim inventories were partially offset by decreases in other finished goods.

Capital spending in 1994 is expected to be $36.0 million and includes expansion and upgrading of yarn preparation facilities, new weaving machines, and a new fiber production line at Olympic Products. In addition, the company expects to invest a total of approximately $25 million in the Mexican joint venture denim company through 1995. Capital spending in the first half of 1994 was $16.0 million and the investment in the Mexican joint venture was $3.5 million.

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the company. Existing government regulations are not expected to cause a material change in the company's competitive position, operating results or planned capital expenditures. Cone Mills has an active environmental committee which fosters protection of the environment and compliance with laws.

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

FORM 10-Q

On May 6, 1994, the Court of Appeals, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the company.

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

To secure the judgement on appeal from the District Court to the Court of Appeals, the company had deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which has subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. The letter of credit was substituted for an $8 million cash deposit made in April 1992. To record this escrow transaction, the company increased outstanding Class A Preferred Stock by $8.7 million and established an offsetting contra stockholders' equity account.

Because the judgement of the District Court was reversed, the escrowed stock and letter of credit were ordered released by order of the District Court entered July 22, 1994. Subsequent to the court's order, the stock was redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions have had an effect on net income or stockholders' equity.

FORM 10-Q

The company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the company.

Financial Outlook and Strategy

In 1992 and 1993, Cone Mills benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. The company believes that demographic trends and other market developments continue to present favorable long-term opportunities for growth. Even though first half operating results were unfavorable compared with 1993, the company anticipates improving denim and home furnishings print demand and some recovery in margins as sales increase, prices improve and our plants return to normal operating schedules in the second half of the year.

The company has purchased cotton, its principal raw material, from suppliers at fixed prices for delivery throughout the remainder of the year. Although these prices, which are similar to second quarter costs, compare favorably with those of the present spot market, the price of cotton has increased significantly since late 1993 and has caused a reduction in profit margins in 1994. In addition, the company has implemented a general wage increase in July 1994 of approximately four percent for hourly employees. While the company was unable to increase prices in its largest product lines during first half 1994, a moderate price increase was effected for third quarter 1994. While it is the company's goal to restore its margins to 1993 levels, the success in reaching this goal will be affected by the strength of demand for its products, cotton prices, and productivity improvement programs.

The company has set priorities for the use of net cash flow and available borrowing capacity. The first is international denim manufacturing and marketing opportunities and in 1993, the company purchased a 20% ownership in CIPSA, the largest denim manufacturer in Mexico, for approximately $24 million and signed agreements with CIPSA providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility. The partners plan to invest a

FORM 10-Q
total of approximately $50 million, with each partner providing 50% of this investment. Capital requirements for the joint venture will primarily occur in 1994 and 1995. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA.

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

Other potential uses of cash include the reduction of preferred stock, cash dividends or common stock repurchases, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of Cone Mills Corporation authorized the repurchase, from time to time, of up to 2.5 million shares of the company's outstanding common stock in open market transactions. To date 6,800 shares have been repurchased in open market transactions and future repurchase decisions will be based on the company's expected capital structure, alternative investment opportunities, and the market price of the common stock.

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

On May 6, 1994, the Court of Appeals, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative

FORM 10-Q
theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

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

FORM 10-Q



Item 4.   Submission of Matters to a Vote of Security Holders

Cone Mills Corporation Annual Meeting of Shareholders was held May 10, 1994. The proposals voted upon and the results of voting were as follows:

(1)    Election of Class II Directors for Three-Year Term

                                               Votes           Votes
                                                For           Withheld

       J. Patrick Danahy                    22,126,703         278,844
       Leslie W. Gaulden                    22,125,993         279,554
       Jeanette C. Kimmel                   22,125,703         279,844
       John W. Rosenblum                    22,125,303         280,244

       All Class I and Class III Directors continue as previously reported.

(2)    Proposal to adopt 1994 Stock Option Plan for Non-Employee Directors:

       Votes For                            21,673,301
       Votes Against                           657,833
       Abstentions                              74,413

(3) Proposal to approve ratification of McGladrey & Pullen as independent auditor for 1994.

       Votes For                            22,346,040
       Votes Against                            35,594
       Abstentions                              23,913

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



                                               CONE MILLS CORPORATION
                                                  (Registrant)





Date  August 13, 1994                          JOHN L. BAKANE
                                               John L. Bakane
                                               Vice President and
                                               Chief Financial Officer

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                            Sequential
  No.        Description                                            Page No.
  2.1        Amendment dated as of June 30, 1994 to
             Receivables Purchase Agreement dated
             as of August 11, 1992, between Cone
             Mills Corporation and Delaware Funding
             Corporation.                                                32

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

*10.1        1994 Stock Option Plan for Non-Employee
             Directors of Registrant filed as Exhibit
             10.9 to Registrant's report on Form 10-K for the year ended January 2, 1994.

*10.2        Form of Non-Qualified Stock Option
             Agreement under 1994 Stock Option
             Plan for Non-Employee Directors of
             Registrant filed as Exhibit 10.10 to
             Registrant's report on Form 10-K for
             the year ended January 2, 1994.






* Incorporated by reference to the statement or report indicated.

FORM 10-Q

EXHIBIT 2.1

                   AMENDMENT TO RECEIVABLES PURCHASE AGREEMENT


          AMENDMENT dated as of June 30, 1994 ( this "Amendment") of a Receivables Purchase Agreement dated as of August 11, 1992, as amended (as amended, the "Receivables Purchase Agreement") between CONE MILLS CORPORATION (the "Seller") and DELAWARE FUNDING CORPORATION (the "Buyer"). Terms defined in the Receivables Purchase Agreement and not otherwise defined herein have the same meaning when used herein.


                                   WITNESSETH:


          WHEREAS, the Seller and the Buyer are parties to the Receivables Purchase Agreement; and

          WHEREAS, the Seller and the Buyer desire to amend the Receivables Purchase Agreement (i) to increase the Maximum Net Investment, (ii) to extend the Expiration Date and (iii) to increase the maximum permissible length of the Tranche Periods;

          NOW, THEREFORE, the parties hereto, in consideration of their mutual covenants hereinafter set forth and intending to be legally bound hereby, agree as follows:


          ARTICLE I.    Amendment to the Receivables Purchase Agreement.

          Subject to the satisfaction of the conditions precedent specified in Article IV hereof, the Receivables Purchase Agreement and the exhibits thereto shall be amended as follows:

                 (a) The definition "Expiration Date" in Section 1.01 of the Receivables Purchase Agreement is amended by replacing clause
          (i) of said definition with "(i) June 28, 1995,";

                 (b)    The definition "Maximum Net Investment" in Section
          1.01 of the Receivables Purchase Agreement is amended by replacing "$40,000,000" therein with "$50,000,000".

FORM 10-Q

                 (c) The definition "Tranche Period" in Section 1.01 of the Receivables Purchase Agreement is amended by replacing the phrase "90 days" in the first sentence therein with the phrase "120 days".

                 (d) Section 2.15 of the Receivables Purchase Agreement is amended by deleting the date "August 31, 1994" therein and replacing such date with the date "June 28, 1995".


                 ARTICLE II.      Representations.

                 The Seller hereby represents and warrants that, after giving effect to this Amendment:

                 (a)    the representations and warranties set forth in
          Section 5.01 of the Receivables Purchase Agreement are true on the date hereof as if made on and as of the date hereof except as such representations and warranties specifically relate to an earlier date and as if each reference to the "Receivables Purchase Agreement" in said Section 5.01 was deemed to be a reference to the Receivables Purchase Agreement as amended by this Amendment; and

                 (b) there shall exist no Termination Event or Potential Termination Event under the Receivables Purchase Agreement.


                 ARTICLE III.      Status of the Receivables Purchase
                                   Agreement.

                 Except as otherwise expressly provided herein, all terms and conditions of the Receivables Purchase Agreement are ratified and shall remain unchanged and continue in full force and effect. Each reference in the Receivables Purchase Agreement to such Agreement or any exhibit thereto shall mean and be a reference to the Receivables Purchase Agreement and the exhibits thereto as amended hereby.

FORM 10-Q

                 ARTICLE IV.  Conditions Precedent.

                 The amendments to the Receivables Purchase Agreement set forth in Article I hereof shall become effective upon:

               (i) the execution and delivery of this Amendment by each of the parties hereto;

               (ii) the delivery by the Seller to the Buyer of certification that all necessary corporate action has been taken by the Seller to approve this Amendment and the sale of Receivables by the Seller under the Agreement as amended hereby (including without limitation, a certificate setting forth the resolutions of the Seller adopted in respect of the transaction contemplated hereby); and

               (iii) the Buyer shall have received a favorable written opinion of Neil Koonce, General Counsel of the Seller, dated the date hereof and covering the matters set forth in paragraphs 1,2,3,4 and 5 of the opinion of Schell Bray Aycock Abel & Livingston delivered pursuant to Section 3.02(j) of the Receivables Purchase Agreement


               ARTICLE V.     Governing Law.

               This Amendment shall be governed by and construed in accordance with the laws of the State of New York.


               ARTICLE VI.    Counterparts.

               This Amendment may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Amendment by signing such counterpart.

FORM 10-Q

              IN WITNESS WHEREOF, each of the parties hereto have caused a counterpart of this Amendment to be duly executed as of the date first above written.

                                       DELAWARE FUNDING CORPORATION

                                       by:  J. P. Morgan Delaware,
                                                as attorney-in-fact
                                                for Delaware Funding
                                                Corporation


                                       by:  ROBERT J. HENCHEY
                                            ROBERT J. HENCHEY

                                            Vice President
                                            Title




                                       CONE MILLS CORPORATION


                                       by:  JOHN L. BAKANE
                                            JOHN L. BAKANE

                                            Vice President and
                                            Chief Financial Officer
                                            Title