Form 10-Q
period 1994-10-02
CONE MILLS CORP
filed 1994-11-15
CIK 23304

Page 1 of 33
                             Index to Exhibits-Pages 31-32


                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 2, 1994

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

Number of shares of common stock outstanding as of November 1, 1994: 27,749,221 shares.

FORM 10-Q

                  CONE MILLS CORPORATION

                           INDEX
                                                    Page
                                                    Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income
            Thirteen and thirty-nine weeks ended
            October 2, 1994 and October 3, 1993
            (Unaudited)  . . . . . . . . . . . . . . . .3

        Consolidated Balance Sheets
            October 2, 1994 and October 3, 1993
            (Unaudited) and January 2, 1994  . . . .4 & 5

        Consolidated Statements of Stockholders' Equity
            Thirty-nine weeks ended October 2, 1994
            and October 3, 1993 (Unaudited)  . . . . . .6

        Consolidated Statements of Cash Flows
            Thirty-nine weeks ended October 2, 1994
            and October 3, 1993 (Unaudited)  . . . . . .7

        Notes to Consolidated Financial Statements
            (Unaudited)  . . . . . . . . . . . . . . . .8

Item 2. Managements's Discussion and Analysis of
        Financial Condition and Results of Operations. 17


PART II.    OTHER INFORMATION

Item 1. Legal Proceedings . . . . . . . . . . . . . .  28

Item 6. Exhibits and Reports on Form 8-K. . . . . . .  29

FORM 10-Q
                                              PART I
Item 1.

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

                           (amounts in thousands, except per share data)

                                            Thirteen       Thirteen      Thirty-Nine    Thirty-Nine
                                           Weeks Ended    Weeks Ended    Weeks Ended    Weeks Ended
                                          Oct. 2, 1994   Oct. 3, 1993   Oct. 2, 1994    Oct. 3, 1993
                                           (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)

Net Sales                               $      203,475 $      192,644 $      601,056 $       590,194

Operating Costs and Expenses:
  Cost of sales                                163,951        147,700        477,161         452,533
  Selling and administrative                    18,932         17,954         57,212          55,155
  Depreciation                                   5,802          5,321         17,405          15,879

                                               188,685        170,975        551,778         523,567

Income from Operations                          14,790         21,669         49,278          66,627

Other Income (Expense):
  Interest income                                  279            163            416             398
  Interest Expense                              (1,779)        (1,742)        (5,868)         (5,210)
  Other income                                       -              -            321               -

                                                (1,500)        (1,579)        (5,131)         (4,812)

Income from Continuing Operations before
  Income Taxes                                  13,290         20,090         44,147          61,815

Income Taxes                                     4,731          8,281         15,716          23,719

Income from Continuing Operations                8,559         11,809         28,431          38,096

Gain on Disposal - Discontinued Operations -
  (Net of income tax  of $276)                       -              -            439               -

Income before Cumulative Effect of
  Accounting Change                              8,559         11,809         28,870          38,096

Cumulative Effect of Accounting Change for
  Postemployment Benefits - (Net of
  income tax benefit of $772)                        -              -         (1,228)              -

Net Income                              $        8,559 $       11,809 $       27,642 $        38,096

Income Available to Common Shareholders:
  Income from Continuing Operations     $        7,887 $       11,137 $       26,415 $        35,973
  Income before Cumulative Effect of
    Accounting Change                   $        7,887 $       11,137 $       26,854 $        35,973
  Cumulative Effect of Accounting Change             -              -         (1,228)              -
  Net Income                            $        7,887 $       11,137 $       25,626 $        35,973

Earnings Per Share - Fully Diluted:
  Income from Continuing Operations     $          .28 $          .40 $          .95 $          1.29
  Income before Cumulative Effect of
    Accounting Change                   $          .28 $          .40 $          .96 $          1.29
  Cumulative Effect of Accounting Change             -              -           (.04)              -
  Net Income                            $          .28 $          .40 $          .92 $          1.29

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                 27,853         27,889         27,859          27,924

See Notes to Consolidated Financial Statements.

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)

                                                         October 2,   October 3,   January 2,
            ASSETS                                          1994         1993         1994
                                                         (Unaudited)  (Unaudited)    (Note)
   Current Assets:
      Cash                                             $     2,850  $     3,226  $       503

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000;
        $3,988; $3,000                                      64,205       47,302       44,175

      Inventories:
        Greige and finished goods                           83,813       83,949       84,923
        Work in process                                     17,226       16,714       15,968
        Raw materials                                       19,802       14,241       20,612
        Supplies and other                                  28,485       29,710       30,621

                                                           149,326      144,614      152,124

      Other current assets                                   4,834        3,762        5,542

          Total Current Assets                             221,215      198,904      202,344

   Investments in Unconsolidated Affiliates                 27,489       25,201       26,420

   Other Assets                                              4,454        2,599        3,171



   Property, Plant and Equipment:
      Land                                                  20,411       21,097       20,758
      Buildings                                             72,697       69,834       71,942
      Machinery and equipment                              257,749      236,071      239,846
      Other                                                 27,172       22,886       25,799

                                                           378,029      349,888      358,345

        Less accumulated depreciation                      173,112      153,402      158,669

            Property, Plant and Equipment-Net              204,917      196,486      199,676




                                                       $   458,075  $   423,190  $   431,611

   Note:  The balance sheet at January 2, 1994 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)

                                                           October 2,   October 3,   January 2,
              LIABILITIES AND STOCKHOLDERS' EQUITY            1994         1993        1994
                                                           (Unaudited)  (Unaudited)   (Note)
Current Liabilities:
   Notes payable                                         $    11,400  $     5,296  $    5,099
   Current maturities of long-term debt                          256        1,201         767
   Accounts payable - trade                                   31,243       35,599      26,746
   Sundry accounts payable and accrued expenses               34,789       39,253      44,231
   Income taxes payable                                          942        2,384           -
   Deferred income taxes                                      27,952       26,298      27,295

      Total Current Liabilities                              106,582      110,031     104,138

Long-Term Debt                                                75,744       77,176      77,172

Deferred Items:
   Deferred income taxes                                      36,249       34,933      36,652
   Other deferred items                                        6,095        2,541       3,615

                                                              42,344       37,474      40,267



Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 383,948
    shares; 1993, 465,077 shares - Employee Stock
    Ownership Plan                                            38,395       46,508      46,508
  Class A Preferred Stock held in escrow(1993, 81,125 shares)     -       (8,113)     (8,113)
  Class B Preferred Stock-no par value; authorized
    5,000,000 shares                                               -            -           -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,749,221 shares;
    1993, 27,706,816 shares and 27,744,783 shares              2,775        2,771       2,774
  Capital in excess of par                                    75,361       75,359      75,397
  Retained earnings                                          118,467       81,984      93,468
  Currency translation adjustment                             (1,593)           -           -

              Total Stockholders' Equity                     233,405      198,509     210,034



                                                         $   458,075  $   423,190  $  431,611

Note:  The balance sheet at January 2, 1994 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

FORM 10-Q

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 THIRTY-NINE WEEKS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                          (amounts in thousands, except share data)
                                         (Unaudited)

                                                Class A Preferred          Class A Preferred                 Nonvoting
                                                      Stock                  Stock - Escrow                 Common Stock
                                               Shares        Amount       Shares        Amount          Shares         Amount

Balance, January 2, 1994                      465,077 $      46,508      (81,125)$       (8,113)             - $            -
Net income                                          -             -            -              -              -              -
Currency translation adjustment (net of
  income tax benefit of $1,002)                     -             -            -              -              -              -
Class A Preferred Stock
  - Employee Stock Ownership Plan:
  Cash dividends paid                               -             -            -              -              -              -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)          5,679           567       (5,679)          (567)             -              -
  Shares received from Employee Stock
    Ownership Plan Trustee -
    Cone Mills escrow account                 (86,804)       (8,680)      86,804          8,680              -              -
  Shares redeemed                                  (4)            -            -              -              -              -
Common Stock
  Options exercised                                 -             -            -              -              -              -
  Purchase of common shares                         -             -            -              -              -              -

Balance, October 2, 1994                      383,948 $      38,395   0          $ 0                         - $            -


                                                Class A Preferred           Class A Preferred                Nonvoting
                                                       Stock                  Stock - Escrow                Common Stock
                                               Shares        Amount       Shares        Amount          Shares         Amount

Balance, January 3, 1993                      459,282 $      45,928      (75,330)$       (7,533)     1,231,327 $          123
Net income                                          -             -            -              -              -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                               -             -            -              -              -              -
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)          5,795           580       (5,795)          (580)             -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                            -             -            -              -     (1,231,327)          (123)
Common Stock:
  Options exercised                                 -             -            -              -              -              -
  Purchase of common shares                         -             -            -              -              -              -

Balance, October 3, 1993                      465,077 $      46,508      (81,125)$       (8,113)             0 $            0

See Notes to Consolidated Financial Statements.

FORM 10-Q

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 THIRTY-NINE WEEKS ENDED OCTOBER 2, 1994 AND OCTOBER 3, 1993
                          (amounts in thousands, except share data)
                                         (Unaudited)

                                                                                    Capital in                     Currency
                                                               Common Stock           Excess        Retained      Translation
                                                            Shares       Amount       of Par        Earnings      Adjustment

Balance, January 2, 1994                                 27,744,783 $      2,774 $       75,397 $       93,468 $            -
Net income                                                        -            -              -         27,642              -
Currency translation adjustment (net of
  income tax benefit of $1,002)                                     -            -              -              -         (1,593)
Class A Preferred Stock
  - Employee Stock Ownership Plan:
  Cash dividends paid                                             -            -              -         (2,643)             -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                            -            -              -              -              -
  Shares received from Employee Stock
    Ownership Plan Trustee -
    Cone Mills escrow account                                     -            -              -              -              -
  Shares redeemed                                                 -            -              -              -              -
Common Stock                                                      -            -              -              -              -
  Options exercised                                          13,000            1             72              -              -
  Purchase of common shares                                  (8,562)           -           (108)             -              -

Balance, October 2, 1994                                 27,749,221 $      2,775 $       75,361 $      118,467 $       (1,593)



                                                                                    Capital in                     Currency
                                                               Common Stock           Excess        Retained      Translation
                                                            Shares       Amount       of Par        Earnings      Adjustment

Balance, January 3, 1993                                 26,435,888 $      2,644 $       75,227 $       46,962 $            -
Net income                                                        -            -              -         38,096              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                             -            -              -         (3,074)             -
  Shares issued (8.0% dividend on shares
    held in Cone Mills escrow account)                            -            -              -              -              -
Nonvoting Common Stock - converted
  to Voting Common Stock                                  1,231,327          123              -              -              -
Common Stock:
  Options exercised                                          47,400            5            254              -              -
  Purchase of common shares                                  (7,799)          (1)          (122)             -              -

Balance, October 3, 1993                                 27,706,816 $      2,771 $       75,359 $       81,984 $            -

See Notes to Consolidated Financial Statements.
                                                        Page 6a

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (amounts in thousands)
                                                                   Thirty-Nine     Thirty-Nine
                                                                   Weeks Ended     Weeks Ended
                                                                  Oct. 2, 1994    Oct. 3, 1993
                                                                   (Unaudited)     (Unaudited)

Cash Flows Provided By Operating Activities                     $       23,752  $       50,421

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                              (2,882)        (25,201)
  Proceeds from sale of property, plant and equipment                    2,298           3,832
  Capital expenditures                                                 (22,505)        (29,693)

    Net cash used in investing activities                              (23,089)        (51,062)

Cash Flows from Financing Activities:
  Net borrowings (payments)  -  short-term loans                         6,301          (1,357)
  Principal payments - long-term debt                                  (47,517)        (61,869)
  Proceeds from long-term debt borrowings                               45,578          62,746
  Dividends paid - Class A Preferred                                    (2,643)         (3,074)
  Other                                                                    (35)            136

    Net cash provided by (used in) financing activities                  1,684          (3,418)

    Net increase (decrease) in cash                                      2,347          (4,059)

Cash at Beginning of Period                                                503           7,285

Cash at End of Period                                           $        2,850  $        3,226




Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                         $        7,631  $        6,828
  Income taxes, net of refunds                                  $       13,573  $       17,001

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid to ESOP trustee for Cone escrow account   $          567  $          580
  Class A Preferred Stock issued                                $          567  $          580
  Class A Preferred Stock received from ESOP trustee            $        8,680  $            -
  Class A Preferred Stock escrow account closed                 $        8,680  $            -

  Common Stock issued                                           $            -  $          123
  Nonvoting Common Stock converted                              $            -  $          123


See Notes to Consolidated Financial Statements.

FORM 10-Q

          CONE MILLS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      October 2, 1994




Note 1.    Basis of Financial Statement Preparation

        The Cone Mills Corporation (the "Company") condensed consolidated financial statements for October 2, 1994 and October 3, 1993 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at October 2, 1994, January 2, 1994 and October 3, 1993 and the related consolidated statements of income for the respective thirteen and thirty-nine weeks ended October 2, 1994 and October 3, 1993, and stockholders' equity and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

        These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1993.

        Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at October 2, 1994 and October 3, 1993 and related consolidated statements of income for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Sale of Accounts Receivable

        On August 11, 1992, the Company entered into an agreement extendable to August 1995, with the subsidiary of a major financial institution, which allowed the sale without recourse of up to $40 million of an undivided interest in eligible trade receivables. This agreement was amended on June 30, 1994 to allow the sale of up to $50 million in eligible trade receivables. Accounts receivable is shown net of $45 million sold at October 2, 1994, net of $40 million sold at October 3, 1993, and net of $35 million sold at January 2, 1994 under this agreement. Cash flows provided by operating activities for the thirty-nine weeks ended October 2, 1994 and October 3, 1993 include the sale of accounts receivable of $10 million and $16 million, respectively.

Note 3. Long-Term Debt
        (amounts in thousands)

                                         October 2, 1994
                                           Current
                                  Total   Maturity   Long-Term

8% Senior Note                   $75,000   $     -   $ 75,000
Industrial Revenue Bonds             813       224        589
Other                                187        32        155

                                 $76,000   $   256   $ 75,744


(amounts in thousands)                   October 3, 1993
                                           Current
                                  Total   Maturity   Long-Term

8% Senior Note                   $75,000   $     -   $ 75,000
Industrial Revenue Bonds           1,414       685        729
Other                              1,963       516      1,447

                                 $78,377   $ 1,201   $ 77,176

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.     Class A Preferred Stock

   The dividend rate for Class A Preferred Stock is 7.00%, which is payable March 31, 1995.

   On July 29, 1994, the Trustee of the Employee Stock Ownership Plan, as Escrow Agent, released and returned to the Company 86,804 shares of its Class A Preferred Stock (see Note 7). The Escrow Agreement which controlled these shares has now been terminated, and these Class A Preferred shares are no longer outstanding.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.     Stock Option Plans

1984 Stock Option Plan:
Option price per share   $ 5.25      $ 6.50
Outstanding at 1/3/93    190,200     111,800
Canceled                  (3,000)          -
Exercised                (39,400)     (8,000)
Outstanding at 10/3/93   147,800     103,800
Exercised                (52,600)          -
Outstanding at 1/2/94     95,200     103,800
Exercised                 (9,000)     (4,000)
Outstanding at 10/2/94    86,200      99,800

1992 Stock Option Plan:
Option price per share                         $15.625
Granted 2/18/93                                500,000
Outstanding 1/2/94                             500,000
Canceled                                        (8,000)
Outstanding at 10/2/94                         492,000

1994 Stock Option Plan:
Option price per share                                 $12.875
Granted 5/17/94                                          6,000
Outstanding at 10/2/94                                   6,000

Options exercisable
  at 10/2/94              86,200      45,900   196,800   6,000

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

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Earnings Per Share
        (amounts in thousands, except per share data)

                              Thirteen         Thirteen
                             Weeks Ended      Weeks Ended
                           October 2, 1994  October 3, 1993
                             Primary and      Primary and
                            Fully Diluted    Fully Diluted

Net income                       $  8,559          $11,809
  Less:  Class A Preferred
         dividends                   (672)          (  672)

Adjusted net income              $  7,887          $11,137

Weighted average common
  shares outstanding               27,749           27,696

Common share equivalents
  from:
  Assumed exercise of
    outstanding options,
   less shares assumed
    repurchased                       104              193

Weighted average common
  shares and common share
  equivalents outstanding          27,853           27,889

Earnings per common
  share and common share
  equivalent                     $    .28          $   .40

FORM 10-Q
Item 1.   (continued)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Earnings Per Share (continued)
         (amounts in thousands, except per share data)

                              Thirty-Nine      Thirty-Nine
                              Weeks Ended      Weeks Ended
                           October 2, 1994  October 3, 1993
                             Primary and      Primary and
                            Fully Diluted    Fully Diluted
Income from continuing
  operations                     $ 28,431          $38,096
  Less:  Class A Preferred
         dividends                 (2,016)          (2,123)
Adjusted income from
  continuing operations            26,415           35,973
Gain on disposal-
  discontinued operations             439                -
Adjusted income before cumulative
  effect of accounting change      26,854           35,973
Cumulative effect of
  accounting change                (1,228)               -

Adjusted net income              $ 25,626          $35,973

Weighted average common
  shares outstanding               27,748           27,682

Common share equivalents from:
  Assumed exercise of outstanding
    options, less shares assumed
    repurchased                       111              242

Weighted average common shares
  and common share equivalents
  outstanding                      27,859           27,924

Earnings per common share and
  common share equivalent:
  Income from continuing
    operations                   $    .95          $  1.29
  Income before cumulative effect
    of accounting change         $    .96          $  1.29
  Cumulative effect of
    accounting change                (.04)               -
Net income                       $    .92          $  1.29

Primary and fully diluted earnings per share have been computed by dividing the net earnings available to common shareholders by the sum of the weighted average common shares and common share equivalents outstanding.

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

   On March 20, 1992, the United States District Court in Greenville, South Carolina, entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and certain of its executive officers therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which was to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   On March 20, 1992, the Company and the individual defendants appealed the District Court's judgment against them to the United States Court of Appeals for the Fourth Circuit. On April 2, 1992, the Plaintiffs appealed the District Court's judgment to the Court of Appeals insofar as it dismissed certain of their claims. To secure the judgment on appeal the Company had deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. To record these escrow transactions, the Company increased outstanding Class A Preferred Stock by $8.7 million. The increase in outstanding Class A Preferred Stock was offset by a contra stockholders' equity account labeled "Class A Preferred Stock held in escrow." These escrow account transactions did not have an effect upon net income or stockholders' equity of the Company.

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

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 10.  Acquisition

   On October 17, 1994, the Company announced it had signed a letter of intent to purchase the assets of the Raytex Division of Golding Industries, Inc. Raytex is one of the largest domestic commission printers of wide fabrics for home furnishing products. Cone expects to pay approximately $58 million and to assume certain obligations for the assets of Raytex. The proposed acquisition is subject to certain regulatory approvals and approval by the respective Boards of Directors. The proposed acquisition is expected to be completed during the fourth quarter of 1994.

FORM 10-Q

Item 2.

                  MANAGEMENTS' DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

OPERATING RESULTS

Third Quarter Ended October 2, 1994 Compared with Third
Quarter Ended October 3, 1993.

Beginning in the fourth quarter of 1993 and extending through the first half of 1994, Cone Mills experienced no growth in sales because of denim inventory adjustments throughout the softgoods pipeline and sluggish demand for home furnishings prints. As these denim inventories returned to a better balance between supply and demand, sales growth for the company resumed during the third quarter. However, operating results continue to compare unfavorably with 1993 amounts primarily because of the inability to raise prices of apparel fabrics sufficiently to cover significantly higher raw material costs.

Third quarter 1994 sales were $203.5 million up 5.6% as compared with third quarter 1993 sales of $192.6 million. For the quarter the company had net income of $8.6 million or $.28 per share of common stock after preferred dividends as compared with net income of $11.8 million and $.40 per share for the third quarter of 1993.

The company's net income of $8.6 million declined by $3.2 million from the previous year. The decline was caused primarily by lower gross profits in the apparel fabrics segment. The company's gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 16.6% compared with 20.6% for the third quarter of 1993. The decline resulted primarily from the inability to increase denim prices to cover rising cotton costs, and, to a lesser extent, a general wage increase in July of approximately 4% for hourly employees and higher depreciation expense.

FORM 10-Q

The company operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the third quarters of 1994 and 1993:

                                  Third Quarter
                            1994               1993

NET SALES
   Apparel             $152.6   75.0%     $146.9   76.3%
   Home Furnishings      50.9   25.0        45.7   23.7
     Total             $203.5  100.0%     $192.6  100.0%

OPERATING INCOME (1)(2)
   Apparel             $ 11.1    7.3%     $ 18.1   12.3%
   Home Furnishings       4.8    9.4         4.1    8.9

(1) Percentages reflect operating income as a percentage of segment net sales.
(2)  Excludes general corporate expenses.

   Apparel Fabrics. Sales of apparel fabrics were $152.6 million, up 3.8% as compared with year-ago levels. The overall increase in segment sales resulted primarily from higher volume. Prices, adjusted for mix changes, were approximately even with year-ago levels. The mix for the most recent quarter was less favorable than last year with respect to both average prices and margins.

   Apparel segment profit margins declined to 7.3%, compared with 12.3% for the third quarter of 1993 because of lower denim earnings as previously discussed. (See analysis of gross profits above.) Specialty sportswear earnings increased as compared with year-ago levels, the result of improved operating results for shirtings and novelty fabrics.

   For the third quarter of 1994, export sales for the apparel segment, primarily denims, were $33.9 million up 8.9% from the third quarter of 1993.

FORM 10-Q

   Home Furnishings. Sales of home furnishings were $50.9 million, up 11.4% as compared with year-ago levels as all product lines showed sales growth. Sales of the decorative fabrics product group improved despite the continued softness in print fashion demand. Sales of polyurethane foam and related products by the Olympic Products division were higher than previous year levels as the division benefited from stronger sales for automotive applications.

   Home furnishings segment earnings as a percent of sales increased to 9.4% for the third quarter of 1994 as compared with 8.9% for the third quarter of 1993. Export sales of home furnishings products, primarily John Wolf fabrics, were $1.2 million for the third quarter of 1994 as compared with $1.6 million for the 1993 period. Export sales in 1994 continue to be impacted by weak economic conditions in European markets.

Total company selling and administrative expenses increased from $18.0 million for the third quarter of 1993 to $18.9 million for the 1994 period. However, in each period selling and administrative expenses represented 9.3% of sales.

Income taxes as a percent of taxable income were 35.6% in the third quarter of 1994 compared with 41.2% for the 1993 period.
The higher tax rate in 1993 reflected the retroactive federal income tax increase adopted by Congress in August 1993.


Nine Months Ended October 2, 1994 Compared with Nine Months
Ended October 3, 1993.

Net sales for the first nine months of 1994 were $601.1 million, up 1.8% from nine months 1993 sales of $590.2. Income of $.96 per share, before the cumulative effect of adoption of SFAS No. 112, was down from the first nine months of 1993 results of $1.29 per share. Included in the 1994 results was a net gain of $.4 million, or $.01 per share, arising from the final disposal of assets of the company's discontinued operations. During the first quarter of 1994, the company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an after-tax, non-cash charge of $1.2 million, or $.04 per share, and reduced net income to $.92 per share, for the first nine months of 1994. Net income for the first nine months of 1994 was $27.6 million as compared with $38.1 million for the 1993 period.

FORM 10-Q

Gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was $17.7% as compared with 20.6% for the 1993 period. The decline resulted primarily from the inability to raise denim prices to cover higher cotton costs, higher unit production costs associated with operating denim facilities at less than capacity during the first six months of 1994, and a shift in mix toward lower margin specialty sportswear fabrics and polyurethane foam products.

Business segment information for the first nine months of 1994 and 1993 was as follows:

                                       Nine Months
                            1994               1993

NET SALES
   Apparel             $448.6   74.6%     $444.3   75.3%
   Home Furnishings     152.5   25.4       145.9   24.7
     Total             $601.1  100.0%     $590.2  100.0%

OPERATING INCOME (1)(2)
   Apparel             $ 37.2    8.3%     $ 53.6   12.1%
   Home Furnishings      14.8    9.7        14.8   10.2

(1) Percentages reflect operating income as a percentage of segment net sales.
(2) Excludes general corporate expenses.

   Apparel Fabrics. Apparel fabrics net sales were $448.6 million for the first nine months of 1994, an increase of 1.0% from the first nine months of 1993. The higher sales were due to increases in sales volume. Overall, apparel fabric segment sales benefited from increases in the specialty sportswear group, primarily flannel shirtings, partially offset by a slight decrease in denim sales. Average prices adjusted for product mix changes were essentially unchanged. Export sales for the first nine months of 1994 were up slightly to $99.4 million.

   Operating margins in the first nine months of 1994 for the apparel fabrics segment were 8.3% of net sales compared with 12.1% for the 1993 period. Margins were lower in 1994 because of a decline in denim earnings as discussed above. (See analysis of gross profits above.)

FORM 10-Q

   Home Furnishings. First nine months 1994 net sales of $152.5 million for the home furnishings segment were up 4.5% as compared with year-ago results. Operating income for both the 1994 and 1993 period was $14.8 million. Sales and operating profits for the fabrics product group were down in 1994 as the company continued to experience weak decorative print fabric markets. Olympic's polyurethane product sales and operating profits were up in the 1994 period as the division experienced stronger sales in automotive markets.

   Export sales of home furnishings products were $4.3 million in the first nine months of 1994 as compared with $5.2 million in 1993. Export sales have been impacted by poor economic conditions in European markets.

Total company selling and administrative expenses were $57.2 million or 9.5% of sales for the first mine months of 1994 as compared with $55.2 million or 9.3% of sales for the 1993 period. Expenses in 1994 were impacted by higher salary and benefit costs.

Interest expense for the first nine months of 1994 increased
$.7 million compared to the 1993 period, primarily the result of a $.4 million interest charge on the settlement of 1990 and 1991 income taxes by the Internal Revenue Service.

Income taxes as a percent of taxable income were 35.6% in the first nine months of 1994 compared with 38.4% for the 1993 period. The higher tax rate in 1993 reflected the federal income tax increase in August 1993. Both periods reflect tax benefits resulting from operation of the company's foreign sales corporation.

FORM 10-Q

Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan") and stockholders' equity.
Primary sources of liquidity are internally generated funds, a $60 million Credit Agreement with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. The Receivables Purchase Agreement was increased from $40 million in the second quarter of 1994. On October 2, 1994 the company had funds available of $65.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

During the first nine months of 1994, the company generated $23.8 million in funds from operating activities, including $45.0 million from net income adjusted for non-cash depreciation expenses, partially offset by increased working capital requirements, primarily increases in trade receivables and reductions of accounts payable and accrued expenses. Major uses of cash during this period included $22.5 million for capital expenditures, $2.6 million for preferred stock dividends and $2.9 million for investment in the Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings and the additional sale of accounts receivables to support working capital needs.

During the first nine months of 1993, the Company generated $50.4 million in funds from operating activities, including $54.0 million from net income adjusted for non-cash depreciation, partially offset by increased working capital requirements, primarily resulting from reductions of accounts payable and accrued expenses. Major uses of cash during this period included $29.7 million for capital expenditures and $3.1 million for preferred stock dividends. Cone Mills purchased 20% of Compania Industrial de Parras S.A., (CIPSA), the largest denim manufacturer in Mexico, for approximately $24 million, and was in the beginning stages of building a joint venture denim plant with CIPSA. The investment in the joint venture was approximately $2 million for the first nine months of 1993. Funding for those cash uses came primarily from operating cash flow, cash available at the beginning of the period, and the Receivables Purchase Agreement.

FORM 10-Q

On October 2, 1994 the company's long-term capital structure consisted of $75.7 million of long-term debt and $233.4 million of stockholders' equity. For comparison, on October 3, 1993 the company had $77.2 million of long-term debt and $198.5 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percent of long-term debt and stockholders' equity was 25% on October 2, 1994, compared with 28% on October 3, 1993. The company believes it has significant unused debt capacity as it considers the target leverage for Cone Mills to be approximately 35 - 40% long-term debt as a percent of total capital. (See Financial Outlook and Strategy.)


Accounts receivables on October 2, 1994, were $64.2 million, up from $47.3 million at October 3, 1993. At the end of the 1994 period, the company had sold $45 million of accounts receivable, an increase of $5 million from the amount sold at October 3, 1993. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 50 days of sales outstanding at October 2, 1994 compared with 43 days at October 3, 1993, as fewer payments were made in advance of due date.

Inventories on October 2, 1994, were $149.3 million, up $4.7 million from October 2, 1993 levels of $144.6 million, primarily from increased inventories of raw materials.

Capital spending in 1994 is expected to be $37.5 million and includes expansion and upgrading of yarn preparation facilities, new weaving machines, and a new fiber production line at Olympic Products. In addition, the company expects its total investment in the Mexican joint venture denim company will reach approximately $25 million, with an estimated 80% of that amount being invested in 1995. Capital spending in the first nine months of 1994 was $22.5 million and the investment in the Mexican joint venture was $2.9 million.

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

FORM 10-Q

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

FORM 10-Q

To secure the judgement on appeal from the District Court to the Court of Appeals, the company had deposited in escrow with the trustee of the 1983 ESOP an $8 million letter of credit and 75,330 shares of Class A Preferred Stock valued at $7.5 million which subsequently earned dividends of an additional 11,474 shares valued at $1.2 million. The letter of credit was substituted for an $8 million cash deposit made in April 1992. To record this escrow transaction, the company increased outstanding Class A Preferred Stock by $8.7 million and established an offsetting contra stockholders' equity account.

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

Financial Outlook and Strategy

In 1992 and 1993, Cone Mills benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While first half 1994 sales did not grow due to short-term denim inventory adjustments in the softgoods pipeline, the company believes that demographic trends and other market developments continue to present favorable long-term opportunities for growth. Even though the first nine months operating earnings were lower than year-ago levels and while the company does not anticipate improvement in fourth quarter results, the company's sales are advancing, apparel fabric order backlogs are up and assuming cotton prices remain relatively stable, management expects to see earnings growth resume in 1995.

FORM 10-Q

The company has purchased cotton, its principal raw material, from suppliers at fixed prices for delivery throughout the remainder of the year and into 1995. Although these prices, which are similar to third quarter costs, compare favorably with those of the present spot market, the price of cotton has increased significantly since late 1993 and has caused a reduction in profit margins in 1994. While the company was unable to increase prices in its largest product lines during first half 1994, moderate price increases were effected for second half 1994. Efforts to restore margins will be affected by the strength of demand for the company's products, cotton and other raw material prices, and productivity improvement programs.

The company has set priorities for the use of cash flow and unused debt capacity. The first is international denim manufacturing and marketing opportunities and in 1993, the company purchased a 20% ownership in CIPSA, the largest denim manufacturer in Mexico, for approximately $24 million and signed agreements with CIPSA providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility. The partners plan to invest a total of approximately $50 million, with each partner providing 50% of this investment. Capital requirements for the joint venture will primarily occur in 1995. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA.

In order to meet the company's goal of $1 billion in sales and commensurate growth in earnings by 1996, Cone Mills' second priority for cash flow and unused debt capacity is acquisitions. On October 17, 1994 the company announced it had reached an agreement in principle to acquire the assets of Golding Industries, Inc., Raytex Division. Golding/Raytex is one of the largest domestic commission printers of wide fabrics used primarily in home furnishing products, including comforters and bedspreads. Cone expects to pay approximately $58 million and to assume certain obligations for the Golding/Raytex assets. Management expects the acquisition to increase annual company sales by approximately 5%. The proposed acquisition is subject to certain conditions, including completion of Cone's due diligence, certain regulatory approvals, negotiation of a definitive agreement, and final approval of the respective Boards of Directors of Cone and Golding.

FORM 10-Q

The company continues to actively seek other possible acquisitions to which it believes it can add value through application of its manufacturing and marketing expertise. There can be no assurance that any actual transaction will ultimately result, but the consummation of any such transaction could involve a significant financial commitment.

Other potential uses of cash include common stock repurchases, the reduction of preferred stock, or cash dividends depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of Cone Mills Corporation authorized the repurchase, from time to time, of up to 2.5 million shares of the company's outstanding common stock in open market transactions. As of November 1, 1994, 6,800 shares have been repurchased in open market transactions and future repurchase decisions will be based on the company's expected capital structure, alternative investment opportunities, and the market price of the common stock.

The company believes that its internally generated operating funds and funds available under its credit facilities are sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future, including investments in the joint venture and the pending acquisition of Raytex. In conjunction with the Raytex acquisition, the company expects to increase its available lines of credit.

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

On March 20, 1992, the United States District Court in Greenville, South Carolina, entered a judgment finding that the Company had promised to contribute certain surplus funds (or their equivalent in Company stock) relating to the overfunding of the Company's pension plans to the 1983 ESOP by December 23, 1985, that such surplus amounted to $69 million, that the Company's actual contribution totaled approximately $55 million, and that the Company and certain of its executive officers therefore had breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 ("ERISA") to certain participants in the 1983 ESOP. The District Court ordered the Company to pay to the 1983 ESOP for the benefit of plan participants, both salaried and hourly, the sum of $14.2 million in cash or the equivalent in Company stock. In addition, the District Court awarded $3.5 million in attorneys' fees to the Plaintiffs, $2.2 million of which was to be paid from the sum awarded to the 1983 ESOP. Judgment was entered in favor of the defendants on all remaining claims except for claims relating to the ESOP contribution.

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



                                  CONE MILLS CORPORATION
                                     (Registrant)





Date  November 15, 1994           JOHN L. BAKANE
                                  John L. Bakane
                                  Vice President and
                                  Chief Financial Officer

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

 27        Financial Data Schedule                     33





* Incorporated by reference to the statement or report indicated.