Form 10-K
CONE MILLS CORP
filed 1995-03-31
CIK 23304

Page 1

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-K

(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended January 1, 1995

                                   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from              to

Commission File Number  1-3634

                        CONE MILLS CORPORATION
         (exact name of registrant as specified in its charter)

   North Carolina                                   56-0367025
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

1201 Maple Street, Greensboro, N. C.                27405
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  910-379-6220

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 1995: $ 292,560,564.

Number of shares of common stock outstanding as of March 1, 1995:
27,380,409 shares.

Documents incorporated by reference: Proxy Statement for Annual Meeting to be held May 9, 1995. Part III, Items 10, 11, 12 and 13.

Index to Exhibits - pages 82-88

FORM 10-K                                                Page 2

                                 PART I

Item 1.  Business

                               THE COMPANY

Overview

Founded in 1891, Cone Mills Corporation (the "Company" or "Cone") is a leading textile manufacturer with net sales in 1994 of $806.2 million. The Company conducts business in two segments, apparel fabrics and home furnishings products, representing 74% and 26% of 1994 net sales, respectively, and operates 13 modern manufacturing facilities located in North Carolina, South Carolina and Mississippi. Cone is the largest producer of denim fabrics in the world, the largest domestic producer of yarn-dyed and chamois flannel shirtings and the largest domestic commission printer of home furnishings fabrics. Sales and marketing activities are conducted through a worldwide distribution network. With export sales of $141.7 million in 1994, the Company is the largest domestic exporter of denim fabrics and is a major exporter of printed home furnishings fabrics.

The Company is recognized internationally as a primary source of high-quality fabrics for use in the production of upper-end, branded casual apparel. The Company is a leader in denim styling and development, with denims accounting for approximately 70% of apparel fabrics sales. Cone believes that it has the largest and most versatile denim manufacturing capacity in the world and that it produces a broader range of fashion denims than any of its competitors. In 1994, Cone sold over 500 different styles of denim. The Company's denim products are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. The Company is the largest supplier to Levi Strauss and is the sole supplier of denim for Levi 501R jeans. Other customers include V.F. Corporation (Wrangler and Lee), OshKosh, H.I.S. (Chic), Calvin Klein, Rocky Mountain Jeans, The Gap, Super Rifle, Ralph Lauren
(Polo) and Donna Karan (DKNY).

The Company has utilized its manufacturing versatility and styling capabilities to position itself as a leader in other selected specialty apparel fabric niches. These include yarn-dyed and chamois flannel shirtings, specialty-dyed and printed fabrics and high-quality, polyester/rayon sportswear fabrics. Customers for these specialty apparel fabrics include M. Fine, OskKosh, Woodrich and L.L. Bean.

FORM 10-K                                                Page 3

The Company services the home furnishings markets through three divisions: Cone Finishing, Cone Decorative Fabrics and Olympic Products. Cone Finishing consists of the Company's Carlisle and Raytex plants and provides custom printing services to leading home furnishings stylists and distributors. Cone Decorative Fabrics is one of the country's leading designers and marketers of printed and solid woven fabrics for use in upholstery, draperies and bedspreads. Olympic Products is a diversified producer of polyurethane foam and related products used in upholstered furniture, mattresses, quilted bedspreads, carpet padding and automotive markets. The Company's home furnishings customers include the Waverly Division of F. Schumacher & Co., P. Kaufmann, Collins & Aikman, Bench Craft, Drexel Heritage and Henredon. The home furnishings segment also includes Cornwallis Development Co., a wholly owned subsidiary that is systematically developing previously acquired real estate not required for manufacturing operations.

Cone's business strategy is to focus on products and services that generate attractive margins and in which it believes it is an efficient international competitor. By utilizing its styling and development expertise and management depth and experience, in combination with its versatile manufacturing facilities and technical capabilities, the Company competes effectively in worldwide markets. The Company has deemphasized labor-intensive commodity businesses and in the first quarter of 1994 concluded an initiative to discontinue its corduroy and other bottomweight continuous piece-dyed fabrics product line, the estimated costs of which were fully provided for in its 1991 financial statements.

The Company seeks growth of its core businesses through expansion into new markets and geographic areas, product differentiation and development, and investment in value-added technology. A primary goal of this strategy is to reduce the cyclical fluctuations inherent in its existing businesses through improved market and product balance. As a means of new market penetration and geographic expansion, Cone actively seeks acquisitions of and investments in businesses in which it believes it can add value through its manufacturing and marketing expertise. In 1993, the Company purchased a 20% ownership interest in Compania Industrial de Parras S.A. ("CIPSA"), the largest denim manufacturer in Mexico, for approximately $24 million and entered into a joint venture with CIPSA to build and operate a modern denim manufacturing facility in Mexico. The joint venture partners will invest approximately $50 million of equity in the venture, with each partner providing one-half of the investment, and expect that the new facility will begin operation in 1995. In addition,

FORM 10-K                                                   Page 4
the joint venture has been financed with approximately $63 million of debt financing which is not guaranteed by either partner. While the Company's domestic denim operations focus on high-quality fabrics for use in upper-end, branded apparel, the joint venture will produce high quality basic denims at costs that the Company believes will be competitive with manufacturers anywhere in the world.

Because Cone has committed extensive denim manufacturing expertise to its joint venture with CIPSA, its current acquisition focus is in the home furnishings segment of its business. To this end, on December 2, 1994, the Company purchased substantially all of the assets of Golding Industries, Inc., consisting primarily of its Raytex commission printing facility located in South Carolina, for a purchase price of $57.6 million in cash and the assumption of $6.0 million of liabilities. Raytex primarily prints wide fabrics used in home furnishings, including comforters and bedspreads. The Company believes that this facility, which prints for many of the same customers as Cone's existing narrow fabric print operations at its Carlisle facility, will allow it to realize increased marketing, operating and administrative efficiencies. In early 1995, Cone also acquired substantially all of the assets of Greeff Fabrics, Inc., a small but well known designer and distributor of high-end decorative fabrics to interior designers and specialty retailers in the U.S. and the United Kingdom.

In addition to its acquisition strategy, the Company has invested heavily in machinery and equipment to improve productivity and product quality, expand its product lines and increase customer satisfaction. Capital expenditures for the last five years have totaled approximately $140 million. The Company expects to spend approximately $62 million in 1995 for capital projects, including approximately $15 million for a new jacquard fabric plant which will further diversify its core product groups in the home furnishings segment of its business.

The Company, a North Carolina corporation, maintains its principal executive offices at 1201 Maple Street, Greensboro, North Carolina 27405, and its telephone number is (910) 379-6220. Unless otherwise stated, references to "Cone" or the "Company" include Cone Mills Corporation and its subsidiaries.

FORM 10-K                                                              Page 5

Item 1.
(continued)

    Business Segments
    The following table sets forth certain net sales and operating income information for each of the
    Company's two business segments as well as net sales of the principal product groups included therein, for fiscal years 1990 through 1994.


                                                        Fiscal Year (1)(2)
                            1994             1993             1992             1991             1990
NET SALES                                             (dollars in millions)
Apparel
  Denim                $423.5   52.5 %  $421.8   54.9 %  $402.4   57.0 %  $356.6   56.3 %  $317.4   53.4 %
  Specialty Sportswear  177.0   22.0     154.0   20.0     117.6   16.7     101.4   16.1     104.0   17.4
    Total               600.5   74.5     575.8   74.9     520.0   73.7     458.0   72.4     421.4   70.8


Home Furnishings
  Fabrics                93.7   11.6      94.4   12.3      93.0   13.2      83.7   13.2      80.4   13.5
  Foam Products          93.9   11.6      84.6   11.0      84.1   11.9      83.9   13.3      85.4   14.4
  Real Estate and other  18.1    2.3      14.4    1.8       8.3    1.2       7.4    1.1       7.6    1.3
    Total               205.7   25.5     193.4   25.1     185.4   26.3     175.0   27.6     173.4   29.2

Total net sales        $806.2  100.0 %  $769.2  100.0 %  $705.4  100.0 %  $633.0  100.0 %  $594.8  100.0 %

OPERATING INCOME (3)
  Apparel               $47.5    7.9 %   $68.8   12.0 %   $67.4   13.0 %   $20.4    4.5 %   $25.5    6.1 %
  Home Furnishings       19.0    9.2      19.5   10.1      16.3    8.8      19.2   10.9      19.1   11.0

(1)  Results from continuing operations.  See Note 21 of Notes to Consolidated Financial Statements.

(2)  Fiscal 1992 contained 53 weeks.  The remainder of the years presented contained 52 weeks.

(3)  Operating income excludes restructuring, plant closing and general corporate expenses.
     Percentages reflect operating income as a percentage of segment net sales.

FORM 10-K                                                   Page 6

Market Developments

Casual wear, including jeans, knit shirts, flannel shirts and similar apparel, has been the fastest growing category within the apparel industry in recent years. The Company believes that this growth is the result of several factors, including
(i) the adoption of casual lifestyles by the "baby-boom" generation, born between 1946 and 1964, and their children,
(ii) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life cycle costs (elimination of alteration, dry cleaning and pressing costs), (iii) enhanced styling of casual garments and (iv) strong brands such as Levi, Wrangler and The Gap which continue to create fashion interest for consumers.

The Company's domestic apparel markets have been affected by changing demographics associated with the maturation of the baby-boom generation. As the baby-boom generation has matured, product trends have evolved away from commodity-type products to higher quality products with more diverse styling. As a result, denim apparel manufacturers desire better fabric quality and styling to meet consumer demand, as well as faster service to reduce the risk of changing fashion trends. The size of the 15-to 24-year-old age category, which accounts for the largest jeans consumption segment of the U.S. population, has become smaller in recent years; but this segment is expected to expand beginning in the mid-1990's when the children of baby boomers begin to reach these ages. Demand for denims is expected to increase as this segment of the U.S. population expands. By virtue of its styling expertise, manufacturing versatility and service capabilities, the Company believes that it has positioned itself to take advantage of the market opportunities presented by these demographic changes.

Internationally, consumption of denims has increased in industrialized countries, notwithstanding moderate population growth, as these countries continue to adopt U.S. casual fashion trends. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. The Company believes that these international market trends present opportunities for long-term growth through the Company's international distribution network. Apparel exports have increased sharply in recent years as 1994 apparel export sales were $135.9 million as compared with $124.9 million in 1993 and $105.2 million in 1992. In 1993, the Company entered into agreements with CIPSA, the largest denim manufacturer in Mexico, in order to expand both market and manufacturing presence into Latin America. See "Business - International Operations".

FORM 10-K                                                   Page 7

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

The Company is a leader in denim styling and development, and believes that it produces a broader range of fashion denim than any of its competitors. In 1994, Cone sold over 500 different styles of denim. The styling process involves the creation of a wide array of fabric colors, shades and patterns in a variety of both traditional and innovative weaves. After weaving, fabrics are processed further in finishing operations that produce different textures and other physical properties. During this process, the Company's product development specialists and stylists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "fashion-forward", "fashion-basic" and "basic".

FORM 10-K                                                 Page 8

Fashion-forward denims include innovative products and trendsetting styles for use primarily in garments sold through specialty stores and designer sections of department stores.
Cone's customers in this group include Ralph Lauren (Polo), Calvin Klein, The Gap, Donna Karan (DKNY), and "Pepe".

Cone's fashion-basic denims are stylish but have broader market appeal than fashion-forward products. The Company's largest customer in this category is Levi Strauss, whose 501 jeans are produced solely from the Company's proprietary fabrics. Other customers include Sun Apparel, Knight Industries and Stuffed Shirt.

Cone's basic denims, with mass market appeal, are used primarily in garments sold through retail chains, department stores and catalogs. Customers for this product include Wrangler and H.I.S. Although the Company's basic denims are designed for the upscale segment of these markets, the Company also produces basic heavyweight blue denim to service mass market needs of certain customers. While the Company's profit margins from basic heavyweight blue denim are less than those generally applicable to its other denim products, sales of this product constituted approximately 25% of total denim sales in 1994.

Specialty weight denims include a variety of weave constructions, stripes, colors and weights, and are used primarily in women's and children's wear. Although these fabrics constitute only a small portion of the denim market, they tend to establish market trends and generally command higher margins because of their use in higher fashion garments. Cone's customers in this group include OshKosh, The Gap, Ruff Hewn, Ralph Lauren (Polo), Donna Karan (DKNY) and Miller International.

Specialty Sportswear Fabrics. The Company is the largest domestic producer of yarn-dyed plaid flannel and solid shade chamois flannel shirting fabrics. The Company's manufacturing capability for producing fabrics with a soft texture is essential to its success in this product group. These fabrics are primarily manufactured for use in menswear sold through catalog stores and in lighter-weight apparel products for women's and children's wear. Distribution channels have expanded in recent years to include department stores and discounters. Customers for these fabrics include M. Fine, Woolrich, L.L. Bean and Oxford.

FORM 10-K                                                 Page 9

Cone also serves niche markets for piece dyed fabrics based on unique dying and finishing technologies such as the "splashdown" look. In addition, the Company produces polyester/rayon sportswear fabrics distributed primarily to the women's wear market.

Cone styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers, which are printed at the Company's Carlisle plant. The markets for these products are primarily fashion women's and children's wear, and Cone's customers for these fabrics include OshKosh, Oxford, Healthtex, Buster Brown and Little Levi.

Through its Carlisle plant, the Company also provides fabric printing services to converters of fashion apparel fabrics. These converters purchase unfinished fabrics from weaving mills, utilize outside sources to dye the fabrics and print their designs, and then market the finished fabrics to apparel manufacturers. Carlisle is well known for its quality, service and technical capabilities in screen printing.

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

Styles of the Company's denim and other fabrics vary in color, finish and fabrication, depending upon fashion trends and the needs of the specific customer. The Company's stylists monitor fashion trends by traveling throughout the United States, Europe and the Far East to attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. Together with the apparel marketing group, stylists work directly with Cone's customers to create fabrics that respond to rapidly changing fashion trends and customer needs.

The Company employs an apparel marketing and sales staff of more than 150 persons. Business management of apparel fabrics is organized into three operating divisions: denim, specialty sportswear and international. Each division contains its own marketing group. The Company believes that it has been able to achieve more effective customer service and improved efficiency through the integration of its styling, manufacturing, marketing and customer service functions. The Company's apparel fabrics marketing groups are headquartered

FORM 10-K                                                 Page 10
in Greensboro in proximity to apparel manufacturing facilities so that customer requirements can be translated more effectively into finished products. In order to provide a more direct working relationship with its customers, the Company also maintains sales offices located in New York, Los Angeles, San Francisco, and Dallas. In addition, the Company maintains a marketing support office in Brussels, Belgium.

The Company's marketing professionals, together with its stylists and product development personnel, work as early as one year in advance of a retail selling season to develop fabric styles, colors, constructions and finishes. There are three annual retail selling seasons: spring, fall (back-to-school) and Christmas holiday. The Company's sales for a particular selling season generally begin six months in advance of that season. The Company's sales force presents each season's line to customers in its showrooms as well as in its customers' offices.

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

Cone believes that it has the most versatile denim manufacturing capabilities in the world. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company has extensive flexibility in its yarn spinning operations, with open-end, ring and special stretch-yarn spinning equipment. The Company's denim weaving facilities, which include approximately 1,000 weaving machines, utilize all major cotton weaving technologies, including double-width projectile, air-jet and rapier machines. The Company's dyeing and finishing facilities include a wide range of technologies, with six indigo long-chain dyeing machines, package and beam dyeing, continuous overdye machinery, and raw cotton dyeing equipment. Specialty dyeing and printing processes for apparel fabrics are conducted at the Company's Carlisle plant, which is one of the largest textile printing facilities in the United States.

Cone is recognized internationally as a leader in quality.  In
1987, the Company instituted the Cone Mills Quality
Improvement Process, which is a process for continually improving overall quality and operating effectiveness. The

FORM 10-K                                                 Page 11

Company uses a number of methods to support this process, including classroom training of employees, statistical process quality controls, computer-aided product testing from raw fiber to finished fabric and computer-aided manufacturing control systems.

The Company also believes that it is a leader in customer service. The Company's manufacturing facilities are continually scheduled and coordinated to maximize versatility. Approximately 60% of Cone's denim volume is shipped under its just-in-time quality assurance and delivery program. Cone also is a member of the Textile Apparel Linkage Council and offers electronic data interchange (EDI) to its customers and suppliers.

Product and process development is supported by special manufacturing development groups, which have specialists located in each facility. These groups work with the Company's stylists and its customers' stylists to produce new products for the marketplace. The Company uses on-line computer aided design systems to increase styling effectiveness.

Raw Materials. The primary raw material for the Company's fabric manufacturing operations is cotton. Until 1991, U.S. cotton prices generally exceeded world price levels, which had created a competitive disadvantage for U.S. textile manufacturers. Because the Company's customers compete with foreign producers, the Company could not always pass through increased cotton costs to its customers. The Food, Agriculture, Conservation and Trade Act of 1990 and the regulations promulgated thereunder, which became effective in August 1991 and is scheduled to expire on July 31, 1996 unless extended, established trigger mechanisms to modify the prohibition on cotton imports that has been in effect since 1933 and to implement increased government supply targets. This legislation, including certain price equalization payments authorized under this Act, reduced the Company's effective cotton costs to world levels. While management believes that existing legislation and agricultural policies presently allow U.S. companies to acquire cotton at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. In late 1993

FORM 10-K                                                 Page 12
and continuing through 1994, cotton prices increased throughout the world. The Company believes that cotton prices are being affected by three major trends: (i) an increase in worldwide demand as major consuming countries have recovered from a cyclical recession, (ii) disappointing cotton crops in China, India and Pakistan resulting from poor weather, disease and insects and (iii) financial speculation in commodities markets which tend to exacerbate price movements. See "Item
7.  Management's Discussion and Analysis of Results of
Operations and Financial Condition."

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

Competition. The apparel textile business is highly competitive. No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. The domestic market for denim fabrics, on the other hand, is dominated by four domestic producers that comprise approximately 60 percent of the market. There are nine major denim manufacturers in the United States, of which Cone is the largest. Foreign competition in domestic markets is principally in the form of imported garments. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved. Increased competition in the form of imported apparel, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment.

The level of import protection in the U.S. for domestic producers of textiles is subject to both domestic political and foreign policy considerations. The Uruguay Round world trade accord under the General Agreement on Tariffs and Trade
("GATT") was approved by Congress in December 1994.    This

FORM 10-K                                             Page 13
accord will create a new organization, the World Trade Organization, to oversee international trade in manufactured goods, agriculture and intellectual property and services. In addition, quotas will be phased out and tariffs outside of the U.S. on textile and apparel products will be substantially reduced over a period of ten years. U.S. tariffs on these products will be reduced slightly. Although the Company's export business should benefit from reduced tariffs, the significant reduction in import protection for domestic textile manufacturers could adversely affect the Company.

The North American Free Trade Agreement ("NAFTA") between Canada, Mexico and the U.S. became effective on January 1, 1994. NAFTA eliminates textile/apparel quotas between these three countries for products meeting rule of origin requirements with respect to processing in one of the three countries. Tariffs among the three countries essentially have been eliminated. The Company believes that the removal of tariffs on denim and denim jeans in the participating countries presents opportunities for growth. Its domestic operations should benefit from improved access to Mexico's consumer markets and export sales of its joint venture with CIPSA should be favorably impacted. However, there can be no assurance that NAFTA will not adversely affect the Company.

The Company's domestic strategy is to compete primarily on the basis of quality, styling and service. The Company believes that the historically high quality of its products and manufacturing processes has created a competitive advantage, which it has enhanced by the extensive use of statistical quality control and investment in modern equipment, including
manufacturing process controls.   The Company also believes
that its experienced stylists and product development specialists, its use of computer-aided design systems and its manufacturing versatility have created a competitive advantage in styling.

The Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. The relatively low labor content and relatively high capital investment requirements for production of these fabrics and garments, coupled with high levels of demand for quality, styling and service, present barriers to foreign competition. The location of the Company's manufacturing facilities in the U.S. and its emphasis on shortening production and delivery times allows the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production

FORM 10-K                                             Page 14
schedules and rapid delivery. The Company has invested in technological and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange (EDI) with customers. These efforts have improved communication, planning and processing time in manufacturing.

The Company believes it effectively competes in foreign markets through export sales. See "Business - International
Operations".

Seasonality. Demand for the Company's apparel products and the level of the Company's sales fluctuate moderately during the year. Generally, there is increased consumer demand for garments made of denim and the Company's specialty apparel fabrics during the fall (back-to-school) and Christmas holiday selling seasons. As a result, demand for the Company's apparel fabrics is generally higher during the first half of the calendar year when apparel fabrics are produced for these selling seasons.

Home Furnishings Products

Textile Fabrics. The Cone Finishing Division, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the U.S. As commission printers, Carlisle and Raytex prints fabrics owned by customers on a fee basis. Customers for Carlisle's printing services include Waverly Division of F. Schumacher & Co., Ametex, P. Kaufman, Anju/Woodridge, Covington, Richloom, Universal and Spectrum. The home furnishings fabrics processed at Carlisle are generally used for upper-end upholstery and drapery prints. Customers for Raytex include Crown Crafts, Croscill and others who provide comforters, bedspreads and bedding products.

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Carlisle has completed its planned screen printing building addition and in 1995 expects to add the fourth of five planned new screen printing machines. Through this expansion Carlisle increased its home furnishings print capacity by approximately 35%.

FORM 10-K                                             Page 15

The Raytex plant is a modern 260,000 square foot facility with six printing machines. In late 1994, a state of the art twenty-four screen printing machine was installed. Raytex is one of the largest wide-fabric commission printers in the U.S.

Cone Finishing Division's marketing headquarters are located in New York City. Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle's and Raytex's production and technical staff and customers' designers and stylists. Cone Finishing also maintains a customer service center that utilizes electronic data interchange (EDI) with major customers.

Cone Decorative Fabrics is a major "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and markets fabrics, which are manufactured and printed for the converter by others. The Decorative Fabrics division's lines are printed primarily at the Carlisle plant under the name "John Wolf Decorative Fabrics." Recent additions of David and Dash, and Greeff have broadened the John Wolf traditional fabric lines with contemporary designs and high-end products.

John Wolf fabrics are marketed domestically and internationally through the division's sales staff and sales agents. The division's sales staff handles sales to large customers such as hotels, institutions and furniture manufacturers, as well as "jobbers", who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

The Cone Finishing Division competes primarily with two large commission printers, the Cherokee division of Spartan Mills and Santee Print Works, as well as the Brookneal plant of the Bibb Company. Cone Decorative Fabrics competes with a large number of domestic and foreign suppliers of decorative fabrics. Both divisions compete primarily on the basis of quality and service.

Foam Products. Olympic Products Company is a supplier of polyurethane foam and related products, primarily to the home furnishings industry. Olympic's polyurethane foams are used in upholstered furniture, mattresses, carpet padding and specialty medical applications. Olympic supplies foam to the automotive market, for use in interior headliners and side panels, which has become the fastest growing portion of its business. Related products and services include nonwoven fiber batting, specialty fabricated cushions marketed under the Prelude brand, quilting services and distribution of

FORM 10-K                                             Page 16
other furniture components. Recently purchased equipment utilizing hydrophilic foam technology is expected to expand
Olympic's specialty products line.

Olympic markets its products through its own sales force.
Customers include Bench Craft, Span America, Henredon, Collins
& Aikman, Guilford Mills, Drexel Heritage, Bassett and
Milliken.

Olympic has five manufacturing facilities, which are located in the two largest upholstered furniture manufacturing areas in the U.S. Four of these facilities are located near High
Point, North Carolina, and one is located in Tupelo, Mississippi.

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

Real Estate Activities. The Company owns approximately 1,000 acres of real estate in the Greensboro area substantially all of which were purchased originally to support the Company's manufacturing operations. The Company has determined that the land is no longer needed for this purpose, and has adopted a strategy to maximize the value of its real estate holdings through the systematic development and orderly liquidation of this property, much of which is considered prime residential real estate. These activities are conducted through a wholly owned subsidiary, Cornwallis Development Company. Cornwallis' activities include residential and commercial lot development and construction, primarily in the upper-end real estate market. Financing for these activities is undertaken through Cornwallis. Net sales from real estate activities generally account for less than two percent of the Company's total net revenues and these activities have been profitable.

FORM 10-K                                                   Page 17

International Operations

The Company began development of its international distribution network over 40 years ago in response to the post World War II growth in the popularity of jeans around the world. Approximately 30% of the Company's denim is exported. Historically, the Company's export sales have been primarily to Europe; however, the fastest growing areas of the Company's international sales are now its non-European markets. The Company has sales agents in Europe, Japan, Korea, Hong Kong, Africa, and throughout Central and South America, and it maintains extensive support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers, and the Company believes this philosophy is responsible for Cone's position as the dominant U.S. exporter of denims. The Company's international customers include:
Levi International, Replay and Joker Jeans in Europe; Itochu and Shinpo in Japan; licensees for Guess, Calvin Klein and Bosung in Korea; Aca Joe in Mexico; and Ellis, Calvin Klein, Wrangler and UFO brands in South America.

Principal competitive factors in the international markets for denims are quality, price and styling. The Company believes it has competitive advantages in quality, service and fabric development as compared with foreign manufacturers, as a result of the economies of scale resulting from the size of the Company's operations, manufacturing experience and the versatility of its manufacturing facilities. In addition, denim jeans have an image of being uniquely American products, which complements the Company's strategy of serving the upper-end "genuine" jeans market.

In 1993, the Company purchased 20% of the voting common stock of Compania Industrial de Parras, S.A. ("CIPSA"), the largest Mexican denim manufacturer and a significant jeans manufacturer. The Company initially paid approximately $24 million for this investment and, in December 1994, invested another $6.7 million to maintain its pro rata ownership at 20% following a new equity offering by CIPSA. The Company accounts for this investment by the equity method. In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S.

FORM 10-K                                             Page 18
dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately
3.45 prior to the devaluation. If an exchange rate of 4.94 had been used in the Company's financial statements, the currency translation adjustment would have been a $7.8 million (net of income tax benefit) reduction of stockholders' equity at the end of 1994. The devaluation should lower the cost of operations and the export prices of its products in the future. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

The Company also entered into a 50/50 joint venture arrangement with CIPSA to build and operate a new state of the art denim manufacturing plant in Mexico. The joint venture has been financed with approximately $63 million in debt, non-recourse to the partners, and a total equity investment of $50 million split equally between the two partners.

The Company has several objectives in pursuing these initiatives with CIPSA. The Company is seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut and sew facilities in order to increase market share with private label customers. The Company also is seeking to gain from lower labor and other cost advantages, while benefitting from its technological expertise contributed to the venture. The Company plans to export basic denims made by the joint venture throughout the world by utilizing Cone's distribution network.

Cone Decorative Fabrics exports approximately 15% of its sales volume. Styling and service are the principal competitive factors affecting its position in these markets. The Company believes that there is a growing international preference for U.S. styling and design. This styling and the Company's technical printing expertise are not easily duplicated by foreign competitors and have given this division's products a competitive advantage in international markets.

Trademarks and Patents

The Company owns a registered trademark containing the "Cone" name and pine cone design, which it uses as its primary trademark. In addition, the Company holds various other trademarks and trade names used in connection with its business and products, both domestically and internationally. The Company believes that the name recognition of Cone Mills and its reputation for quality, service and product development have value in both domestic and international markets.

FORM 10-K                                             Page 19

Customers

The Company has one unaffiliated customer, Levi Strauss ("Levi"), which accounts for more than 10% of consolidated sales. Sales to this customer amounted for 34%, 35%, and 38% of sales from continuing operations in 1994, 1993, and 1992, respectively.

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

In addition to formalizing the exclusive relationship between the Company and Levi relating to the denim fabrics used in Levi 501 jeans, the Supply Agreement assures Levi of a source of such fabrics in the event that a change in control of the Company adversely affects the long-standing working relationship between Levi and the Company. The Supply Agreement provides that, upon a change in control of the Company and at Levi's election, Cone will enter into a three-year supply arrangement with Levi pursuant to which Cone will make available to Levi up to 30 million yards per fiscal quarter of its proprietary denim fabrics used in Levi's 501 family of jeans, and, so long as Levi purchases at least 10 million yards per fiscal quarter, Cone will sell these fabrics exclusively to Levi. If the change in control provision becomes operative, the price for the fabric will be derived from a formula based upon prevailing denim market prices, adjusted to reflect the average differential between the price for the Company's proprietary denim and the market price of certain other denims in the market over the preceding 16 fiscal quarters, plus an additional 1.5% of the total price

FORM 10-K                                             Page 20
paid during any quarter for which purchases by Levi are less than 15 million yards. Although the Company believes that the formula price will not materially vary from the price at which the Company could have otherwise sold its proprietary denims, there is no assurance that the formula price will reflect then-current market prices for such denims.

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

Other than Levi, no single customer accounted for more than 10% of the Company's net sales in 1994, 1993, and 1992.

Backlog

The Company's apparel and home furnishings order backlog was approximately $189 million, or 60 million yards, at January 1, 1995, as compared to approximately $163 million or 53 million yards at January 2, 1994. Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only while others are ordered for delivery several months in the future; therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 1, 1995, will be filled within the first quarter of 1995.

FORM 10-K                                             Page 21

Research and Development

The research and development activities of the Company are directed primarily toward improving the quality, styling and performance of its apparel fabrics and other products and services. The Company also is engaged in the development of computer-aided design and manufacturing systems and other methods of improving the interaction between the Company's stylists and its customers. These activities are conducted at various facilities and expenses related to these activities are an immaterial portion of the Company's overall operating costs.

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

Discontinued Operations

At the end of 1991, the Company determined that continuation of its corduroy and other bottomweight continuous piece-dyed fabrics product line was no longer economically justifiable due to both substantial declines in demand and downward pressures on prices and margins caused by imported garments and to the configuration of its fabric finishing plant, which became inefficient due to product mix changes. As a result, the Company implemented a plan to discontinue and dispose of these operations. The Company experienced after-tax operating losses of $17.1 million in 1991 from its discontinued product lines and provided for estimated after-tax costs of $17.9 million in its 1991 Consolidated Financial Statements for expected future operating losses and losses associated with disposal of these operations. The discontinuance of these operations was completed in first quarter 1994. A gain of $439,000 (net of tax) was recognized on discontinued operations in 1994 and no gain or loss was recognized in 1993 and 1992.

FORM 10-K                                             Page 22

Employees

At January 31, 1995, the Company employed approximately 8,100 persons, of whom approximately 1,500 were salaried and approximately 6,600 were hourly employees. Of such hourly employees, approximately 2,300 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 1,100 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations due to strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

The Quality Improvement Process ("QIP")

During 1987, the Company determined that in order to service more effectively the upper-end markets of the future it needed a new concept of overall quality management. As a result, Cone implemented the QIP, a company-wide framework for managing total quality.

The QIP is a building block for a comprehensive program aimed at world class quality standards. Additionally, the Company has fully incorporated Statistical Process Control ("SPC") which monitors all quality standards for the manufacturing process. As a result of its quality improvement programs, the Company expects all denim facilities to be ISO-9002 certified by year-end 1995.

The QIP establishes common standards of quality and performance in terms of conformity to customer requirements and uses these standards to set goals and measure performance. Typically, employees are given classroom training in the QIP, and the principles of the process are integrated into the day-to-day management of the Company's affairs.

The Company believes that the QIP has allowed it to meet more easily the vendor certification requirements of its major customers. This process has eliminated routine inspection of Company products by many major customers and has facilitated the formation of joint quality improvement teams with major customers in order to address complex fabric performance issues. Management also believes that the Company has experienced significant financial benefits from the process as a result of substantial improvements in productivity and yields and reductions in the production of off-quality goods.

FORM 10-K                                             Page 23


Item 2.  Property

The Company operates 13 manufacturing plants - ten in North Carolina, two in South Carolina and one in Mississippi. There are six apparel and seven home furnishings plants. The Company also operates several distribution centers and warehouses. All significant manufacturing facilities are held in fee and are substantially free of any significant liens or other encumbrances. The Company's manufacturing facilities total approximately five million square feet of floor space, with buildings generally constructed of brick, steel, concrete or concrete block. All such facilities are maintained in good condition and are suitable for their respective purposes. Although such facilities are substantially fully utilized, the Company believes that it is in a position to respond to opportunities to produce additional higher margin fabrics through changes in product mix and through acquisition of greige goods from outside sources for further processing and finishing by the Company. The Company also has an ongoing capital expenditure program that will increase its production capacity. See "Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company owns an office building in Greensboro where its executive and administrative offices are located. All of the Company's sales offices are leased from unrelated parties.

Parras Cone de Mexico, the Company's joint venture with CIPSA, owns 20 acres of land and a 550,000 square-foot building due to be completed in 1995 to provide manufacturing space and raw materials and finished goods warehouses.


Item 3.  Legal Proceedings

In November 1988, William J. Elmore and Wayne Comer (the "Plaintiffs") former employees of the Company, instituted a class action suit against the Company and certain other defendants in which the Plaintiffs asserted a variety of claims related to the Cone Mills Corporation 1983 ESOP (the "1983 ESOP") and certain other employee benefit plans maintained by the Company. In March 1992, the United States District Court in Greenville, South Carolina entered a judgment in the amount of $15.5 million (including an attorneys' fee award) against the Company with respect to an alleged promise to make additional Company contributions to the 1983 ESOP and all claims unrelated to the alleged promise were dismissed. The Company, certain individual defendants and the Plaintiffs appealed.

On May 6, 1994, the United States Court of Appeals for the
Fourth Circuit, sitting en banc, affirmed the prior conclusion

FORM 10-K                                             Page 24
of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

Additional proceedings are under way in the District Court on the issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

FORM 10-K                                                   Page 25


Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

Item 4A. Executive Officers of the Registrant.

Name                       Age            Position with the Company

J. Patrick Danahy           51            Director, President, and
                                            Chief Executive Officer

John L. Bakane              44            Director,
                                            Executive Vice President
                                            and Chief Financial
                                            Officer

Bud W. Willis III           52            Director and
                                            Executive Vice President

James S. Butner             49            Vice President

Neil W. Koonce              47            Vice President and
                                            General Counsel

Lester J. Smith             65            Vice President

Eugene A. Trout             54            Vice President

David E. Bray               56            Treasurer

J. D. Holder                60            Controller

Terry L. Weatherford        52            Secretary

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

FORM 10-K                                             Page 26

      John L. Bakane joined the Company in 1975 and has served in various administrative and staff positions involving planning, financial management and customer service. He was named corporate Vice President in May 1986, became Chief Financial Officer in November 1988 and was elected to the Board of Directors in May 1989. On February 17, 1995, he was elected Executive Vice President of the Company.

      Bud W. Willis III was employed by the Company in August 1970 and has served in various management positions in the Textile Products Division. In March 1985 he was named Executive Vice President of the Textile Products Division. He was elected to the Board of Directors in May 1988. From 1992 through 1994 he served as the President of the Denim Division of the Textile Products Division. Effective January 1, 1995, he was named President of the Textile Products Division. He served as corporate Vice President from 1985 until February 17, 1995, when he became Executive Vice President of the Company.

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

      Eugene A. Trout was employed by the Company in 1971, and was appointed Vice President of Cone Mills Marketing Co., a division of the Company, in 1980. He was elected Vice President of the Company in December 1985. He served as Group Executive Vice President of the Textile Products Division from 1985 to 1992 and Executive Vice President of the Denim Division from 1992 to 1995. In March 1985, he was named Director of Marketing, Europe for the International Division of the Company.

      David E. Bray was employed in 1977 as Director of Treasury Services. He was elected Assistant Treasurer of the
Company in May 1984 and Treasurer in November 1988.

FORM 10-K                                             Page 27

      J. D. Holder was employed by the Company in 1954 as a Cost Accountant. He became Manager of the corporate Cost Department in April 1970 and was elected Assistant Controller in 1984. He was named Controller of the Company in August 1987.

      Terry L. Weatherford was Secretary and General Counsel of Blue Bell, Inc., a manufacturer and distributor of wearing apparel, from 1981 to 1987. From 1987 to 1993, he was self-employed as an attorney except for a thirteen month period from June 1988 when he was employed by Manufactured Homes, Inc., a manufacturer and retailer of mobile homes, as its General Counsel. He was employed by the Company and elected Assistant Secretary in May 1993, and effective December 1993, was elected Secretary.

FORM 10-K                                             Page 28


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

                               Quarter Ended
              Apr.3,1994    Jul. 3,1994    Oct.2,1994     Jan.1,1995

Common stock
  prices
High            17 1/4         14 5/8        14 7/8          13 1/2
Low             13 1/2         12            12 3/8          11 1/8


                               Quarter Ended
              Apr.4,1993    Jul. 4,1993    Oct.3,1993     Jan.2,1994

Common stock
  prices
High            19 5/8         19 1/4        18              17 5/8
Low             13 3/8         15 7/8        14 5/8          14 3/8

The Company has not declared any dividends on its Common Stock since it became a privately held company in 1984 and anticipates that its earnings for the foreseeable future will be retained for use in its business and to finance growth. Payment of cash dividends in the future will depend upon the Company's financial condition, results of operations, current and anticipated capital requirements, and other factors deemed relevant by the Company's Board of Directors. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

The approximate number of holders of record of the Company's
Common Stock as of March 1, 1995 was 570.

FORM 10-K                                                           Page   29

Item 6.      Selected Financial Data

(dollar amounts in millions, except per share data)      1994     1993    1992(1)   1991     1990
Summary of Operations
   Net Sales                                           $ 806.2  $ 769.2  $ 705.4  $ 633.0  $ 594.8
     Cost of Sales                                       642.5    589.3    540.8    523.5    481.7
     Depreciation                                         23.3     21.0     18.5     17.1     16.3
       Subtotal                                          665.8    610.3    559.3    540.6    498.0
   Gross Profit                                          140.4    158.9    146.1     92.4     96.8
     Selling and Administrative                           77.8     73.3     67.6     56.8     56.8
     Restructure/Plant Closing                             -        -        -        0.8      3.9
   Income from Operations                                 62.6     85.6     78.5     34.8     36.1
     Other Expense - Net                                   7.1      6.1      8.3     18.4     21.1
   Income from Continuing Operations Before Income Tax    55.5     79.5     70.2     16.4     15.0
     Income Tax                                           19.7     29.9     24.8      6.3      4.1
   Income from Continuing Operations                      35.8     49.6     45.4     10.1     10.9
     Discontinued Operations                               0.4      -        -      (34.9)   (14.1)
   Income before Extraordinary Item and Cumulative
     Effect of Accounting Change                          36.2     49.6     45.4    (24.8)    (3.2)
     Extraordinary Item                                    -        -       (2.0)     -        -
     Cumulative Effect of Accounting Change               (1.2)     -        -        -        -
   Net Income (Loss)                                   $  35.0  $  49.6  $  43.4  $ (24.8) $  (3.2)

   Per Share of Common Stock
     Income from Continuing Operations                 $  1.19  $  1.68  $  1.67  $  0.22  $  0.24
     Net Income (Loss)                                    1.16     1.68     1.59    (1.58)   (0.50)

Segment Information
   Net Sales
     Apparel                                           $ 600.5  $ 575.8  $ 520.0  $ 458.0  $ 421.4
     Home Furnishings                                    205.7    193.4    185.4    175.0    173.4
       Total                                           $ 806.2  $ 769.2  $ 705.4  $ 633.0  $ 594.8
   Operating Income
     Apparel                                           $  47.5  $  68.8  $  67.4  $  20.4  $  25.5
     Home Furnishings                                     19.0     19.5     16.3     19.2     19.1

Balance Sheet Data (at year end):
   Current Ratio                                           1.8      1.9      1.8      1.9      2.1
   Total Assets                                        $ 524.1  $ 431.6  $ 401.9  $ 432.7  $ 469.4
   Long-Term Debt                                        126.5     77.9     77.5    188.9    200.9
   Stockholders' Equity                                  236.9    210.0    163.4     82.9    111.0
   Long-Term Debt As a Percent of Stockholders' Equity
     and Long-Term Debt                                     35 %     27 %     32 %     69 %     64 %
   Shares Outstanding (millions) Year End (2)(3)          27.4     27.7     27.7     17.9     17.1
Other Data:
   Capital Expenditures-Continuing Operations          $  37.5  $  38.7  $  25.4  $  21.0  $  17.8
   Return on Average Common Stockholders' Equity (4)      17.9 %   31.6 %   55.3 %   11.9 %    8.2 %
   Common Stock Dividend Paid                                -        -        -        -        -
   Number of Employees at Year End                       8,100    7,800    7,600    7,600    8,400


(1)Fiscal Year 1992 represents a 53 week period
(2)Includes Participating Preferred Shares
(3)Includes 6.9 million shares of Common Stock issued in mid-1992 initial public offering
(4)Continuing Operations

FORM 10-K                                             Page 30

Item 7.
                MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


OVERVIEW

     The operating results and financial condition of Cone have been influenced by a number of external factors and Company initiatives. The principal influences have been domestic cotton costs, the general business cycle, international apparel and fabric trade developments, and strategic changes in the Company's business and capital structure.

     COTTON COSTS. Management believes that the most significant factor affecting operating margins has been the price of cotton, the Company's principal raw material. Cotton prices fluctuate with the balance of supply and demand and, since cotton is an agricultural product, its supply and quality are subject to the forces of nature. World cotton prices began to rise in late 1993, throughout 1994 and into 1995, primarily as a result of cotton crop declines in Pakistan, India and China due to weather, disease and insects. Consequently, mill delivered cotton prices per pound rose from the lower $.60's in 1992 and 1993 to the upper $.70's in 1994 and into the mid $.80's during early 1995.

     The Company has purchased cotton from suppliers at fixed prices for delivery throughout 1995. Although these fixed prices compare favorably with those of the present spot market, the significant increase in the price of cotton since late 1994 will cause a reduction in profit margins in 1995. While the Company was unable to increase prices in its major product lines during the first half of 1994, moderate price increases were effected for the second half of 1994 and first quarter 1995. Margins will be affected by the strength of demand for the Company's products and the resulting impact on improved pricing, cotton and other raw material costs, and productivity improvement programs.

     GENERAL BUSINESS CYCLE. The Company's operating results are closely related to the general business cycle of the U.S. economy. Management believes the U.S. economy is currently in the mature phase of the economic cycle, when the demand for home furnishings and consumer durables typically grows at a higher rate than demand for apparel products, which is usually strongest in the earlier phases of a recovery. When apparel demand growth rates change during an economic cycle, adjustments to inventories and production levels often occur. In early 1994, despite continued strong demand at retail, denim inventories experienced an inventory imbalance in the

FORM 10-K                                             Page 31
softgoods pipeline. The pipeline supply and demand imbalance was corrected by the second half of 1994.

     The external factors discussed above are reflected in the Company's recent quarterly net sales. All quarters had 13 weeks except the fourth quarter of 1992 which had 14 weeks.

                                  1994      1993      1992
                                        (in millions)
Net Sales:
  1st Quarter.................   $195.9    $195.0    $174.2
  2nd Quarter.................    201.7     202.5     182.6
  3rd Quarter.................    203.5     192.7     170.5
  4th Quarter.................    205.1     179.0     178.1
     Total....................   $806.2    $769.2    $705.4

     TRADE DEVELOPMENTS. The Company's operating results have been influenced by U.S. trade policy, which has allowed gains in market share by foreign-produced, labor-intensive garments over the past decade. This has caused U.S. manufacturers of fabrics used in these labor-intensive garments to have excess capacity, which has resulted in increased competition and reduced margins for U.S. manufacturers of commodity-type goods. In December 1994, Congress approved implementing legislation for the Uruguay Round world trade accord under the General Agreement on Tariffs and Trade ("GATT"). As a result, quotas will be phased out and tariffs outside of the U.S. on textile and apparel products will be substantially reduced over a period of 10 years. U.S. tariffs on these products will be reduced slightly. The passage of the North American Free Trade Agreement ("NAFTA") has essentially eliminated all quotas and tariffs on the Company's products throughout Canada and Mexico. In response to this environment, the Company has focused on high-margin and low-labor content businesses in which it believes it is internationally competitive.

     STRATEGIC INITIATIVES. The Company has adopted a growth strategy aimed at entering new markets that utilize manufacturing technologies related to existing Cone strengths. For example, in 1993, the Company positioned itself to supply markets more efficiently and effectively with basic denim products through the purchase of a 20% equity ownership interest in CIPSA for approximately $24 million and the formation of a joint venture with CIPSA to construct a modern denim plant in Mexico. The joint venture partners will invest approximately $50 million in equity in the venture, with each partner providing one-half of the investment.

FORM 10-K                                             Page 32

Capital requirements for the joint venture will primarily occur in 1995. The joint venture also obtained a $63 million credit facility from a Mexican bank. This facility is not guaranteed by Cone or by CIPSA.

     In 1994, the Company further implemented its growth strategy by acquiring substantially all of the assets of Golding Industries, Inc., consisting primarily of the Raytex division, for a purchase price of $57.6 million in cash and the assumption of $6.0 million in liabilities. Raytex is a leading commission printer of wide fabrics used primarily in home furnishings products and uses technologies similar to Cone's Carlisle facility, which also prints and finishes decorative fabrics.

     As part of its strategy, the Company has made significant capital expenditures in recent years and plans to spend a total of $62 million in fiscal 1995, including $15 million for a new plant to weave jacquard pattern fabrics for home furnishings customers. In January 1995, the Company also purchased substantially all of the assets of Greeff Fabrics, Inc., a small but well known designer and distributor of high-end decorative fabrics to interior designers and specialty retailers in the U.S. and the United Kingdom. The new jacquard pattern fabrics plant and Greeff Fabrics, Inc. will be part of the Cone Decorative Fabrics Division formed in January 1995.

SEGMENT INFORMATION

     Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for 1994 and 1993, both of which contained 52 weeks, and 1992, which contained 53 weeks.

                               1994               1993              1992
                                      (dollar amounts in millions)
Net Sales
  Apparel                $600.5    74.5%    $575.8    74.9%   $520.0   73.7%
  Home Furnishings        205.7    25.5      193.4    25.1     185.4   26.3
    Total                $806.2   100.0%    $769.2   100.0%   $705.4  100.0%

Operating Income(1)
  Apparel                $ 47.5     7.9%    $ 68.8    12.0%   $ 67.4   13.0%
  Home Furnishings         19.0     9.2       19.5    10.1      16.3    8.8

 (1) Operating income excludes general corporate expenses.
Percentages reflect operating income as a percentage of segment net sales.

FORM 10-K                                             Page 33

RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED JANUARY 1, 1995 COMPARED WITH FIFTY-TWO
WEEKS ENDED JANUARY 2, 1994

     Net sales for 1994 were $806.2 million, up 4.8% from 1993 net sales of $769.2 million. Income before the cumulative effect of adoption of SFAS No. 112 was $36.2 million, or $1.20 per share after preferred dividends, as compared with $49.6 million, or $1.68 per share, for 1993. Included in the 1994 results was a net gain of $.4 million, or $.01 per share, arising from the final disposal of assets of the Company's discontinued operations. During the first quarter of 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which resulted in an after-tax, non-cash charge of $1.2 million, or $.04 per share, and reduced net income to $1.16 per share for the year of 1994. Net income for 1994 was $35.0 million as compared with $49.6 million for 1993.

     Gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 17.4% in 1994 as compared with 20.7% for 1993. The decline resulted primarily from the inability to raise denim prices to cover higher cotton costs, higher unit production costs associated with operating denim facilities at less than capacity during the first six months of 1994, and a higher proportion of the mix in lower margin specialty sportswear fabrics and polyurethane foam products as a result of stronger sales of those products.

          APPAREL FABRICS. Apparel fabrics net sales were $600.5 million for 1994, an increase of 4.3% from 1993. The higher sales were due to increased sales volume. Overall, apparel fabric segment sales benefited from increases in specialty sportswear sales, primarily flannel shirtings, and to a lesser extent, increases in heavyweight denim sales. Average prices adjusted for product mix changes were essentially unchanged. Apparel fabrics export sales for 1994 were up 8.8% to $135.9 million from $124.9 million in 1993.

          Operating margins in 1994 for the apparel fabrics segment were 7.9% of net sales compared with 12.0% for 1993.
Margins were lower in 1994 because of the decline in denim earnings as discussed above.

FORM 10-K                                             Page 34

          HOME FURNISHINGS. Home furnishings net sales were $205.7 million in 1994, an increase of 6.3% from 1993. Operating income for 1994 was $19.0 million, a decrease of 2.6% from 1993. Sales and operating income for the home furnishings fabrics product group were down in 1994 as the Company continued to experience weak decorative print fabric markets. Olympic's polyurethane product sales were up in 1994 as the division experienced stronger sales in automotive markets, but operating income was down as margins on commodity furniture foam and carpet underlay continued to be weak and as the division absorbed start-up costs associated with new product ventures.

     Export sales of home furnishings products were $5.8 million in 1994 as compared with $7.1 million in 1993. Export sales were impacted by poor economic conditions in European markets.

     Total Company selling and administrative expenses were $77.8 million, or 9.7% of net sales, for 1994 as compared with $73.3 million, or 9.5% of net sales, for 1993. Expenses in 1994 were impacted by higher salary and benefit costs and costs associated with expansion initiatives.

     Interest expense for 1994 increased $1.0 million compared to 1993, primarily the result of a $.4 million interest charge on the settlement of 1990 and 1991 income taxes by the Internal Revenue Service, higher interest rates and additional borrowings associated with expansion initiatives.

     Income taxes as a percentage of taxable income was 35.6% in 1994 compared with 37.6% in 1993. The 1993 rate was higher primarily as the result of the one time impact on deferred taxes of a federal tax rate increase. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.

FIFTY-TWO WEEKS ENDED JANUARY 2, 1994 COMPARED WITH
FIFTY-THREE WEEKS ENDED JANUARY 3, 1993

     Following a U.S. cyclical recovery from mid-1991 through the end of 1992, the rate of growth in the domestic softgoods sector began to decline and retailers and softgoods manufacturers began to report mixed results during 1993. Despite these general economic conditions, Cone had record sales and income from continuing operations in 1993. In the apparel fabrics segment, sales were up substantially, primarily as a result of growth in denims and flannel shirtings. The Company also benefited from expanding apparel

FORM 10-K                                             Page 35
fabrics export sales. Home furnishings segment sales increased because of sales growth at Carlisle Finishing, arising primarily from market share gains, and the Company's real estate division, Cornwallis Development Co.

     Net sales for 1993 were $769.2 million, an increase of $63.8 million, or 9.0% from 1992 net sales of $705.4 million. Gross profit (net sales less cost of sales and depreciation) as a percentage of net sales was 20.7% for both 1993 and 1992. Income from operations increased 9.0% to $85.6 million for 1993. The Company's 1993 net income was $49.6 million, or $1.68 per share of Common Stock after preferred dividends. Net income for 1993 included $2.4 million of increased taxes resulting from the 1993 change in federal tax rates. The per-share impact of those increased taxes was $.09.

     For comparison, Cone reported net income of $43.4 million, or $1.59 per share, for 1992, which included an after tax benefit of $2.2 million related to an income tax refund, a $2.0 million extraordinary expense related to the early extinguishment of debt, and for the first six months of 1992, outstanding shares did not include 6.9 million shares issued in the Company's mid-1992 initial public offering.

          APPAREL FABRICS. Apparel fabrics net sales were $575.8 million for 1993, an increase of 10.7% from 1992. The improved sales resulted from increased sales volume and, to a lesser extent, higher prices. Average prices adjusted for product mix changes were up approximately three percent. Apparel fabrics export sales for 1993 were up 18.8% to $124.9 million, as compared with $105.2 million for 1992.

          Operating margins for the apparel fabrics segment were 12.0% of net sales for 1993 as compared with 13.0% for 1992. Margins as a percent of sales were down slightly as a result of a shift in mix to lower margin specialty sportswear fabrics and, to a lesser extent, increased depreciation expense. Average cotton costs were up by approximately two percent for 1993 as compared with 1992.

          HOME FURNISHINGS. For 1993, net sales of $193.4
million for the home furnishings segment increased $8.0 million, or 4.3%, and operating income increased $3.2 million, or 19.3% , compared with 1992. All product groups of the home furnishings segment had higher sales in 1993.

          Export sales of home furnishings products were $7.1 million in 1993 compared with $8.6 million in 1992. These export sales were impacted by poor economic conditions in European and Japanese markets.

FORM 10-K                                             Page 36

          In 1993, operating margins for the home furnishings segment improved to 10.1% of net sales compared with 8.8% for 1992. The increase was primarily the result of improved operating performance at Olympic Products and higher sales and improved sales mix of real estate operations.

     Total Company selling and administrative expenses increased from $67.6 million, or 9.6% of sales, for 1992 to $73.3 million, or 9.5% of sales, for 1993. The increase in expenses was primarily the result of the redeployment of people previously charged to discontinued lines to support expanding sportswear and denim businesses, increases in salaries and benefits costs and, to a lesser extent, expenses associated with the secondary offering in early 1993 of common stock held by certain institutional shareholders of the Company.

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

     Income taxes as a percentage of taxable income was 37.6% in 1993 compared with 35.3% in 1992. The effective tax rate for 1993 was higher than the previous year primarily because of the 1993 increase in federal statutory tax rates. Both periods reflect tax benefits resulting from operations of the Company's foreign sales corporation.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan"), its 8 1/8% Debentures due March 15, 2005 (the "Debentures") issued on March 15, 1995 as described below, and stockholders' equity. Primary sources of liquidity are internally generated funds, a $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate
of Morgan Guaranty.    The Receivables Purchase Agreement was

FORM 10-K                                                   Page 37
increased from $40 million in the second quarter of 1994 and the Revolving Credit Facility from $60 million in the fourth quarter of 1994. On January 1, 1995, the Company had funds available of $31.0 million under its Revolving Credit
Facility.

     The Term Loan is unsecured and bears interest at a fixed annual rate of 8%, with required principal payments beginning in August 1996 until final maturity on August 13, 2002. The Revolving Credit Facility is unsecured and provides for a floating rate of interest based, at the Company's election, on the agent's base rate, the Certificate of Deposit rate or LIBOR plus a margin determined by the Company's capital structure, or at a rate determined through a competitive bid process. The Revolving Credit Facility is scheduled to expire on August 13, 1997. Under the Receivables Purchase Facility, which is extendable to August 13, 1997, the cost of receivables sold by Cone is the commercial paper rate plus 55 basis points calculated for the period of time from the sale of a receivable until its payment date. The resulting cost on the sale of receivables is included in cost of sales.

      On March 15, 1995, the Company completed the sale of $100,000,000 of Debentures through an underwritten public offering. The net proceeds from the sale of Debentures were approximately $99.2 million. A portion of the proceeds were used to repay all outstanding borrowings under the Revolving Credit Facility. Amounts repaid under the Revolving Credit Facility will remain available for future borrowings.

      During 1994, the Company generated $55.3 million in funds from operating activities, including $59.0 million from net income adjusted for noncash depreciation and amortization expenses, partially offset by increased working capital requirements, primarily increases in trade receivables. Major uses of cash during this period included $37.5 million for capital expenditures, $57.6 million for the acquisition of the assets of the Raytex commission print operation and $9.6 million for investment in CIPSA and the related joint venture. Funding came primarily from operating cash flow, the Revolving Credit Facility, and the additional sale of accounts receivable to support working capital needs.

     During 1993, Cone generated $57.2 million in funds from operating activities, including $71.0 million from net income adjusted for noncash depreciation and amortization expenses, partially offset by increased working capital requirements, primarily resulting from reductions of accounts payable and accrued expenses. Major uses of cash during this period included $38.7 million for capital expenditures and $3.1

FORM 10-K                                             Page 38
million for preferred stock dividends. Cone purchased 20% of CIPSA for approximately $24 million and began construction of the joint venture denim plant with CIPSA. The investment in the joint venture was $2.3 million for 1993. Funding for these cash uses came primarily from operating cash flow and cash available at the beginning of the period.

     On January 1, 1995, the Company's long-term capital structure consisted of $126.1 million of long-term debt and $236.9 million of stockholders' equity. For comparison, at January 2, 1994 the Company had $77.2 million of long-term debt and $210.0 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 35% on January 1, 1995, compared with 27% at January 2, 1994. The Company accounts for investments in unconsolidated affiliated companies using the equity method on a one quarter delay basis. In December 1994, the Mexican government devalued the peso and allowed it to trade freely against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at
4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. If an exchange rate of 4.94 had been used in the Company's financial statements, the currency translation adjustment would have been a $7.8 million (net of income tax benefit) reduction of stockholders' equity at the end of 1994. The reduction in stockholders' equity is a noncash adjustment.

     Accounts receivable on January 1, 1995 were $56.7 million, up from $44.2 million at year-end 1993. At the end of fiscal 1994, the Company had sold $50 million of accounts receivable, an increase of $15 million from the amount sold at the end of fiscal 1993. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 49 days of sales outstanding at year-end 1994 compared with 41 days at year-end 1993, as ewer payments were made in advance of due date.

     Inventories on January 1, 1995, were $149.4 million, down
$2.7 million from year-end 1993 levels of $152.1 million.

     Capital spending in 1994 was $37.5 million and included expansion and upgrading of yarn preparation facilities, new weaving machines, and a new fiber production line at Olympic
Products.

     Capital spending in 1995 is expected to be $62 million,
including  $15 million for the new jacquard plant.    Other

FORM 10-K                                             Page 39
projects include new weaving machines that replace 1970's vintage weaving machines, additional dyeing capacity to increase production flexibility, an additional screen printing machine and approximately $6 million for computers, software and information systems. Approximately $3.1 million of the budgeted capital expenditures for 1995 had been committed at year-end 1994. In addition to capital expenditures, the Company expects to spend approximately $22 million for completion of its investment in the Mexican joint venture plant.


FINANCIAL OUTLOOK AND STRATEGY

     Beginning in 1992, Cone benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While first half 1994 sales did not grow due to short-term denim inventory adjustments in the softgoods pipeline, second half 1994 operations experienced accelerated growth, and the Company believes that demographic trends and other market developments continue to present favorable long-term opportunities for growth. Operating income was lower in 1994 than in 1993 and the Company does not anticipate improvement in operating income in the first half of 1995. However, based on apparel fabric order backlogs at the end of fiscal 1994, the Company expects increased net sales in the first half of 1995.

     In addition to the Company's plans to maintain modern manufacturing facilities through capital reinvestment, the Company has set priorities for the use of cash flow and debt capacity. Cone's first priority is international denim manufacturing and marketing opportunities. In 1993, the Company purchased a 20% ownership in CIPSA, and signed agreements with CIPSA providing for the formation of a joint venture as described above. Cone's second priority for cash flow and debt capacity is acquisitions in related home furnishings product lines. The acquisition of Raytex and Greeff are results of this strategy. The Company also from time to time reviews and will continue to review acquisitions and other investment opportunities (some of which may be material to the Company) that permit Cone to add value through its manufacturing and marketing expertise. However, the Company currently has no agreement, arrangement or understanding to make any such acquisition or investment.

     Other potential uses of cash include common stock repurchases, the reduction of outstanding preferred stock, or

FORM 10-K                                                   Page 40
cash dividends, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 2.5 million shares of the Company's outstanding common stock in market transactions. As of February 1, 1995, 385,400 shares had been repurchased in open market transactions and future repurchase decisions will be based on the Company's expected capital structure, alternative investment opportunities, and the market price of the common stock.

     The Company believes that the net proceeds from the sale of the Debentures, together with its internally generated operating funds and funds available under its existing credit facilities, will be sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future.

REGULATORY MATTERS

     Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to cause a material change on the Company's competitive position, operating results or planned capital expenditures. Cone has an active environmental committee which fosters protection of the environment and compliance with laws.

LEGAL PROCEEDINGS

     In November 1988 certain former employees of the Company instituted a class action suit against the Company and certain other defendants in which the plaintiffs ("Plaintiffs") asserted a variety of claims related to the 1983 ESOP and certain other employee benefit plans maintained by the Company. In March 1992, the United States District Court in Greenville, South Carolina entered a judgment in the amount of $15.5 million (including an attorneys' fees award) against the Company with respect to an alleged promise to make additional Company contributions to the 1983 ESOP and all claims unrelated to the alleged promise were dismissed. The Company, certain individual defendants and the Plaintiffs appealed.

     On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed

FORM 10-K                                                   Page 41
all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

     Additional proceedings are under way in the District Court on the issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

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

      Because the judgment of the District Court was reversed, the escrowed stock and letter of credit were ordered released by order of the District Court entered July 22, 1994. Subsequent to the court's order, the stock was redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions have had an effect on net income or stockholders' equity.

     The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

FORM 10-K                                                    Page 42

Item 8.  Financial Statements and Supplementary Data

                         McGLADREY & PULLEN, LLP
              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS

                      INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

      We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of January 1, 1995 and January 2, 1994 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended January 1, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of January 1, 1995 and January 2, 1994, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 1995 in conformity with generally accepted accounting principles.

      As described in Note 12 to the consolidated financial statements, on January 3, 1994 the Company changed its method of accounting for postemployment benefits.



                                          McGladrey & Pullen, LLP

Greensboro, North Carolina
February 10, 1995

FORM 10-K                                                           Page 43
Item 8. (continued)

                                   CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                         Years Ended January 1, 1995, January 2, 1994 and January 3, 1993
                                 (amounts in thousands, except per share data)


                                                                            1994           1993            1992

Net Sales (Note 19)                                                      $ 806,167      $ 769,230       $ 705,430

Operating Costs and Expenses:
  Cost of sales                                                            642,472        589,314         540,825
  Selling and administrative                                                77,823         73,326          67,554
  Depreciation                                                              23,269         20,991          18,553

                                                                           743,564        683,631         626,932

Income from Operations                                                      62,603         85,599          78,498

Other Income (Expense):
  Interest income                                                              614            521           2,621
  Interest expense                                                          (7,924)        (6,950)        (10,938)
  Other income                                                                 223            317               -

                                                                            (7,087)        (6,112)         (8,317)

Income from Continuing Operations before
  Income Taxes                                                              55,516         79,487          70,181

Income Taxes (Note 13)                                                      19,764         29,884          24,782

Income from Continuing Operations                                           35,752         49,603          45,399

Gain on Disposal - Discontinued Operations -
  (Net of income tax  of $276) (Note 21)                                       439              -               -

Income before Extraordinary Item and Cumulative
   Effect of Accounting Change                                              36,191         49,603          45,399

Extraordinary Item - Expenses Related to Early
  Extinguishment of Debt - (Net of income tax benefit
  of $1,212)                                                                     -              -          (2,009)

Cumulative Effect of Accounting Change for
  Postemployment Benefits - (Net of
  income tax benefit of $772) (Note 12)                                     (1,228)             -               -

Net Income                                                               $  34,963      $  49,603       $  43,390

Income Available to Common Shareholders (Note 18):
  Income from Continuing Operations                                      $  33,064      $  46,808       $  40,839
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change                                          $  33,503      $  46,808       $  40,839
  Extraordinary Item                                                             -              -          (2,009)
  Cumulative Effect of Accounting Change                                    (1,228)             -               -
  Net Income                                                             $  32,275      $  46,808       $  38,830

Earnings Per Share - Fully Diluted (Note 18):
  Income from Continuing Operations                                      $    1.19      $    1.68       $    1.67
  Income before Extraordinary Item and Cumulative
    Effect of Accounting Change                                          $    1.20      $    1.68       $    1.67
  Extraordinary Item                                                             -              -            (.08)
  Cumulative Effect of Accounting Change                                      (.04)             -               -
  Net Income                                                             $    1.16      $    1.68       $    1.59

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted (Note 18)                                                   27,834         27,894          24,470


See Notes to Consolidated Financial Statements.

FORM 10-K                                                             Page 44
Item 8.  (continued)

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                       January 1, 1995 and January 2, 1994
                             (amounts in thousands, except share and par value data)


            ASSETS                                                            1994         1993

   Current Assets:
      Cash                                                                 $   1,158    $     503

      Accounts receivable - trade, less
        provision for doubtful accounts
        $3,000 (Notes 2 and 19)                                               56,654       44,175

      Inventories (Note 3):
        Greige and finished goods                                             83,377       84,923
        Work in process                                                       15,796       15,968
        Raw materials                                                         19,973       20,612
        Supplies and other                                                    30,274       30,621

                                                                             149,420      152,124

      Other current assets                                                     6,007        5,542

          Total Current Assets                                               213,239      202,344

   Investments in Unconsolidated Affiliates (Note 4)                          34,294       26,420

   Other Assets (Note 6)                                                      38,803        3,171



   Property, Plant and Equipment:
      Land                                                                    20,662       20,758
      Buildings                                                               79,418       71,942
      Machinery and equipment                                                284,401      239,846
      Other                                                                   30,581       25,799

                                                                             415,062      358,345

        Less accumulated depreciation                                        177,321      158,669

            Property, Plant and Equipment-Net                                237,741      199,676




                                                                           $ 524,077    $ 431,611



   See Notes to Consolidated Financial Statements.

FORM 10-K                                                             Page 45
Item 8.  (continued)

                                  CONE MILLS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                    January 1, 1995 and January 2, 1994
                           (amounts in thousands, except share and par value data)


              LIABILITIES AND STOCKHOLDERS' EQUITY                           1994        1993

Current Liabilities:
   Notes payable (Note 7)                                                 $  10,700   $   5,099
   Current maturities of long-term debt (Note 9)                                414         767
   Accounts payable - trade                                                  38,430      26,746
   Sundry accounts payable and accrued expenses (Note 8)                     39,881      44,231
   Deferred income taxes (Note 13)                                           28,148      27,295

      Total Current Liabilities                                             117,573     104,138

Long-Term Debt (Note 9)                                                     126,108      77,172

Deferred Items:
   Deferred income taxes (Note 13)                                           36,789      36,652
   Other deferred items                                                       6,727       3,615

                                                                             43,516      40,267



Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 383,948
    shares; 1993, 465,077 shares - Employee Stock
    Ownership Plan (Notes 15 and 20)                                         38,395      46,508
  Class A Preferred Stock held in escrow (1993, 81,125 shares)
    (Notes 15 and 20)                                                             -      (8,113)
  Class B Preferred Stock-no par value; authorized
    5,000,000 shares (Note 15)                                                    -           -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,403,621shares;
    1993, 27,744,783 shares (Notes 15 and 16)                                 2,740       2,774
  Capital in excess of par                                                   71,354      75,397
  Retained earnings                                                         125,771      93,468
  Currency translation adjustment                                            (1,380)          -

              Total Stockholders' Equity                                    236,880     210,034



                                                                          $ 524,077   $ 431,611



See Notes to Consolidated Financial Statements.

FORM 10-K
                                                                    Page 46
Item 8. (continued)

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
            YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
                       (amounts in thousands, expect share data)



                                Class A Preferred      Class A Preferred      Participating
                                     Stock               Stock - Escrow      Preferred Stock
                                Shares      Amount     Shares     Amount    Shares      Amount
Balance, December 29, 1991       601,874  $ 60,187            -  $     -    635,000    $   635

Net Income                             -         -            -        -          -          -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed               (274,425)  (27,442)           -        -          -          -
  Cash dividends paid                  -         -            -        -          -          -
  Shares issued ( 9.70%
    dividend on shares
    outstanding)                  56,100     5,610            -        -          -          -
  Shares issued for partial
    funding of 1991
    contribution to Employee
    Stock Ownership Plan             403        40            -        -          -          -
  Shares issued to Employee
    Stock Ownership Plan
    Trustee held in Cone Mills
    escrow account                75,330     7,533      (75,330)  (7,533)         -          -
Participating Preferred Stock
  Converted to Common Stock:
    Voting                             -         -            -        -   (511,867)      (512)
    Nonvoting                          -         -            -        -   (123,133)      (123)
Common Stock:
  6,900,000 common shares
    issued in public offering          -         -            -        -          -          -
  Options exercised                    -         -            -        -          -          -
  Purchase of common shares            -         -            -        -          -          -

Balance, January 3, 1993         459,282  $ 45,928      (75,330) $(7,533)         -    $     -

Net income                             -         -            -        -          -          -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                  -         -            -        -          -          -
  Shares issued (8.0% dividend
    on shares held in Cone
    Mills escrow account)          5,795       580       (5,795)    (580)         -          -
Nonvoting Common Stock -
  converted to Voting Common
  Stock                                -         -            -        -          -          -
Common Stock:
  Options exercised                    -         -            -        -          -          -
  Purchase of common shares            -         -            -        -          -          -

Balance, January 2, 1994         465,077  $ 46,508      (81,125) $(8,113)         -    $     -

Net income                             -         -            -        -          -          -
Currency translation loss
  (net of income tax benefit
  of $1,002)                           -         -            -        -          -          -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                  -         -            -        -          -          -
  Shares issued (7.0% dividend
    on shares held in Cone
    Mills escrow account)          5,679       567       (5,679)    (567)         -          -
  Shares received from
    Employee Stock Ownership
    Plan Trustee - Cone Mills
    escrow account               (86,804)   (8,680)      86,804    8,680          -          -
  Shares redeemed                     (4)        -            -        -          -          -
Common Stock:
  Options exercised                    -         -            -        -          -          -
  Purchase of common shares            -         -            -        -          -          -

Balance, January 1, 1995         383,948  $ 38,395            -  $     -          -    $     -

See Notes to Consolidated Financial Statements.

                                                                    Page 46a
FORM 10-K

Item 8. (continued)

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 YEARS ENDED JANUARY 1, 1995, JANUARY 2, 1994 AND JANUARY 3, 1993
                              (amounts in thousands, except share data)



                                    Nonvoting                             Capital in              Currency
                                   Common Stock          Common Stock       Excess    Retained   Translation
                                Shares      Amount     Shares     Amount    of Par    Earnings   Adjustment
Balance, December 29, 1991             -    $    -   11,590,456  $ 1,159   $ 10,731  $  10,196     $      -

Net Income                             -         -            -        -          -     43,390            -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Shares redeemed                      -         -            -        -          -         (5)           -
  Cash dividends paid                  -         -            -        -          -     (1,009)           -
  Shares issued ( 9.70%
    dividend on shares
    outstanding)                       -         -            -        -          -     (5,610)           -
  Shares issued for partial
    funding of 1991
    contribution to Employee
    Stock Ownership Plan               -         -            -        -          -          -            -
  Shares issued to Employee
    Stock Ownership Plan
    Trustee held in Cone Mills
    escrow account                     -         -            -        -          -          -            -
Participating Preferred Stock
  Converted to Common Stock:
    Voting                             -         -    5,118,669      512          -          -            -
    Nonvoting                  1,231,327       123            -        -          -          -            -
Common Stock:
  6,900,000 common shares
    issued in public offering          -         -    6,900,000      690     62,792          -            -
  Options exercised                    -         -    3,200,550      320      7,084          -            -
  Purchase of common shares            -         -     (373,787)     (37)    (5,380)         -            -

Balance, January 3, 1993       1,231,327    $  123   26,435,888  $ 2,644   $ 75,227  $  46,962     $      -

Net income                             -         -            -        -          -     49,603            -
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                  -         -            -        -          -     (3,097)           -
  Shares issued (8.0% dividend
    on shares held in Cone
    Mills escrow account)              -         -            -        -          -          -            -
Nonvoting Common Stock -
  converted to Voting Common
  Stock                       (1,231,327)     (123)   1,231,327      123          -          -            -
Common Stock:
  Options exercised                    -         -      100,000       10        525          -            -
  Purchase of common shares            -         -      (22,432)      (3)      (355)         -            -

Balance, January 2, 1994               -    $    -   27,744,783  $ 2,774   $ 75,397  $  93,468     $      -

Net income                             -         -            -        -          -     34,963            -
Currency translation loss
  (net of income tax benefit
  of $1,002)                           -         -            -        -          -          -       (1,380)
Class A Preferred Stock -
  Employee Stock Ownership
  Plan:
  Cash dividends paid                  -         -            -        -          -     (2,660)           -
  Shares issued (7.0% dividend
    on shares held in Cone
    Mills escrow account)              -         -            -        -          -          -            -
  Shares received from
    Employee Stock Ownership
    Plan Trustee - Cone Mills
    escrow account                     -         -            -        -          -          -            -
  Shares redeemed                      -         -            -        -          -          -            -
Common Stock:
  Options exercised                    -         -       21,000        2        113          -            -
  Purchase of common shares            -         -     (362,162)     (36)    (4,156)         -            -

Balance, January 1, 1995               -    $    -   27,403,621  $ 2,740   $ 71,354  $ 125,771     $ (1,380)

See Notes to Consolidated Financial Statements.

FORM 10-K
Item 8.  (continued)                                                  Page 47

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
              Years Ended January 1, 1995, January 2, 1994 and January 3, 1993
                                    (amounts in thousands)


                                                                        1994       1993       1992
Cash Flows from Operating Activities:
  Net Income                                                         $ 34,963   $ 49,603   $ 43,390
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                       23,269     20,991     19,952
    Employee Stock Ownership Plan expense                                   -          -      1,250
    Gain on sale and writedown of property, plant and equipment, net   (2,519)    (1,657)    (1,670)
    Amortization                                                          777        444        959
    Equity in earnings - unconsolidated affiliate                        (223)      (317)         -
    Dividend received - unconsolidated affiliate                          541          -          -
    Change in assets and liabilities, net of acquisition:
    Decrease (increase) in trade receivables                           (9,577)    13,182     42,050
    Decrease (increase) in inventories                                  5,317     (6,363)    (5,013)
    Decrease (increase) in other assets                                (2,989)    (2,045)       275
    Increase (decrease) in accounts payable and accrued expenses        1,644    (19,299)    14,194
    Increase (decrease) in income taxes payable                             -       (276)    (1,948)
    Increase (decrease) in deferred income taxes                          990      3,771      4,062
    Increase (decrease) in other liabilities                            3,113       (835)    (1,661)

    Net cash provided by operating activities                          55,306     57,199    115,840

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                             (9,572)   (26,103)         -
  Acquisition, net of cash acquired*                                  (57,647)         -          -
  Proceeds from sale of property, plant and equipment                   2,903      4,869      6,423
  Capital expenditures                                                (37,494)   (38,712)   (25,398)

    Net cash used in investing activities                            (101,810)   (59,946)   (18,975)

Cash Flows from Financing Activities:
  Net borrowings (payments)  -  short-term loans                        5,601     (1,554)       353
  Principal payments  -  long-term debt                               (47,606)   (77,307)  (316,655)
  Proceeds from long-term debt borrowings                              94,578     77,746    189,246
  Purchase of outstanding capital stock - Class A Preferred                 -          -    (27,442)
  Purchase of outstanding capital stock - Common                       (2,869)      (358)    (5,417)
  Proceeds from issuance of capital stock - Common                        115        535     70,886
  Dividends paid - Class A Preferred                                   (2,660)    (3,097)    (1,009)

    Net cash provided by (used in) financing activities                47,159     (4,035)   (90,038)

    Net increase (decrease) in cash                                       655     (6,782)     6,827

Cash at Beginning of Period                                               503      7,285        458

Cash at End of Period                                              $    1,158 $      503 $    7,285

* Acquisition, net of cash acquired:
  Working capital, other than cash                                 $   (1,377)
  Property, plant and equipment                                       (23,795)
  Cost in excess of net assets                                        (19,686)
  Other assets                                                        (14,400)
  Long-term debt assumed                                                1,611
    Net cash used to acquire business                              $  (57,647)


See Notes to Consolidated Financial Statements.

FORM 10-K                                                             Page 48

Item 8.  (continued)

                                CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended January 1, 1995, January 2, 1994 and January 3, 1993
                                        (amounts in thousands)



                                                                                1994       1993       1992

Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                                      $  7,703   $  7,125   $ 11,100
  Income taxes, net of refunds                                               $ 17,938   $ 23,926   $ 25,011

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid - Class A Preferred Stock                              $      -   $      -   $  5,610
  Contribution to ESOP - Class A Preferred Stock                                    -          -         40
  Class A Preferred Stock issued                                             $      -   $      -   $  5,650

  Class A Preferred Stock issued to ESOP trustee-Cone Mills escrow account   $      -   $      -   $  7,533
  Stock dividend paid to ESOP trustee for Cone Mills escrow account               567        580          -
  Class A Preferred Stock issued                                             $    567   $    580   $  7,533
  Class A Preferred Stock received from ESOP trustee and
    closure of escrow account                                                $  8,680   $      -   $      -

  Purchase of outstanding capital stock - Common through
    incurrence of accounts payable                                           $  1,323   $      -   $      -

  Nonvoting Common Stock issued                                              $      -   $      -   $    123
  Common Stock issued                                                               -        123        512
  Participating Preferred Stock converted to common stocks                                         $    635
  Nonvoting Common Stock converted to Voting Common Stock                    $      -   $    123

See Notes to Consolidated Financial Statements.

FORM 10-K                                                   Page 49

                 CONE MILLS CORPORATION AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.     Summary of Significant Accounting Policies

            Principles of Consolidation

                  The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts have been eliminated.

            Fiscal Year

                  The Company's fiscal year ends on the Sunday nearest December 31. The years ended January 1, 1995, and January 2, 1994, contained 52 weeks. The year ended January 3, 1993, contained 53 weeks.

            Inventories

                  Substantially all components of textile
                  inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. If current replacement cost had been used for valuing financial statement inventories, that portion of the inventories based on the LIFO method would have been approximately $30,000,000 higher at January 1, 1995, and $20,000,000 higher at January 2, 1994. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $83,000,000 at January 1, 1995, and $86,000,000 at January 2, 1994.

            Investments in Unconsolidated Affiliates

                  Investments in unconsolidated affiliated companies are accounted for by the equity method. The Company's equity in earnings and currency translation adjustments are recorded on a one quarter delay basis.

FORM 10-K                                                   Page 50

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


            Other Assets

                  Other assets consist primarily of the excess of cost over net assets acquired and trade names, which are carried at cost less accumulated amortization. Costs are amortized using the straight-line method over the estimated useful lives of the related assets, not exceeding twenty years.

            Property, Plant and Equipment

                  Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method for financial reporting purposes.

            Capital Stock Redeemed

                  Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Preferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par applicable to common shares and to retained earnings thereafter.

            Deferred Income Taxes

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

FORM 10-K                                                   Page 51

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 2.     Sale of Accounts Receivables

            On August 11, 1992, the Company entered into an agreement with the subsidiary of a major financial institution, which allows the sale without recourse of up to $40 million of an undivided interest in eligible trade receivables. This agreement was amended on June 30, 1994, which made the agreement extendable to August 1997, and allowed the sale of up to $50 million in eligible trade receivables. The Company acts as an agent for the purchaser by performing record keeping and collections function of receivables sold. The cost of receivables sold by the Company is the commercial paper rate plus 55 basis points calculated for the period of time from the sale of a receivable until its payment date. The resulting cost on the sale of receivables is included in cost of sales. Accounts receivable is shown net of $50 million sold at January 1, 1995 and net of $35 million sold at January 2, 1994 under this agreement. Cash flows provided by operating activities for the years 1994, 1993 and 1992 include the sale of accounts receivable of $15 million, $11 million and $24 million, respectively.

Note 3.     Inventory Liquidations

            During 1994, 1993 and 1992, certain inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at lower costs prevailing in prior years. The effect of these liquidations increased net earnings by $218,000 in 1994, $303,000 in 1993 and by $1,076,000 in 1992.

FORM 10-K                                             Page 52

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.     Investments In Unconsolidated Affiliates

            On June 25, 1993, the Company purchased a 20% ownership in Compania Industrial de Parras S.A., ("CIPSA"), the largest denim manufacturer in Mexico. Cost of the initial investment was approximately $24 million. During the fourth quarter of 1994, CIPSA elected to increase capital through the sale of additional shares of capital stock, and the Company retained its 20% ownership level by an additional investment of $6.7 million. The Company accounts for this investment by the equity method.

            The summarized unaudited financial information of CIPSA (100% basis), as adjusted for purchase accounting, is set forth below:

            Financial Information:


                                                  Year Ended    Quarter Ended
                                                 Sept.30,1994   Sept.30, 1993
                                                    (amounts in thousands)
            Income statement data
              Net sales                           $  90,648        $ 23,128
              Gross profit                           17,025           5,669
              Net income                              1,114           1,584
              Company's equity in net income            223             317


                                                 Sept.30,1994   Sept.30, 1993
                                                    (amounts in thousands)
            Balance sheet data
              Current assets                      $  70,310        $ 70,311
              Noncurrent assets                     178,573          87,657
              Current liabilities                   109,409          13,282
              Noncurrent liabilities                 30,242          24,121
              Net assets                            109,232         120,565
              Company's equity in net assets         21,847          24,113

FORM 10-K                                                   Page 53

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      On January 1, 1995, the carrying value of this investment exceeded by approximately $9.2 million the Company's share in CIPSA's net assets calculated using U.S. generally accepted accounting principles before application of purchase accounting. Approximately $2.4 million of the excess relates to differences between historical costs and fair market values of CIPSA's property, plant and equipment. The remainder is the excess of cost over net assets acquired, net of accumulated amortization, of approximately $6.8 million which is being amortized over a life of 25 years by the straight-line method.

      The Company has also signed agreements dated June 25, 1993, with CIPSA providing for the formation of a joint venture company to build and operate a world-class denim manufacturing facility in Parras, Mexico. The partners plan to invest a total of approximately $50 million, with each partner providing 50% of this investment. The joint venture has signed a credit agreement with a Mexican bank for approximately $63 million of debt financing. This debt is not guaranteed by Cone Mills Corporation or CIPSA. Expenditures on the joint venture began in the third quarter of 1993 and as of January 1, 1995 the Company had invested $5.0 million.

      In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. If an exchange rate of 4.94 had been used in the Company's financial statements, the currency translation adjustment would have been a $7.8 million (net of income tax benefit) reduction of stockholders' equity at the end of 1994.

Note 5.   Acquisition

      On December 2, 1994, the Company completed the closing of the acquisition of substantially all of the assets of M.P.M. Transportation, Inc., successor by merger with Golding Industries, Inc. Golding was merged into M.P.M. Transportation, Inc. as of the day immediately preceding the closing. Golding conducted a commission printing operation in Marion, South Carolina that was also known

FORM 10-K                                                   Page 54

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      as the Raytex Division("Raytex"). Raytex prints primarily wide fabrics used in home furnishings, including comforters and bedspreads. The assets purchased consist primarily of a printing plant and related real property, equipment, inventories and receivables.

      The acquisition was accounted for using the purchase method. The purchase price was approximately $63.6 million, consisting of cash in the amount of $57.6 million and assumption of net liabilities of $6.0 million. The excess of the purchase price over the fair value of net assets acquired was $19.7 million. The fair value of net assets acquired included other intangible assets of $14.4 million.

      Raytex's results of operations have been included in the 1994 consolidated financial statements from date of acquisition. The unaudited proforma results of operations for the fiscal years 1994 and 1993, assuming the acquisition occurred as of the beginning of the respective periods, follows:

                                                       1994          1993
                                                     (amounts in thousands,
                                                       except share data)

      Net sales                                     $ 845,915     $ 818,495
      Income before cumulative effect of
        accounting change                              37,902        50,126
      Net income                                       36,674        50,126
      Earnings per common share-fully diluted:
        Income before cumulative effect of
          accounting change                            $ 1.27        $ 1.70
        Net income                                       1.22          1.70

FORM 10-K                                                   Page 55

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6.     Other Assets

        Other assets consist of the following:

                                                             1994       1993
                                                         (amounts in thousands)

        Excess of cost over net assets acquired           $ 19,863    $   177
        Trade names                                         14,317         17
        Other intangible assets                              6,838      3,875
                                                          $ 41,018    $ 4,069
        Less accumulated amortization                      ( 2,567)    (1,788)
          Net intangible assets                           $ 38,451    $ 2,281
        Other assets                                           352        890
          Total other assets                              $ 38,803    $ 3,171

Note 7.     Notes Payable

      The Company's real estate subsidiary had unsecured notes payable outstanding of $8,700,000 and $5,099,000 for 1994 and 1993, respectively. These funds are borrowed pursuant to a $15,000,000 bank credit agreement with interest rates, at the borrower's option, of LIBOR plus 2% or the prime rate. The availability of funds under this credit agreement is based upon capital invested in real estate inventory. At January 1, 1995, the Company also had outstanding unsecured notes payable of $2,000,000 at an interest rate of 6.65%.

Note 8.     Sundry Accounts Payable and Accrued Expenses

            Sundry accounts payable and accrued expenses
            consist of the following:
                                              1994        1993
                                          (amounts in thousands)
          Accrued salaries, wages
            and commissions                $ 14,414    $ 15,062
          Checks issued in excess
            of deposits                      10,811      12,185
          Other                              14,656      16,984
                                           $ 39,881    $ 44,231

FORM 10-K                                                Page 56

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Long-Term Debt

         Long-term debt consists of the following:

                                                      January 1, 1995
                                                      Current
                                           Total      Maturity     Long-Term
                                                  (amounts in thousands)
      8% Senior Note                    $  75,000        $   -     $  75,000
      Revolving Credit Agreement           49,000            -        49,000
      Capital Lease Obligation              1,610          155         1,455
      Industrial Revenue Bonds                757          224           533
      Other                                   155           35           120
                                        $ 126,522        $ 414     $ 126,108

                                                      January 2, 1994
                                                      Current
                                           Total      Maturity     Long-Term
                                                  (amounts in thousands)
      8% Senior Note                    $  75,000        $   -     $  75,000
      Revolving Credit Agreement                -            -             -
      Industrial Revenue Bonds              1,231          474           757
      Other                                 1,708          293         1,415
                                        $  77,939        $ 767     $  77,172

      Financing arrangements effective August 13, 1992 include a ten year $75 million 8% Senior Promissory Note and a
      three year $60 million Revolving Credit Agreement.   On
      November 18, 1994, the Revolving Credit Agreement was amended to $80 million and extended to August 13, 1997. Annual principal payments of $10.7 million are required by the Senior Note, beginning August 1996, with the remaining principal amount due August 2002. Borrowings under the Revolving Credit Agreement are at floating rates, determined by either the prime rate, CD Rate, or LIBOR, at the Company's option, plus a margin determined by the Company's capital structure or through a competitive bid. On January 1, 1995, the Company had borrowings under the Revolving Credit Agreement at interest rates ranging from 6.19% to 6.63%.

      The financing agreements contain certain covenants regarding the operations and financial condition of the Company. The Company was in compliance with all loan covenants on January 1, 1995. The total amount of unused capacity under the Revolving Credit Agreement at January 1, 1995, was $31 million.

FORM 10-K                                             Page 57

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      In December of 1994, the Company assumed a capital lease obligation of $1.6 million in connection with the acquisition of substantially all of the assets of Golding Industries, Inc. Golding entered into this lease in June of 1994 with a lease term of five years and an effective interest rate of 10.27%. Equipment with a net book value of $3.6 million secures the lease and is included in property, plant and equipment. Aggregate future minimum lease payments of $2.0 million consist of the present value of mininum payments of $1.6 million and interest expense of $.4 million. Future minimum capital lease payments are: 1995, $237,000; 1996, $472,000; 1997,
      $472,000; 1998, $472,000; and 1999, $355,000.

      The Company's industrial revenue bond obligations are at interest rates ranging from 70% to 84% of prime rate and have maturities through 1999.

      The Company also has a long-term obligation of $155,000 at 7% per annum with maturities through 1998.

      Annual maturities of long-term debt, excluding the capital lease obligation, for each of the next five fiscal years are:

                       1995       $   259,000
                       1996        10,901,000
                       1997        59,878,000
                       1998        10,881,000
                       1999        10,850,000

FORM 10-K                                             Page 58

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.    Retirement Plans

      The Company maintains noncontributory defined benefit pension plans covering substantially all employees. The plan covering salaried employees provides pension benefits based on years of service and average compensation for the highest five consecutive years during the last ten years of service. Plans covering hourly employees and long distance drivers provide benefits based on compensation for each year of service. Pension expense related to these plans was $4,100,000 in 1994, $2,445,000 in 1993 and $1,807,000 in 1992. The
      Company's funding policy is to make annual contributions of amounts that are deductible for income tax purposes. Assets of the pension plans are primarily invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds.

            Net periodic pension costs for 1994, 1993, and 1992 included the following components:

                                             1994     1993      1992
                                               (amounts in thousands)
      Service cost, benefits
        earned during period               $ 2,144  $ 1,284   $ 1,194
      Interest cost on projected
        benefit obligation                   1,752    1,180       686
      Actual loss (return) on assets            93     (571)     (262)
      Net amortization and deferral            111      552       189

                                           $ 4,100  $ 2,445   $ 1,807


            Assumptions used in determining the periodic pension cost of the pension plans are as follows:

                                              1994     1993       1992
      Discount rate                            7.5%     8.5%       8.5%

      Average rate of increase
       in compensation levels                  4.0      4.0        4.5

      Expected long-term rate of
        return on assets                       8.5      9.0        8.0

FORM 10-K                                                           Page  59

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



        The following table sets forth the pension plans' funded status and amounts recognized in the Company's consolidated balance sheets at January 1,
        1995 and January 2, 1994:

                                                          1994                      1993
                                                  Assets     Accumulated    Assets     Accumulated
                                                  Exceed      Benefits      Exceed      Benefits
                                                Accumulated    Exceed     Accumulated    Exceed
                                                 Benefits      Assets      Benefits      Assets
                                                              (amounts in thousands)

Actuarial present value of accumulated benefit
  obligation  -  vested portion                  $  9,449     $  4,511     $  5,415      $  2,472

Actuarial present value of accumulated benefit
  obligation  -  nonvested portion                  1,261          174          649            20

Accumulated benefit obligation - total             10,710        4,685        6,064         2,492

Additional amounts related to projected
  compensation levels                              12,202        1,068        8,377           133

Total actuarial projected benefit obligation
  for service rendered to date                     22,912        5,753       14,441         2,625

Less:  Plan assets at fair value                   11,624        1,749        8,168           159

Projected benefit obligation in excess of
   plan assets                                    (11,288)      (4,004)      (6,273)       (2,466)

Unrecognized net actuarial loss,
  difference in assumptions and actual
  experience                                       15,067        1,111        7,879           176

Unrecognized prior service cost (income)           (1,164)         651         (543)          (28)

Initial unrecognized net liability
  at date of adoption, being recognized
  over 14-16 years                                    364          752          512           756

Adjustment to recognize minimum liability
  through recording an intangible asset                 -       (1,446)           -          (734)

Pension related assets (liabilities) included
  in the consolidated balance sheets             $  2,979     $ (2,936)    $  1,575      $ (2,296)


    Assumptions used in determining the funded status of the pension plans (shown above) are as follows:

                                                     1994         1993

        Discount rate                                 8.0 %        7.5 %

        Average rate of increase in
          compensation levels                         5.0          4.0

FORM 10-K                                             Page 60

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Listed below are the Company's five defined contribution plans which cover substantially all employees.

      1.  The 1983 Employee Stock Ownership Plan ("ESOP")
      2.  The Supplemental Retirement Plan ("SRP")
      3.  The Supplemental Retirement Plan - Hourly ("SRP Hourly")
      4.  The Employee Equity Plan ("EEP")
      5.  The Employee Equity Plan - Hourly ("EEP Hourly")

      The Company discontinued contributions to the ESOP after 1992. The ESOP is subject to a floor offset arrangement in conjunction with the Company's defined benefit plans with respect to pension benefits earned for service after 1983. Under the floor offset arrangement, retirement benefits earned after 1983 under the Company's three defined benefit pension plans are offset by the actuarial equivalent pension value of a portion of participants' ESOP accounts.

      The 401(k) Program consists of the EEP, EEP Hourly, SRP and the SRP Hourly plans. Participants of the Program may contribute from 2% to 15% of their annual compensation to their respective SRP or to their respective EEP, or their contributions may be divided between the two plans. The Company makes matching cash contributions of 25% to both SRP plans, and 50% to both EEP plans. The Company does not match employee contributions in excess of 6% of the employee's annual compensation.

      Expenses for the defined contribution plans are shown
      below:
                               1994           1993           1992
                                       (amounts in thousands)

      ESOP                    $    -        $     -        $ 1,250
      EEP (combined)           1,090            544          1,174
      SRP (combined)             630            631          1,149

      The 1992 EEP and SRP expenses include a special discretionary contribution made by the Company.

FORM 10-K                                             Page 61

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11.    Postretirement Benefits Other Than Pensions

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

      The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," ("FAS 106"), as of the beginning of the 1993 fiscal year. FAS 106 requires accrual of the cost of providing postretirement benefits during the employees' active service periods. The Company's accumulated postretirement benefit obligation ("APBO") at the time of adoption was $4,598,000 and is being amortized to expense over a 20-year transition period. Prior to 1993, the Company recognized retiree health care expense when the benefits were paid. The effect of the change in accounting policy was to reduce net income for 1993 by $405,000.

      The periodic expense for postretirement benefits included
      the following components:
                                                          1994     1993
                                                     (amounts in thousands)
      Service cost for benefits earned
         during the year                                 $ 113     $ 188
      Interest cost on accumulated
         benefit obligation                                197       379
      Amortization of the unrecognized net gain           (130)        -
      Amortization of transition obligation                230       230
      Total expense                                      $ 410     $ 797

      Postretirement benefit cost recognized in 1992 under the Company's prior accounting policy was $277,000.

FORM 10-K                                             Page  62

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The actuarial and recorded liabilities for postretirement benefits, none of which have been funded, are as follows:

                                                          1994      1993
                                                      (amounts in thousands)

      Accumulated postretirement benefit obligation:
        Retirees                                        $   571   $   743
        Fully eligible active plan participants             703       967
        Other active plan participants                    1,466     2,242
               Total                                    $ 2,740   $ 3,952
      Plus unrecognized gain                              2,149     1,080
      Less unrecognized transition obligation             4,138     4,368
        Accrued postretirement benefit cost             $   751   $   664

      For measurement purposes, a 13% annual rate of increase in per capita health care costs of covered benefits was assumed for 1995, with such rate of increase gradually declining to 5.5% in 2003. Increasing the assumed health care cost trend rate by 1 percentage point would increase the accumulated postretirement benefit obligation at January 1, 1995 by $297,000 and increase net periodic postretirement benefit expense by approximately $42,000 in 1994. The accumulated postretirement benefit obligation was computed using an assumed discount rate of 8% for 1994 and 7% for 1993.

Note 12.    Postemployment Benefits

      The Company provides health care benefits (in excess of Medicare) and life insurance benefits for certain disabled employees and health care continuation coverage for former employees as mandated by law. Presently, the Company pays a portion of the actual costs of these benefits.

      The Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits", as of the beginning of the 1994 fiscal year. This statement requires an accrual method of recognizing postemployment benefits rather than recording an expense when paid. The cumulative effect of this accounting change, included in first quarter 1994 earnings, resulted in a one-time charge to income of $2,000,000 and a reduction in net income of $1,228,000. Additional annual expenses resulting from the implementation of this accounting statement were insignificant.

FORM 10-K                                                          Page 63

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Income Taxes

     The following tables present the provision for income taxes, the components of income tax expense from continuing operations, a reconciliation of the statutory U.S. income tax rate to the effective income tax rate, and the components and items comprising net deferred income tax liability.

     Provision (Credit) for Income Taxes (in thousands)

                                                                     1994      1993      1992

     Continuing operations                                        $ 19,764  $ 29,884 $  24,782
     Discontinued operations                                           276         -         -
     Extraordinary item                                                  -         -    (1,212)
     Cumulative effect of accounting change                           (772)        -         -
     Stockholders' equity, currency translation adjustment          (1,002)        -         -

     Total provision                                              $ 18,266  $ 29,884 $  23,570

     Components of Income Tax Expense from Continuing Operations (in thousands)

                                1994                         1993                          1992
                      Current  Deferred  Total   Current  Deferred   Total    Current   Deferred   Total

     Federal         $ 15,928 $ 1,145 $ 17,073  $ 22,303   $ 3,470 $ 25,773  $ 17,447   $ 3,511 $ 20,958
     State and local    2,350     341    2,691     3,810       301    4,111     3,273       551    3,824

     Total provision $ 18,278 $ 1,486 $ 19,764  $ 26,113   $ 3,771 $ 29,884  $ 20,720   $ 4,062 $ 24,782

     Reconciliation to Effective Tax Rate from Continuing Operations  1994      1993      1992

     Statutory U. S. tax rate                                         35.0 %    35.0 %    34.0 %
     State income taxes, net of federal benefit                        3.2       3.4       3.6
     Tax benefit from foreign sales corporation                       (2.3)     (1.9)     (1.4)
     Impact on deferred taxes from federal tax rate increase             -       2.1       -
     Other                                                            (0.3)     (1.0)     (0.9)

     Total effective tax rate                                         35.6 %    37.6 %    35.3 %


     Components of Net Deferred Income Tax Liability (in thousands)   1994      1993      1992

     Deferred income tax liabilities                              $ 75,391  $ 75,160  $ 73,731
     Deferred income tax assets                                    (10,454)  (11,213)  (13,555)

     Net deferred income tax liability                            $ 64,937  $ 63,947  $ 60,176

     No valuation allowance has been provided due to scheduled reversals of deferred tax liabilities sufficient to offset scheduled reversals of deferred tax assets.

     Items Comprising Net Deferred Income Tax Liability (in thousands)   1994      1993      1992

     Property, plant & equipment - principally depreciation           $ 38,804  $ 37,538  $ 37,239
     Inventories                                                        32,313    32,853    31,557
     Other - net                                                        (6,180)   (6,444)   (8,620)

     Net deferred income tax liability                                $ 64,937  $ 63,947  $ 60,176

FORM 10-K                                                   Page 64

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.    Common Stock Offering and Conversion of
            Participating Preferred Stock

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

Note 15.    Capital Stock

      All Class A Preferred Stock is held by the Cone Mills Corporation 1983 ESOP except shares which were held in escrow and shares held by former participants who elected to receive shares in a distribution of account balances. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock of $100 per share plus accrued and unpaid dividends.

      Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established on March 31 for the succeeding dividend period, and is determined by an independent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually, and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot exceed 13% per annum or be less than 7% per annum. Dividends on Class A Preferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates for Class A Preferred Stock were 7.0% for 1995, 7.0% for 1994 and 8.0% for 1993.

FORM 10-K                                             Page 65

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

      Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of the Company by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The redemption price shall be paid in cash or by delivery of shares of the Company's Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at the Company's option; provided, however, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock was determined to be $99.78 per share at January 1, 1995.

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

FORM 10-K                                             Page 66

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

FORM 10-K                                             Page 67

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of holders of Common Stock.

Note 16.    Stock Option Plan

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

      The Company has in effect the 1992 Stock Option Plan that permits the granting of options to purchase up to 2,000,000 shares of Common Stock. This plan is substantially identical to the 1984 Stock Option Plan.
      On February 18, 1993, incentive stock option grants to purchase 500,000 shares of Common Stock at $15.625 per share were made. On November 9, 1994, nonqualified stock option grants to purchase 410,000 shares of common stock at $12.00 per share were made. The 1993 and 1994 option grants have a term of ten years and are exercisable, on a cumulative basis, at a rate of 20% in each twelve month period, beginning six months after the date of grant; however, the 1994 options provide that no more than fifty percent (50%) of the shares granted can be exercised in any one calendar year. The 1994 nonqualified option grants have the income tax benefit reimbursement feature.

      On May 10, 1994, the shareholders approved the Company's 1994 Stock Option Plan for non-employee directors which allows the grant of options to purchase an aggregate of 100,000 shares of common stock. A grant of one thousand (1,000) shares is issued on the fifth business day after each annual meeting to each of the non-employee directors. The option price is the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Options granted under the Plan are nonqualified stock option grants with a term of seven years. Grants of 6,000 shares were made on May 17, 1994, at $12.875 per share.

FORM 10-K                                                   Page 68

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      A summary of activity under the plans follows:

1984 Stock Option Plan:
Option price per share          $ 5.25      $ 6.50
Outstanding at 1/3/93           190,200     111,800
Canceled                        ( 3,000)          -
Exercised                       (92,000)     (8,000)
Outstanding at 1/2/94            95,200     103,800
Exercised                       (17,000)     (4,000)
Outstanding at 1/1/95            78,200      99,800

1992 Stock Option Plan:
Option price per share                                 $15.625    $12.00
Granted 2/18/93                                        500,000
Outstanding 1/2/94                                     500,000
Granted 11/9/94                                                   410,000
Canceled                                                (8,000)         -
Outstanding at 1/1/95                                  492,000    410,000

1994 Stock Option Plan:
Option price per share                                                     $12.875
Granted 5/17/94                                                              6,000
Outstanding at 1/1/95                                                        6,000

Options exercisable
  at 1/1/95                      78,200      45,900    196,800          -    6,000


Note 17.    Leases, Commitments and Repairs and Maintenance

      The Company has various leases accounted for as operating leases. Rent expense was $ 5,132,000, $5,053,000 and $4,465,000 for 1994, 1993, and 1992, respectively.
      Future minimum rental payments required under lease agreements are $4,289,000 for 1995, $3,755,000 for 1996,
      $2,268,000 for 1997, $1,911,000 for 1998, $1,550,000 for
      1999 and thereafter $1,431,000. Aggregate future minimum rental payments total $15,204,000. Commitments for improvements of and additions to property, plant and equipment were approximately $3,100,000 at January 1, 1995. Operating costs and expenses include repairs and maintenance costs of $34,622,000, $34,680,000 and
      $32,239,000 for 1994, 1993 and 1992, respectively.

FORM 10-K                                                            Page 69

                                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 18.    Earnings Per Share


                                                      1994               1993               1992
                                                          Fully              Fully              Fully
                                                Primary  Diluted   Primary  Diluted   Primary  Diluted
                                                    (amounts in thousands, except per share data)


Income from continuing operations             $ 35,752 $ 35,752  $ 49,603 $ 49,603  $ 45,399 $ 45,399
  Less:  Class A Preferred dividends            (2,688)  (2,688)   (2,795)  (2,795)   (4,560)  (4,560)

Adjusted income from continuing operations      33,064   33,064    46,808   46,808    40,839   40,839

Gain on disposal - discontinued operations         439      439         -        -         -        -

Adjusted income  before extraordinary item and
  cumulative effect of accounting change        33,503   33,503    46,808   46,808    40,839   40,839

Extraordinary Item                                   -        -         -        -    (2,009)  (2,009)

Cumulative effect of accounting change          (1,228)  (1,228)        -        -         -        -

Adjusted net income                           $ 32,275 $ 32,275  $ 46,808 $ 46,808  $ 38,830 $ 38,830


Weighted average common shares outstanding      27,728   27,728    27,694   27,694    19,421   19,421
Common share equivalents from assumed
  exercise of outstanding options, less
  shares assumed repurchased                       106      106       192      200     4,864    5,049

Weighted average common shares and
  common share equivalents outstanding          27,834   27,834    27,886   27,894    24,285   24,470

Earnings per common share and
  common share equivalent:
  Income from continuing operations             $ 1.19   $ 1.19    $ 1.68   $ 1.68    $ 1.68   $ 1.67
  Income before extraordinary item and
    cumulative effect of accounting change      $ 1.20   $ 1.20    $ 1.68   $ 1.68    $ 1.68   $ 1.67
  Extraordinary item                                 -        -         -        -      (.08)    (.08)
  Cumulative effect of accounting change          (.04)    (.04)        -        -         -        -
  Net income                                    $ 1.16   $ 1.16    $ 1.68   $ 1.68    $ 1.60   $ 1.59




  Primary and fully diluted earnings per share have been computed by dividing the net earnings available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding.

  Common shares issued June 18, 1992 have been included from date of issue.

FORM 10-K                                                   Page 70

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 19.    Segment Information and Major Customers

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

      The Company has no foreign operations. Sales to unaffiliated foreign customers, principally in Europe, were 17.6% of sales from continuing operations in 1994, 17.2% in 1993 and 16.1% in 1992. Cone has one
      unaffiliated customer which accounted for more than 10% of consolidated sales from the Apparel Fabrics segment. Sales to this customer, as a percentage of sales from continuing operations, were 33.9% in 1994, 35.3% in 1993 and 37.9% in 1992. At January 1, 1995, this customer had an outstanding accounts receivable balance with the Company of approximately $17.9 million. The Company has not incurred any losses in past years related to this customer's accounts receivable.

      Operating profit for each segment is total revenue less operating expenses applicable to that segment. General corporate expenses, interest, income taxes, gains from discontinued operations, extraordinary items and cumulative effect of accounting changes are not included in segment operating income. General corporate expenses include certain executive officers salaries, legal expenses, bank fees and charitable contributions. Intersegment sales and transfers are considered insignificant. Corporate assets include cash, administrative facilities, deferred charges, and miscellaneous receivables.

FORM 10-K
                                                         Page 71
Item 8.  (continued)

                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment Information

The Company operates in two major industry segments:  products for apparel and home furnishings.
Sales, operating income, identifiable assets, depreciation and capital expenditures for these segments are as follows:

                                               1994       1993       1992
                                                 (amounts in thousands)
   Sales
      Apparel                              $ 600,477  $ 575,800  $ 520,019
      Home Furnishings                       205,690    193,430    185,411
         Total                             $ 806,167  $ 769,230  $ 705,430

   Operating income
      Apparel                              $  47,498  $  68,828  $  67,382
      Home Furnishings                        18,970     19,470     16,317
                                              66,468     88,298     83,699

   General corporate expenses                  3,865      2,699      5,201
   Interest expense - net                      7,310      6,429      8,317
   Other income                                 (223)      (317)       -
                                              10,952      8,811     13,518

   Income from continuing operations
      before income taxes                  $  55,516  $  79,487  $  70,181

   Operating Margin
      Apparel                                    7.9 %     12.0 %     13.0 %
      Home Furnishings                           9.2       10.1        8.8
         Total                                   8.2 %     11.5 %     11.9 %


   Identifiable Assets
      Apparel                              $ 324,223  $ 295,832  $ 268,872
      Home Furnishings                       182,510    113,780    104,039
      Corporate                               17,344     16,227     20,888
      Discontinued Operations                      -      5,772      8,149
         Total                             $ 524,077  $ 431,611  $ 401,948

   Depreciation
      Apparel                              $  17,913  $  16,518  $  14,634
      Home Furnishings                         4,122      3,376      2,893
      Corporate                                1,234      1,097      1,026
         Total                             $  23,269  $  20,991  $  18,553

   Capital Expenditures
      Apparel                              $  25,234  $  28,083  $  17,590
      Home Furnishings                         9,077      8,927      5,993
      Corporate                                3,183      1,702      1,815
         Total                             $  37,494  $  38,712  $  25,398

FORM 10-K                                                   Page 72

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20.    Litigation and Contingencies

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

FORM 10-K                                             Page 73

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      Company increased outstanding Class A Preferred Stock by $8.7 million. The increase in outstanding Class A Preferred Stock was offset by a contra stockholders' equity account labeled "Class A Preferred Stock held in escrow." These escrow account transactions did not have an effect upon net income or stockholders' equity of the Company.

      On May 6, 1994, the Court of Appeals, sitting en banc, affirmed the prior conclusion of a panel of three of its judges, and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs can establish detrimental reliance creating estoppel of the Company.

      Additional proceedings are under way in the District Court on the issue of detrimental reliance and other issues related to whether the Plaintiffs can prevail on remand. For that reason, and because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

      Because judgment of the District Court was reversed, the escrowed stock and letter of credit were ordered released by order of the District Court entered July 22, 1994. Subsequent to the court's order, the stock was redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions had an effect on net income or stockholders' equity.

FORM 10-K                                             Page 74

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 21.    Discontinued Operations

      The Company adopted a plan to discontinue and liquidate its corduroy and other bottomweight continuous piece-dyed fabrics product line in December 1991. During 1992 and 1993 the Company continued to accommodate customers, liquidate inventory, and collect receivables. Revenues for 1993 and 1992 were $4,814,000 and $62,036,000, respectively. Actual losses for 1993 and 1992 were consistent with the estimates provided for these years, and no gain nor additional loss was recognized for these periods. On January 4, 1994, the Company completed the sale of all remaining assets identified with discontinued operations. Proceeds from this sale of inventories were $3,500,000 and resulted in net income of $439,000. This transaction concluded the Company's 1991 Plan for Discontinued Operations.

Note 22.    Fair Value of Financial Instruments and Derivatives

      The Company has estimated the fair value amounts of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", using market information and appropriate valuation methodologies. The valuation of long-term debt is based on current rates for similar debt maturities that the Company expects it could obtain in present financial markets. It is estimated that the carrying value of all of the Company's financial instruments, including long-term debt, approximated fair value at January 1, 1995 and January 2, 1994.

      The Company purchases cotton futures for the purpose of managing its raw material costs. On January 1, 1995, no cotton futures were held by the Company, and for each of the fiscal years presented gains or losses charged to cost of sales have been less than $200,000. In addition to cotton, from time to time the Company hedges foreign currency transactions and interest rates.

FORM 10-K                                                          Page 75

Item 8.  (continued)
                            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23.  Quarterly Financial Data (unaudited)

        Summarized quarterly financial data for years 1994 and 1993:

                                                                          Quarters Ended
                                                             Apr. 3,    Jul. 3,    Oct. 2,    Jan. 1,
                                                              1994       1994       1994       1995
                                                                 (in thousands, except per share)

     Net sales                                             $ 195,919  $ 201,662  $ 203,475  $ 205,111
     Gross profit (1)                                         36,536     36,232     33,722     33,936
     Income from operations                                   17,583     16,905     14,790     13,325
     Income from continuing operations                        10,025      9,847      8,559      7,321

     Gain on discontinued operations                             439          -          -          -
     Income before cumulative effect of accounting change     10,464      9,847      8,559      7,321
     Cumulative effect of accounting change                   (1,228)         -          -          -

     Net income                                            $   9,236  $   9,847  $   8,559  $   7,321

     Per share data (fully diluted):
     Income from continuing operations                     $     .34  $     .33  $     .28  $     .24
     Income before cumulative effect of accounting change  $     .35  $     .33  $     .28  $     .24
     Net income                                            $     .31  $     .33  $     .28  $     .24

     Weighted average shares outstanding                      27,866     27,858     27,853     27,760

     Common stock prices*
        High                                                  17 1/4     14 5/8     14 7/8     13 1/2
        Low                                                   13 1/2     12         12 3/8     11 1/8

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

     Common stock prices*
        High                                                  19 5/8     19 1/4     18         17 5/8
        Low                                                   13 3/8     15 7/8     14 5/8     14 3/8


     The number of holders of record of the Company's Common Stock as of February 23, 1995 was 572.

     *New York Stock Exchange Composite Tape.

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

FORM 10-K                                             Page 76

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

            None.

FORM 10-K                                                   Page 77


                                PART III

Item 10.    Directors and Executive Officers of the Registrant.

Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement dated April 6, 1995, prepared for the Annual Meeting of Shareholders to be held on May 9, 1995, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.


Item 11.    Executive Compensation.

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement dated April 6, 1995, prepared for the Annual Meeting of Shareholders to be held on May 9, 1995, and is hereby incorporated by reference.


Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement dated April 6, 1995, prepared for the Annual Meeting of Shareholders to be held on May 9, 1995, and is hereby incorporated by reference.


Item 13.    Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement dated April 6, 1995, prepared for the Annual Meeting of Shareholders to be held on May 9, 1995, and is hereby incorporated by reference.

FORM 10-K                        PART IV                     Page 78

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

(a)(1) The following financial statements of the Registrant are presented in Item 8 on pages 42 through 75 hereof.

         Report of Independent Auditor

         Consolidated Statements of Operations for the Years
         Ended January 1, 1995, January 2, 1994, and January 3,
         1993

         Consolidated Balance Sheets as of January 1, 1995 and
         January 2, 1994

         Consolidated Statements of Stockholders' Equity for the Years Ended January 1, 1995, January 2, 1994, and
         January 3, 1993

         Consolidated Statements of Cash Flows for the Years
         Ended January 1, 1995, January 2, 1994, and January 3,
         1993

         Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 80 through 81 hereto.

         Report of Independent Auditor relating to Schedule II

         Schedule II - Valuation and Qualifying Accounts

         All other schedules specified under Regulation S-X are omitted because they are not applicable, not required or the information required appears in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits. Exhibits to this report are listed on the accompanying Index to Exhibits.

(b)      Reports on Form 8-K

         (1) On December 19, 1994, the Registrant filed a Current Report on Form 8-K, dated December 2, 1994, with respect to the acquisition of substantially all of the assets of M.P.M. Transportation, Inc., a wholly owned subsidiary of Lancer Industries, Inc . and successor by merger with Golding Industries, Inc. ("Golding").

FORM 10-K                                             Page 79


      (2) On February 13, 1995, the Registrant filed a Current Report on Form 8-K/A, Amendment No. 1 to Current Report of Form 8-K, dated December 2, 1994. The Form 8-K/A included: (i) Golding's unaudited consolidated financial statements as of September 30, 1994 and for the nine months ended September 30, 1994 and September 30, 1993, (ii) Golding's audited consolidated financial statements as of December 31, 1993 and for the year ended December 31, 1993 and (iii) pro forma consolidated financial information as of October 2, 1994, for the thirty-nine weeks ended October 2, 1994 and for the year ended January 2, 1994.

      (3) On March 1, 1995, the Registrant filed a Current Report on Form 8-K dated March 1, 1995, in connection with its underwritten public offering of 8-1/8% Debentures due March 15, 2005 ("Debentures") to provide the information included in Items 7 and 8 of this Form 10-K as well as certain exhibits.

      (4)   On March 8, 1995, the Registrant filed a Current
            Report on Form 8-K, dated March 8, 1995, to provide certain exhibits in connection with its underwritten public offering of Debentures.

FORM 10-K                                                   Page 80




                         McGLADREY & PULLEN, LLP

              CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



      INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

      Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subject to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.







                                    McGladrey & Pullen, LLP




Greensboro, North Carolina
February 10, 1995

FORM 10-K                                                        Page  81

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                     SCHEDULE II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
              Years Ended January 1, 1995,  January 2, 1994  and  January 3, 1993
                                   (amounts in thousands)


Column A                         Column B           Column C           Column D       Column E
                                                   Additions
                                  Balance       (1)         (2)
                                    at       Charged to  Charged to                    Balance
                                 beginning   costs and     other                       at end
Description                      of period    expenses    accounts    Deductions      of period

January 1, 1995
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts               $  3,000     $    232    $      -      $    232 (a)    $ 3,000

  Inventory reserves                  393 (b)        -           -           348 (b)(c       45
  Reserve for future losses (b)     1,227            -           -         1,227 (c)          -


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


(a)  Represents bad debts charged off.

(b)  Represents reserves for discontinued operations (Note 21).

(c)  Represents reserves charged to costs and expenses.