Form 10-Q
period 1995-04-02
CONE MILLS CORP
filed 1995-05-15
CIK 23304

Page 1 of 36
                                      Index to Exhibits-Pages 28-34


                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(Mark One)
   [ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 2, 1995

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

Number of shares of common stock outstanding as of May 1, 1995: 27,380,409 shares.

FORM 10-Q

                           CONE MILLS CORPORATION

                                    INDEX
                                                                     Page
                                                                     Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statements of Income
               Thirteen weeks ended April 2, 1995
               and April 3, 1994 (Unaudited) . . . . . . . . . . . . . . .3

          Consolidated Balance Sheets
               April 2, 1995 and April 3, 1994
               (Unaudited) and January 1, 1995 . . . . . . . . . . . .4 & 5

          Consolidated Statements of Stockholders' Equity
               Thirteen weeks ended April 2, 1995
               and April 3, 1994 (Unaudited) . . . . . . . . . . . . . . .6

          Consolidated Statements of Cash Flows
               Thirteen weeks ended April 2, 1995
               and April 3, 1994 (Unaudited) . . . . . . . . . . . . . . .7

          Notes to Consolidated Financial Statements
               (Unaudited) . . . . . . . . . . . . . . . . . . . . . . . .8

Item 2.   Managements's Discussion and Analysis of
          Financial Condition and Results of Operations. . . . . . . . . 17


PART II.       OTHER INFORMATION

Item 1.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . 25

Item 6.   Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . 26

FORM 10-Q
PART I
Item 1.

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME

                     (amounts in thousands, except per share data)

                                                                            Thirteen        Thirteen
                                                                           Weeks Ended     Weeks Ended
                                                                          April 2, 1995   April 3, 1994
                                                                           (Unaudited)     (Unaudited)

Net Sales                                                                   $  226,205      $  195,919

Operating Costs and Expenses:
  Cost of sales                                                                185,948         153,581
  Selling and administrative                                                    20,827          18,953
  Depreciation                                                                   7,201           5,802

                                                                               213,976         178,336

Income from Operations                                                          12,229          17,583

Other Income (Expense):
  Interest income                                                                  225              88
  Interest expense                                                              (3,001)         (2,205)

                                                                                (2,776)         (2,117)

Income from Continuing Operations before Income Taxes and
  Equity in Earnings (Loss) of Unconsolidated Affiliates                         9,453          15,466

Income Taxes                                                                     3,304           5,540

Income from Continuing Operations before Equity in
  Earnings (Loss) of Unconsolidated Affiliates                                   6,149           9,926

Equity in Earnings (Loss) of Unconsolidated Affiliates                          (2,515)             99

Income from Continuing Operations                                                3,634          10,025

Gain on Disposal - Discontinued Operations - (Net of
  income tax of $276)                                                                -             439

Income before Cumulative Effect of Accounting Change                             3,634          10,464

Cumulative Effect of Accounting Change for Postemployment
  Benefits - (Net of income tax benefit of $772)                                     -          (1,228)

Net Income                                                                  $    3,634      $    9,236

Income Available to Common Shareholders:
  Income from Continuing Operations                                         $    2,962      $    9,353
  Income before Cumulative Effect of Accounting Change                      $    2,962      $    9,792
  Cumulative Effect of Accounting Change                                             -          (1,228)
  Net Income                                                                $    2,962      $    8,564

Earnings Per Share - Fully Diluted:
  Income from Continuing Operations                                         $      .11      $      .34
  Income before Cumulative Effect of Accounting Change                      $      .11      $      .35
  Cumulative Effect of Accounting Change                                             -            (.04)
  Net Income                                                                $      .11      $      .31

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                                 27,465          27,866

See Notes to Consolidated Financial Statements.

FORM 10-Q

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

             (amounts in thousands, except share and par value data)

                                                           April 2,     April 3,     January 1,
            ASSETS                                           1995         1994         1995
                                                         (Unaudited)  (Unaudited)      (Note)
   Current Assets:
      Cash                                               $     912    $   1,880    $   1,158

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000              95,833       53,388       56,654

      Inventories:
        Greige and finished goods                           82,684       79,790       83,377
        Work in process                                     15,995       16,098       15,796
        Raw materials                                       23,026       20,914       19,973
        Supplies and other                                  31,151       29,639       30,274

                                                           152,856      146,441      149,420

      Other current assets                                   7,558        7,719        6,007

          Total Current Assets                             257,159      209,428      213,239

   Investments in Unconsolidated Affiliates                 32,148       27,919       34,294

   Other Assets                                             39,718        5,232       38,803



   Property, Plant and Equipment:
      Land                                                  20,090       20,559       20,662
      Buildings                                             79,253       72,306       79,418
      Machinery and equipment                              293,101      245,342      284,401
      Other                                                 31,435       26,744       30,581

                                                           423,879      364,951      415,062

        Less accumulated depreciation                      184,073      163,905      177,321

            Property, Plant and Equipment-Net              239,806      201,046      237,741




                                                         $ 568,831    $ 443,625    $ 524,077

   Note:  The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                  (amounts in thousands, except share and par value data)

                                                               April 2,     April 3,    January 1,
              LIABILITIES AND STOCKHOLDERS' EQUITY              1995         1994         1995
                                                             (Unaudited)  (Unaudited)    (Note)
Current Liabilities:
   Notes payable                                            $   8,210     $       -    $  10,700
   Current maturities of long-term debt                           414           482          414
   Accounts payable - trade                                    37,380        27,285       38,430
   Sundry accounts payable and accrued expenses                41,891        36,810       39,881
   Income taxes payable                                         3,756         5,176            -
   Deferred income taxes                                       28,188        28,224       28,148

      Total Current Liabilities                               119,839        97,977      117,573

Long-Term Debt                                                172,629        87,433      126,108

Deferred Items:
   Deferred income taxes                                       37,753        35,883       36,789
   Other deferred items                                         6,215         5,695        6,727

                                                               43,968        41,578       43,516



Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 383,948
    shares; 1994, 470,756 shares and 383,948 shares
    - Employee Stock Ownership Plan                            38,395        47,075       38,395
  Class A Preferred Stock held in escrow (1994, 86,804 shares       -        (8,680)           -
  Class B Preferred Stock - no par value; authorized
    5,000,000 shares                                                -             -            -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,380,409 shares;
    1994, 27,747,021 shares and 27,403,621 shares               2,738         2,775        2,740
  Capital in excess of par                                     71,090        75,397       71,354
  Retained earnings                                           126,743       100,070      125,771
  Currency translation adjustment                              (6,571)            -       (1,380)

              Total Stockholders' Equity                      232,395       216,637      236,880



                                                            $ 568,831     $ 443,625    $ 524,077

Note:  The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

FORM 10-Q

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THIRTEEN WEEKS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                         (amounts in thousands, except share data)
                                        (Unaudited)

                                                 Class A Preferred             Class A Preferred
                                                       Stock                    Stock - Escrow
                                                Shares       Amount          Shares        Amount

Balance, January 1, 1995                       383,948    $   38,395              -    $        -
Net income                                           -             -              -             -
Currency translation loss (net
  of income tax benefit of $3,262)                   -             -              -             -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -              -             -
  Shares Redeemed                                    -             -              -             -
Common Stock:
  Options exercised                                  -             -              -             -
  Purchase of common shares                          -             -              -             -

Balance, April 2, 1995                         383,948    $   38,395              -    $        -



                                                 Class A Preferred             Class A Preferred
                                                       Stock                    Stock - Escrow
                                                Shares       Amount          Shares        Amount

Balance, January 2, 1994                       465,077    $   46,508        (81,125)   $   (8,113)
Net income                                           -             -              -             -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -              -             -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)           5,679           567         (5,679)         (567)
Common Stock:
  Options exercised                                  -             -              -             -
  Purchase of common shares                          -             -              -             -

Balance, April 3, 1994                         470,756    $   47,075        (86,804)   $   (8,680)


See Notes to Consolidated Financial Statements.

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  THIRTEEN WEEKS ENDED APRIL 2, 1995 AND APRIL 3, 1994
                       (amounts in thousands, except share data)
                                     (Unaudited)

                                                                                       Capital in                    Currency
                                                                Common Stock             Excess       Retained      Translation
                                                            Shares        Amount         of Par       Earnings      Adjustment

Balance, January 1, 1995                                  27,403,621     $  2,740       $ 71,354     $ 125,771      $  (1,380)
Net income                                                         -            -              -         3,634              -
Currency translation loss (net
  of income tax benefit of $3,262)                                 -            -              -             -         (5,191)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                              -            -              -        (2,662)             -
  Shares Redeemed                                                  -            -              -             -              -
Common Stock:
  Options exercised                                            4,000            1             25             -              -
  Purchase of common shares                                  (27,212)          (3)          (289)            -              -

Balance, April 2, 1995                                    27,380,409     $  2,738       $ 71,090     $ 126,743     $   (6,571)



                                                                                       Capital in
                                                                Common Stock             Excess       Retained
                                                            Shares        Amount         of Par       Earnings

Balance, January 2, 1994                                  27,744,783     $  2,774       $ 75,397     $  93,468
Net income                                                         -            -              -         9,236
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                              -            -              -        (2,634)
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                             -            -              -             -
Common Stock:
  Options exercised                                            4,000            1             26             -
  Purchase of common shares                                   (1,762)           -            (26)            -

Balance, April 3, 1994                                    27,747,021     $  2,775       $ 75,397     $ 100,070

See Notes to Consolidated Financial Statements.
                                              Page 6a

FORM 10-Q

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             (amounts in thousands)

                                                                      Thirteen        Thirteen
                                                                     Weeks Ended     Weeks Ended
                                                                    April 2, 1995   April 3, 1994
                                                                     (Unaudited)     (Unaudited)

Cash Flows (Used In) Provided By Operating Activities                 $  (24,312)     $    6,801

Cash Flows from Investing Activities:
  Capital expenditures                                                    (9,640)         (6,937)
  Other                                                                   (6,464)           (730)

    Net cash used in investing activities                                (16,104)         (7,667)

Cash Flows from Financing Activities:
  Principal payments  -  long-term debt                                  (97,056)        (20,602)
  Proceeds from long-term debt borrowings                                 48,000          30,578
  Proceeds from debentures issued                                         99,831               -
  Other                                                                  (10,605)         (7,733)

    Net cash provided by financing activities                             40,170           2,243

    Net (decrease) increase in cash                                         (246)          1,377

Cash at Beginning of Period                                                1,158             503

Cash at End of Period                                                 $      912      $    1,880



Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                               $    4,817      $    3,542
  Income taxes, net of refunds                                        $   (1,338)     $     (798)

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid to ESOP trustee for Cone escrow account         $        -      $      567
  Class A Preferred Stock issued                                      $        -      $      567



See Notes to Consolidated Financial Statements.

FORM 10-Q

                   CONE MILLS CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                April 2, 1995




Note 1.    Basis of Financial Statement Preparation

          The Cone Mills Corporation (the "Company") condensed consolidated financial statements for April 2, 1995 and April 3, 1994 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at April 2, 1995, January 1, 1995 and April 3, 1994 and the related consolidated statements of income, stockholders' equity and cash flows for the thirteen weeks ended April 2, 1995 and April 3, 1994. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

          These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1994.

          Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at April 2, 1995 and April 3, 1994 and related consolidated statements of income for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Sale of Accounts Receivable

          The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement, dated August 11, 1992, and amended June 30, 1994, is extendable to August 1997. Accounts receivable is shown net of $26 million sold at April 2, 1995, net of $40 million sold at April 3, 1994, and net of $50 million sold at January 1, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include a decrease of $24 million and an increase of $5 million for the thirteen weeks ended April 2, 1995 and April 3, 1994, respectively.

Note 3.   Investments in Unconsolidated Affiliates

          Investments in unconsolidated affiliated companies are accounted for by the equity method. The Company's equity in earnings (including foreign currency transaction losses) and currency translation adjustments are recorded on a one quarter delay basis.

          In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. The devaluation of the peso created foreign currency transaction losses, related to debt denominated in U.S. dollars, for Compania Industrial de Parras S.A., ("CIPSA"). The Company recognized a $2.4 million loss as its pro rata share in its first quarter 1995 income statement.

          During the first quarter of 1995 the peso continued to devalue versus the U.S. dollar creating additional foreign currency transaction losses related to CIPSA's U.S. dollar denominated debt. These losses will be recognized on a pro-rata basis in the

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Company's second quarter 1995 income statement. The specific dollar effect on income that these U.S. dollar denominated debt transactions will have on the Company's second quarter earnings will not be known until CIPSA releases first quarter U.S. GAAP operating results. On April 2, 1995, the peso was trading at 6.78 pesos per U.S. dollar.

          If an exchange rate of 6.78 had been used in the Company's financial statements, the currency translation adjustment would have been a $12.4 million (net of income tax benefit) reduction (rather than $6.6 million at April 2, 1995) of stockholders' equity at the end of the first quarter of 1995.


Note 4.   Long-Term Debt

          On March 15, 1995 the Company completed the sale of $100 million 8-1/8% Debentures through an underwritten public offering. The unsecured debentures are due March 15, 2005, and are not redeemable prior to maturity. Interest is payable semiannually each March 15 and September 15. Proceeds were used to repay all outstanding borrowings under the Revolving Credit Facility and for general corporate purposes. In early 1995, considering the uncertainty in the bond market, the Company entered into an interest rate hedge contract to fix the interest rate on the debentures. The contract was terminated in conjunction with the pricing of the debentures at a cost of $4.3 million. Amortization of the loss on the interest rate hedge and original issue discount, both over a 10-year life, will result in an 8.57% effective rate for the issue.

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          The total Revolving Credit Facility of $80 million remains available for future working capital requirements. At April 2, 1995 and April 3, 1994, long-term debt consisted of the following:

                                                         April 2, 1995
                                                           Current
                                                Total      Maturity    Long-Term
                                                    (amounts in thousands)

8% Senior Note                               $  75,000     $     -     $  75,000
8-1/8% Debentures                               95,577           -        95,577
Capital Lease Obligation                         1,610         155         1,455
Industrial Revenue Bonds                           701         224           477
Other                                              155          35           120

Total                                        $ 173,043     $   414     $ 172,629

                                                         April 3, 1994
                                                           Current
                                                Total      Maturity    Long-Term
                                                    (amounts in thousands)

8% Senior Note                               $  75,000     $     -     $  75,000
Real Estate Credit Facility                     11,578           -        11,578
Industrial Revenue Bonds                         1,150         449           701
Other                                              187          33           154

Total                                        $  87,915     $   482     $  87,433


Note 5.         Class A Preferred Stock

   The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1996.

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.         Stock Option Plans

1984 Stock Option Plan:

Option price per share           $ 5.25     $ 6.50
Outstanding at 1/2/94             95,200    103,800
Exercised                              -     (4,000)
Outstanding at 4/3/94             95,200     99,800
Exercised                        (17,000)         -
Outstanding at 1/1/95             78,200     99,800
Exercised                              -     (4,000)
Outstanding at 4/2/95             78,200     95,800

1992 Stock Option Plan:

Option price per share                                  $15.625     $12.00
Outstanding 1/2/94                                      500,000
Outstanding 4/3/94                                      500,000
Canceled                                                 (8,000)
Granted 11/9/94                                               -    410,000
Outstanding at 1/1/95                                   492,000    410,000
Canceled                                                (35,000)         -
Outstanding at 4/2/95                                   457,000    410,000

1994 Stock Option Plan:

Option price per share                                                       $12.875
Granted 5/17/94                                                                6,000
Outstanding at 4/2/95                                                          6,000

Options exercisable
  at 4/2/95                       78,200     68,850     182,800          -     6,000


FORM 10-Q
Item 1.   (continued)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Earnings Per Share

                                            Thirteen                   Thirteen
                                           Weeks Ended                Weeks Ended
                                          April 2, 1995              April 3, 1994
                                                    Fully                      Fully
                                       Primary      Diluted       Primary      Diluted
                                        (amounts in thousands, except per share data)

Income from continuing
  operations                         $  3,634      $  3,634      $ 10,025      $ 10,025
 Less:  Class A Preferred
        dividends                        (672)         (672)       (  672)       (  672)
Adjusted income from
 continuing operations               $  2,962      $  2,962      $  9,353      $  9,353
Gain on disposal -
 discontinued operations                    -             -           439           439
Adjusted income before
 cumulative effect of
 accounting change                      2,962         2,962         9,792         9,792
Cumulative effect of
 accounting change                          -             -        (1,228)       (1,228)

Adjusted net income                  $  2,962      $  2,962      $  8,564      $  8,564

Weighted average common
 shares outstanding                    27,380        27,380        27,746        27,746
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                               85            85           120           120

Weighted average common
 shares and common share
 equivalents outstanding               27,465        27,465        27,866        27,866

Earnings per common
 share and common share
 equivalent:
 Income from continuing
   operations                        $    .11      $    .11      $    .34      $    .34
 Income before cumulative
   effect of accounting
   change                            $    .11      $    .11      $    .35      $    .35
 Cumulative effect of
   accounting change                        -             -          (.04)         (.04)
Net income                           $    .11      $    .11      $    .31      $    .31

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      Primary and fully diluted earnings per share have been computed by dividing the net earnings available to common stockholders by the sum of the weighted average number of common shares outstanding, plus common share equivalents resulting from the assumed exercise of stock options using the treasury stock method.


Note 8.      Litigation and Contingencies

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

      On May 6, 1994, the Court of Appeals, sitting en banc, affirmed the prior conclusion of a panel of three of its judges, and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of any detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

      On April 19, 1995, the District Court granted a motion by the Company for summary judgment on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The

FORM 10-Q

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      District Court, however, granted Plaintiffs motion to amend the complaint insofar as they seek to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

      On May 3, 1995, Plaintiffs filed their amended complaint. The Company will file its answer together with a motion for summary judgment in its favor on the basis that there is no genuine issue of material fact to be tried.
      Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

      Because the original judgment of the District Court was reversed, the escrowed stock and letter of credit were ordered released by order of the District Court entered July 22, 1994. Subject to the court's order, the stock was redeemed, the offsetting contra account eliminated and letter of credit terminated. None of these escrow transactions had an effect on net income or stockholders' equity.

FORM 10-Q

Item 2.
                           MANAGEMENTS' DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter Ended April 2, 1995 Compared with First Quarter
Ended April 3, 1994.

For the first quarter of 1995, the Company experienced strong demand for basic apparel fabrics which was partially offset by weaker markets in home decorative fabrics. Net sales for the first quarter of 1995 were $226.2 million, up 15.5% as compared with first quarter 1994 net sales of $195.9 million. Excluding the results of the recently acquired Raytex and Greeff operations, net sales were up 11.0%. Export sales for both periods accounted for approximately 17% of total sales. General economic conditions during the first quarter of 1995 were mixed as retail sales of consumer durables weakened and demand for apparel products was lower than expected except for jeanswear which experienced strong retail offtake. The denim industry operated at full capacity during first quarter 1995. For comparison, during the later half of 1993 and first quarter of 1994, the denim industry operated at less than capacity as excess inventories in the softgoods pipeline were reduced.

Net income for the first quarter of 1995 was $3.6 million compared with $9.2 million for the first quarter of 1994. However, 1995 earnings were negatively affected by a $2.5 million non-cash after tax charge on Mexican affiliates related primarily to the peso devaluation. The devaluation of the peso created foreign currency transaction losses, related to debt denominated in U.S. dollars, for Compania Industrial de Parras S.A., ("CIPSA"). Income for the first quarter of 1994 was increased by a gain of $.4 million, arising from the final disposal of assets of the Company's discontinued operations, and reduced by $1.2 million from the cumulative effect of adoption of SFAS NO. 112. Net income after preferred dividends was $.11 per share, or $.20 per share, excluding Mexican affiliates' losses, as compared with net income of $.31 per share last year or $.35 per share before SFAS No. 112.

Gross profit (net sales less cost of sales and depreciation) declined to 14.6 percent of sales as compared with 18.6 percent of sales for the first quarter of 1994. This decline

FORM 10-Q
resulted from the inability to pass on higher cotton costs through increased pricing, lower margins in home furnishings operations and, to a much lesser extent, higher depreciation and amortization costs associated with the Company's growth initiatives.

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the first quarters of 1995 and 1994.

                                              First Quarter
                                      1995                      1994
                                       (Dollar amounts in millions)
NET SALES
   Apparel                   $  170.3      75.3%       $  146.0      74.5%
   Home Furnishings              55.9      24.7            49.9      25.5
      Total                  $  226.2     100.0%       $  195.9     100.0%

OPERATING INCOME (1)
   Apparel                   $    8.9       5.3%       $   12.8       8.7%
   Home Furnishings               3.8       6.8             5.5      11.0

   (1)   Operating income excludes general corporate expenses.
         Percentages reflect operating income as a percentage of segment net sales.

     Apparel Fabrics. Sales of apparel fabrics were $170.3 million, up 16.6% as compared with year-ago levels. The increase came from stronger sales of both basic denims and specialty sportswear fabrics. Sales increases resulted from higher unit volume. Average prices for basic denim and shirtings increased only slightly as mix changes offset price increases. Apparel segment profit margins declined to 5.3% of sales as compared with 8.7% of sales for the first quarter of 1994. The decrease was caused primarily by the large unrecovered increase in cotton costs, partially offset by increased volume and improved capacity utilization as denim plants operated at full capacity.

     Export sales for the apparel segment, primarily denims, were $37.3 million for first quarter 1995, up 16.7% as compared with first quarter 1994.

FORM 10-Q

     Home Furnishings. Sales of the home furnishings segment increased by 12.0% to $55.9 million as the effect of the Raytex, Greeff and David and Dash acquisitions were partially offset by fashion weaknesses in demand for the Company's decorative print products.

     Home furnishings profit margins declined to 6.8 percent as compared with 11.0 percent for the first quarter of 1994. This decline resulted from a combination of lower sales volume at John Wolf, lower levels of capacity utilization and less favorable mix at Cone Finishing, and higher chemical and start-up costs associated with growth initiatives at the Olympic Products division.

Total Company selling and administrative expenses decreased as a percent of sales from 9.7% for the first quarter 1994 to 9.2% for the most recent quarter as the Company benefited from the leverage on sales growth. Selling and administrative expenses for the first quarter of 1995 were $20.8 million, up 9.9% from the first quarter of 1994.

Interest expense for the first quarter of 1995 increased $.8 million compared with the first quarter of 1994, primarily the result of higher borrowing levels associated with acquisitions.

Income taxes as a percent of taxable income were 35.0% in the first quarter of 1995 compared with 35.8% for the 1994 period.
Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of American (the "Term Loan"), its 8 1/8% Debentures due March 15, 2005 (the "Debentures"), issued on March 15, 1995 as described below, and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty.

FORM 10-Q

On March 15, 1995, the Company completed the sale of $100,000,000 of Debentures through an underwritten public offering. A portion of the proceeds were used to repay all outstanding borrowings under the Revolving Credit Facility. Amounts repaid under the Revolving Credit Facility will remain available for future borrowings. On April 2, 1995, the Company had funds available of $104.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

During the first quarter of 1995, the Company used $24.3 million of funds in its operating activities as $14.0 million of cash provided by net income before non-cash losses in Mexican affiliates, depreciation and amortization charges, was more than offset by increases of $38.0 million in working capital requirements, primarily accounts receivable as discussed below. During the period amounts sold under the Receivables Purchase Agreement were reduced by $24.0 million. Additional uses of cash include capital spending of $9.6 million, investment of $7.2 million to support growth initiatives, primarily the joint venture in Mexico, and the preferred stock dividend of $2.7 million. Funding came primarily from the $100,000,000 of debentures sold in March of 1995.

During the first quarter of 1994, the Company generated $6.8 million in funds from operating activities including $15.0 million from net income adjusted for depreciation, amortization and earnings in Mexican affiliates, partially offset by increased working capital requirements, primarily reductions of accounts payable and accrued expenses and increases in trade receivables. Major uses of cash during this period included $6.9 million for capital expenditures, $2.6 million for preferred stock dividends and $1.4 million for its Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings to support working capital needs.

On April 2, 1995, the Company's long-term capital structure consisted of $172.6 million of long-term debt, including the Term Loan and Debentures, and $232.4 million of stockholders' equity. For comparison, on April 3, 1994 the Company had $87.4 million of long-term debt and $216.6 million of stockholders' equity. Long-term debt as a percent of long-term debt and stockholders' equity was 43% on April 2, 1995, compared with 29% on April 3, 1994.

FORM 10-Q

The Company accounts for investments in unconsolidated affiliated companies using the equity method on a one quarter delay basis. In December 1994, the Mexican government devalued the peso and allowed it to trade freely against the U.S. dollar resulting in a substantial decline in the value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. Based on the change in exchange rates, the Company's stockholder equity was reduced by $5.2 million as a currency translation adjustment in the first quarter of 1995. On April 2, 1995, the peso was trading at 6.78 pesos per U.S. dollar. If an exchange rate of
6.78 had been used in the Company's financial statements, the currency translation adjustment would have been an additional $5.8 million (net of income tax benefit) reduction of stockholders' equity at the end of the first quarter of 1995.

Accounts receivable on April 2, 1995, were $95.8 million, up $42.4 million from $53.4 million at April 3, 1994. At the end of the 1995 period, the Company had sold $26 million of accounts receivable, compared with $40 million at April 3, 1994. In addition, the increase in receivables was a result of the increased sales level in the 1995 period and fewer payments from customers in advance of due date. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 50 days of sales outstanding at April 2, 1995 and 45 days at April 3, 1994.

Inventories on April 2, 1995, were $152.9 million, up 4.4% from the April 3, 1994 amount of $146.4 million.

Capital spending in 1995 is expected to be $62 million, including $15 million for a new jacquard plant. Other projects include new weaving machines that replace 1970's vintage weaving machines, additional dyeing capacity to increase production flexibility, an additional screen printing machine and approximately $6 million for computers, software and information systems. Capital spending for the first quarter of 1995 was $9.6 million compared with $6.9 million for the first quarter of 1994. In addition to capital expenditures, the Company expects to spend approximately $22 million for completion of its investment in the Mexican joint venture plant of which $5.2 million was spent in the first quarter of 1995.

FORM 10-Q

Financial Outlook and Strategy

Beginning in 1992 and through late 1993, Cone benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While first half 1994 sales did not grow due to short-term denim inventory adjustments in the softgoods pipeline, second half 1994 and first quarter 1995 operations experienced accelerated growth. In addition to this cyclical improvement, Company management believes that demographic trends and other market developments continue to present favorable long-term opportunities for sales growth.

Net income was lower in the first quarter of 1995 than in the first quarter of 1994 as a result of the sharp increase in cotton costs not recovered in pricing, the peso devaluation and weak fashion demand for decorative prints. Second quarter 1995 results are expected to be affected by high cotton costs, additional peso devaluation and the weak decorative print markets. However, management believes there is opportunity for price improvement in the second half of 1995. The currency transaction losses related to the decline of the peso in the first quarter of 1995 and CIPSA dollar denominated debt will be recognized on a pro rata basis in the Company's second quarter 1995 income statement. The specific dollar effect on income that these U.S. dollar denominated debt transactions will have on the Company's second quarter earnings will not be known until CIPSA releases first quarter U.S. GAAP operating results.

In addition to the Company's plans to maintain modern manufacturing facilities through capital reinvestment, the Company has set priorities for the use of cash flow and debt capacity. Cone's first priority is international denim manufacturing and marketing opportunities. In 1993, the Company purchased a 20% ownership of CIPSA, and signed agreements with CIPSA providing for the formation of a joint venture denim manufacturing facility. Cone's second priority for cash flow and debt capacity is acquisitions in related home furnishings product lines. The acquisition of Raytex and Greeff are results of this strategy. The Company also from time to time reviews and will continue to review acquisitions and other investment opportunities (some of which may be material to the Company) that permit Cone to add value through

FORM 10-Q
its manufacturing and marketing expertise. However, the Company currently has no agreement, arrangement or understanding to make any such acquisition or investment.

Other potential uses of cash include additional common stock repurchases, the reduction of outstanding preferred stock, or cash dividends, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 2.5 million shares of the Company's outstanding common stock in market transactions. As of May 1, 1995, 385,400 shares had been repurchased in open market transactions and future repurchase decisions will be based on the Company's expected capital structure, alternative investment opportunities, and the market price of the common stock.

The Company believes its internally generated operating funds and funds available under its existing credit facilities, will be sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future.

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

Legal Proceedings

In November 1988 certain former employees of the Company instituted a class action suit against the Company and certain other defendants in which the plaintiffs ("Plaintiffs") asserted a variety of claims related to the 1983 ESOP and certain other employee benefit plans maintained by the Company. In March 1992 the United States District Court in Greenville, South Carolina entered a judgment in the amount of $15.5 million (including an attorneys' fees award) against the Company with respect to an alleged promise to make additional Company contributions to the 1983 ESOP and all claims unrelated to the alleged promise were dismissed. The Company,

FORM 10-Q
certain individual defendants and the Plaintiffs appealed.

On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

On April 19, 1995, the District court granted a motion by the Company for summary judgement on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they seek to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

On May 3, 1995, Plaintiffs filed their amended complaint. The Company will file its answer together with a motion for summary judgement in its favor on the basis that there is no genuine issue of material fact to be tried. Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

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

      On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

      On April 19, 1995, the District Court granted a motion by the Company for summary judgment on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they seek to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

FORM 10-Q

      On May 3, 1995, Plaintiffs filed their amended complaint. The Company will file its answer together with a motion for summary judgment in its favor on the basis that there is no genuine issue of material fact to be tried.
      Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company intends to continue to defend this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

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

(b)   Report on Form 8-K

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

FORM 10-Q

     (3) On March 1, 1995, the Registrant filed a Current Report on Form 8-K dated March 1, 1995, in connection with its underwritten public offering of 8-1/8% Debentures due March 15, 2005 ("Debentures") to provide the information subsequently included in Items 7 and 8 of the Registrant's Form 10-K for the fiscal year ended January 1, 1995, as well as certain exhibits.

     (4)  On March 8, 1995, the Registrant filed a Current
          Report on Form 8-K, dated March 8, 1995, to provide certain exhibits in connection with its underwritten public offering of Debentures.

FORM 10-Q
                              INDEX TO EXHIBITS

Exhibit                                                           Sequential
  No.       Description                                            Page No.

* 2.1       Receivables Purchase Agreement dated
            as of August 11, 1992, between the
            Registrant and Delaware Funding
            Corporation filed as Exhibit 2.01 to
            the Registrant's report on Form 8-K
            dated August 13, 1992.

* 2.1(a)    Amendment to Receivables Purchase
            Agreement dated April 4, 1994, between
            the Registrant and Delaware Funding
            Corporation filed as Exhibit 2.1 to
            the Registrant's report on Form 8-K
            dated March 1, 1995.

* 2.1(b)    Amendment to Receivables Purchase
            Agreement dated June 7, 1994, between
            the Registrant and Delaware Funding
            Corporation filed as Exhibit 2.2 to
            the Registrant's report on Form 8-K
            dated March 1, 1995.

* 2.1(c)    Amendment to Receivables Purchase
            Agreement dated as of June 30, 1994,
            between the Registrant and Delaware
            Funding Corporation filed as Exhibit
            2.1 to the Registrant's report on
            Form 10-Q for the quarter ended
            July 3, 1994.

* 2.1(d)    Amendment to Receivables Purchase
            Agreement dated as of November 15, 1994, between the Registrant and Delaware
            Funding Corporation filed as Exhibit
            2.4 to the Registrant's report on
            Form 8-K dated March 1, 1995.

* 2.2(a)    Investment Agreement dated as of
            June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
            Garcia Muriel, and Cone Mills
            Corporation, with following exhibits
            thereto attached, filed as Exhibit 2.2(a) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993:

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                           Sequential
  No.       Description                                            Page No.

* 2.2(b)    Commercial Agreement dated as of June
            25, 1993, among Compania Industrial de
            Parras, S.A. de C.V., Cone Mills
            Corporation and Parras Cone de Mexico,
            S.A., filed as Exhibit 2.2(b) to
            Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

* 2.2(c)    Guaranty Agreement dated as of June 25,
            1993, between Cone Mills Corporation and
            Compania Industrial de Parras, S.A. de
            C.V., filed as Exhibit 2.2(c) to
            Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
* 2.2(d)    Joint Venture Agreement dated as of
            June 25, 1993, between Compania
            Industrial de Parras, S.A. de C.V., and
            Cone Mills (Mexico), S.A. de C.V. filed as
            Exhibit 2.2(d) to Registrant's report on Form 10-Q for the quarter ended
            July 4, 1993.

* 2.2(e)    Joint Venture Registration Rights
            Agreement dated as of June 25, 1993,
            among Parras Cone de Mexico, S.A.,
            Compania Industrial de Parras, S.A. de
            C.V. and Cone Mills (Mexico),
            S.A. de C.V. filed as Exhibit 2.2(e)
            to Registrant's report on Form 10-Q
            for the quarter ended July 4, 1993.

* 2.2(f)    Parras Registration Rights Agreement
            dated as of June 25, 1993, between Compania
            Industrial de Parras, S.A. de C.V. and
            Cone Mills Corporation filed as Exhibit
            2.2(f) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

* 2.2(g)    Support Agreement dated as of June 25,
            1993, among Cone Mills Corporation, Sr.
            Rodolfo L. Garcia, Sr. Rodolfo Garcia
            Muriel and certain other person listed
            herein ("private stockholders") filed
            as Exhibit 2.2(g) to Registrant's
            report on Form 10-Q for the quarter
            ended July 4, 1993.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                           Sequential
  No.       Description                                            Page No.

* 2.3       Asset Purchase Agreement dated as
            of December 2, 1994 between the
            Registrant, Lancer Industries, Inc.
            and M.P.M. Transportation, Inc.,
            filed as Exhibit 2 to the Registrant's
            Current Report on Form 8-K dated
            December 2, 1994.

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

* 4.3(a) Letter Agreement dated September 11, 1992, amending the Note Agreement dated August 13,
            1992, between the Registrant and The
            Prudential Insurance Company of America
            filed as Exhibit 4.2 to the Registrant's report on Form 8-K dated March 1, 1995.

* 4.3(b)    Letter Agreement dated July 19, 1993,
            amending the Note Agreement dated
            August 13, 1992, between the Registrant
            and The Prudential Insurance Company of
            America filed as Exhibit 4.3 to the
            Registrant's report on Form 8-K dated
            March 1, 1995.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                           Sequential
  No.       Description                                            Page No.

* 4.3(c)    Letter Agreement dated June 30, 1994,
            amending the Note Agreement dated
            August 13, 1992, between the Registrant
            and The Prudential Insurance Company of
            America filed as Exhibit 4.4 to the
            Registrant's report on Form 8-K dated
            March 1, 1995.

* 4.3(d) Letter Agreement dated November 14, 1994, amending the Note Agreement dated
            August 13, 1992, between the Registrant
            and The Prudential Insurance Company of
            America filed as Exhibit 4.5 to the
            Registrant's report on Form 8-K dated
            March 1, 1995.

* 4.4       Credit Agreement dated as of August 13,
            1992, among Cone Mills Corporation,
            the banks listed therein and Morgan
            Guaranty Trust Company of New York,
            as Agent, with form of note attached
            filed as Exhibit 4.02 to the Registrant's report on Form 8-K dated August 13, 1992.

* 4.4(a)    Amended and Restated Credit Agreement
            dated November 18, 1994, among the
            Registrant, various banks and Morgan
            Guaranty Trust Company of New York,
            as Agent, filed as Exhibit 4.1
            to the Registrant's report on Form 8-K
            dated March 1, 1995.

* 4.5       Specimen Class A Preferred Stock
            Certificate, filed as Exhibit 4.5
            to the Registrant's Registration
            Statement on Form S-1(File No. 33-46907).

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

* 4.8       The 401(k) Program of Cone Mills
            Corporation, amended and restated
            effective December 1, 1994,filed as
            Exhibit 4.8 to the Registrant's
            report on Form 10-K for year ended
            January 1, 1995.

* 4.9       Cone Mills Corporation 1983 ESOP as
            amended and restated effective
            December 1, 1994, filed as Exhibit 4.9
            to the Registrant's report on Form 10-K
            for year ended January 1, 1995.

* 4.10      Indenture dated as of February 14,
            1995, between Cone Mills Corporation
            and Wachovia Bank of North Carolina,
            N.A. as Trustee, filed as Exhibit 4.1
            to Registrant's Registration Statement
            on Form S-3 (File No. 33-57713)

* 4.11      Form of 8 1/8% Debenture in aggregate
            principal amount of $100,000,000 due
            March 15, 2005, filed as Exhibit 4.11
            to the Registrant's report on Form 10-K
            for the year ended January 1, 1995.

*10.1       Employees' Retirement Plan of Cone
            Mills Corporation as amended and
            restated effective December 1, 1994,
            filed as Exhibit 10.1 to the Registrant's report on Form 10-K for the year ended
            January 1, 1995.

*10.2       Supplemental Executive Retirement Plan
            of Registrant filed as Exhibit 10.5 to
            the Registrant's Registration
            Statement on Form S-1
            (File No. 33-28040).

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                            Sequential
  No.       Description                                             Page No.

*10.3       Excess Benefit Plan of Registrant filed
            as Exhibit 10.6 to the Registrant's
            Registration Statement on Form S-1
            (File No. 33-28040).

*10.4       1984 Stock Option Plan of Registrant
            filed as Exhibit 10.7 to the Registrant's
            Registration Statement on Form S-1
            (File No. 33-28040).

*10.5       Form of Nonqualified Stock Option
            Agreement under 1984 Stock Option Plan
            of Registrant filed as Exhibit 10.8 to
            the Registrant's Registration Statement
            on Form S-1 (File No. 33-28040).

*10.6 Form of Incentive Stock Option Agreement under 1984 Stock Option Plan of
            Registrant filed as Exhibit 10.9 to the
            Registrant's Registration Statement on
            Form S-1 (File No. 33-28040).

*10.7       1992 Stock Option Plan of Registrant
            filed as Exhibit 10.9 to the Registrant's
            Report on Form 10-K for the year ended
            December 29, 1991.

*10.8 Form of Incentive Stock Option Agreement under 1992 Stock Option Plan filed as
            Exhibit 10.10 to the Registrant's report on Form 10-K for the year ended
            January 3, 1993.

*10.9       1994 Stock Option Plan for Non-
            Employee Directors of Registrant filed
            as Exhibit 10.9 to Registrant's report
            on Form 10-K for the year ended
            January 2, 1994.

*10.10      Form of Non-Qualified Stock Option
            Agreement under 1994 Stock Option
            Plan for Non-Employee Directors of
            Registrant filed as Exhibit 10.10 to
            Registrant's report on Form 10-K for
            the year ended January 2, 1994.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                           Sequential
  No.       Description                                            Page No.

*10.11      Management Incentive Plan of the
            Registrant filed as Exhibit 10.11(b) to
            Registrant's report on Form 10-K for the year ended January 3, 1993.

*10.12      Consulting Agreement between Dewey L.
            Trogdon and the Registrant dated
            November 10, 1994, filed as Exhibit 10.12 to the Registrant's report on Form 10-K for the year ended January 1, 1995.

*10.13 Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.14 to the Registrant's Registration Statement on
            Form S-1 (File No. 33-46907).

*10.14      First Amendment to Supply Agreement
            dated as of April 15, 1992, between the
            Registrant and Levi Strauss dated as of
            March 30, 1992, filed as Exhibit 10.15
            to Registrant's Registration Statement
            on Form S-1 (No. 33-46907).

*10.15      Underwriting Agreement dated March 8,
            1995 between the Registrant and J. P.
            Morgan Securities, Inc., NationsBanc
            Capital Markets, Inc. and Prudential
            Securities Incorporated filed as
            Exhibit 10.15 to the Registrant's
            report on Form 10-K for the year ended
            January 1, 1995.

 27         Financial Data Schedule                                        36


* Incorporated by reference to the statement or report indicated.

FORM 10-Q


                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CONE MILLS CORPORATION
                                                (Registrant)





Date  May 15, 1995                           JOHN L. BAKANE
                                             John L. Bakane
                                             Executive Vice President and
                                             Chief Financial Officer