Form 10-Q
period 1995-07-02
CONE MILLS CORP
filed 1995-08-11
CIK 23304

Page 1 of 64
                                Index to Exhibits-Pages 31-36

                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 2, 1995

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

Number of shares of common stock outstanding as of August 1, 1995: 27,380,409 shares.

FORM 10-Q

                  CONE MILLS CORPORATION

                           INDEX
                                                    Page
                                                    Number

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statements of Income
           Thirteen and twenty-six weeks ended
           July 2, 1995 and July 3, 1994 (Unaudited)  . .3

        Consolidated Balance Sheets
           July 2, 1995 and July 3, 1994
           (Unaudited) and January 1, 1995  . . . . .4 & 5

        Consolidated Statements of Stockholders' Equity
           Twenty-six weeks ended July 2, 1995
           and July 3, 1994 (Unaudited)   . . . . . . . .6

        Consolidated Statements of Cash Flows
           Twenty-six weeks ended July 2, 1995
           and July 3, 1994 (Unaudited)   . . . . . . . .7

        Notes to Consolidated Financial Statements
           (Unaudited)  . . . . . . . . . . . . . . . . .8

Item 2. Managements's Discussion and Analysis of
        Financial Condition and Results of Operations . 18


PART II.   OTHER INFORMATION

Item 1. Legal Proceedings   . . . . . . . . . . . . . . 29

Item 4. Submission of Matters to a Vote of Security
        Holders   . . . . . . . . . . . . . . . . . . . 30

Item 6. Exhibits and Reports on Form 8-K  . . . . . . . 30

FORM 10-Q
PART I
Item 1.

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME

                      (amounts in thousands, except per share data)

                                                          Thirteen        Thirteen       Twenty-Six      Twenty-Six
                                                         Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                         July 2, 1995    July 3, 1994    July 2, 1995    July 3, 1994
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                                $    232,952    $    201,662    $    459,157    $    397,581

Operating Costs and Expenses:
  Cost of sales                                               191,305         159,629         377,253         313,210
  Selling and administrative                                   21,950          19,327          42,777          38,280
  Depreciation                                                  7,201           5,801          14,402          11,603

                                                              220,456         184,757         434,432         363,093

Income from Operations                                         12,496          16,905          24,725          34,488

Other Income (Expense):
  Interest income                                                 160              49             385             137
  Interest expense                                             (4,109)         (1,884)         (7,110)         (4,089)

                                                               (3,949)         (1,835)         (6,725)         (3,952)

Income from Continuing Operations before Income Taxes
  and Equity in Earnings (Loss) of Unconsolidated Affiliates    8,547          15,070          18,000          30,536

Income Taxes                                                    2,996           5,445           6,300          10,985

Income from Continuing Operations before Equity
  in Earnings (Loss) of Unconsolidated Affiliates               5,551           9,625          11,700          19,551

Equity in Earnings (Loss) of Unconsolidated Affiliates         (6,423)            222          (8,938)            321

Income (Loss) from Continuing Operations                         (872)          9,847           2,762          19,872

Gain on Disposal - Discontinued Operations - (Net of
  income tax of $276)                                               -               -               -             439

Income (Loss) before Cumulative Effect of Accounting Change      (872)          9,847           2,762          20,311

Cumulative Effect of Accounting Change for
  Postemployment Benefits - (Net of income
  tax benefit of $772)                                              -               -               -          (1,228)

Net Income (Loss)                                        $       (872)   $      9,847    $      2,762    $     19,083


Income (Loss) Available to Common Shareholders:
  Income (Loss) from Continuing Operations               $     (1,592)   $      9,175    $      1,370    $     18,528
  Income (Loss) before Cumulative Effect of
    Accounting Change                                    $     (1,592)   $      9,175    $      1,370    $     18,967
  Cumulative Effect of Accounting Change                            -               -               -          (1,228)
  Net Income (Loss)                                      $     (1,592)   $      9,175    $      1,370    $     17,739

Earnings (Loss) Per Share - Fully Diluted:
  Income (Loss) from Continuing Operations               $       (.06)   $        .33    $        .05    $        .67
  Income (Loss) before Cumulative Effect of
    Accounting Change                                    $       (.06)   $        .33    $        .05    $        .68
  Cumulative Effect of Accounting Change                            -               -               -            (.04)
  Net Income (Loss)                                      $       (.06)   $        .33    $        .05    $        .64

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                27,380          27,858          27,489          27,861

See Notes to Consolidated Financial Statements.

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                  (amounts in thousands, except share and par value data)

                                                           July 2,       July 3,       January 1,
            ASSETS                                          1995          1994           1995
                                                         (Unaudited)   (Unaudited)      (Note)
   Current Assets:
      Cash                                                $   2,284     $   3,384     $   1,158

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000               89,708        57,141        56,654

      Inventories:
        Greige and finished goods                            80,937        84,294        83,377
        Work in process                                      16,122        15,814        15,796
        Raw materials                                        23,383        17,259        19,973
        Supplies and other                                   33,212        30,124        30,274

                                                            153,654       147,491       149,420

      Other current assets                                    7,778         6,117         6,007

          Total Current Assets                              253,424       214,133       213,239

   Investments in Unconsolidated Affiliates                  32,392        28,437        34,294

   Other Assets                                              39,150         4,953        38,803



   Property, Plant and Equipment:
      Land                                                   19,766        20,559        20,662
      Buildings                                              79,452        72,431        79,418
      Machinery and equipment                               302,580       254,037       284,401
      Other                                                  32,073        26,782        30,581

                                                            433,871       373,809       415,062

        Less accumulated depreciation                       189,471       169,335       177,321

            Property, Plant and Equipment-Net               244,400       204,474       237,741




                                                          $ 569,366     $ 451,997     $ 524,077

   Note:  The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                             CONE MILLS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)

                                                                    July 2,       July 3,      January 1,
              LIABILITIES AND STOCKHOLDERS' EQUITY                   1995          1994           1995
                                                                  (Unaudited)   (Unaudited)      (Note)

Current Liabilities:
  Notes payable                                                    $  10,541     $  14,603     $  10,700
  Current maturities of long-term debt                                   389           256           414
  Accounts payable - trade                                            39,770        28,842        38,430
  Sundry accounts payable and accrued expenses                        44,398        36,104        39,881
  Income taxes payable                                                     -           954             -
  Deferred income taxes                                               28,254        28,299        28,148

    Total Current Liabilities                                        123,352       109,058       117,573

Long-Term Debt                                                       172,632        75,800       126,108

Deferred Items:
  Deferred income taxes                                               39,343        36,187        36,789
  Other deferred items                                                 6,438         5,800         6,727

                                                                      45,781        41,987        43,516



Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 383,948
    shares; 1994, 470,752 shares and 383,948 shares
    - Employee Stock Ownership Plan                                   38,395        47,075        38,395
  Class A Preferred Stock held in escrow (1994, 86,804 shares)             -        (8,680)            -
  Class B Preferred Stock - no par value; authorized
    5,000,000 shares                                                       -             -             -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,380,409 shares;
    1994, 27,747,221 shares and 27,403,621 shares                      2,738         2,775         2,740
  Capital in excess of par                                            71,090        75,351        71,354
  Retained earnings                                                  125,872       109,917       125,771
  Currency translation adjustment                                    (10,494)       (1,286)       (1,380)

              Total Stockholders' Equity                             227,601       225,152       236,880



                                                                   $ 569,366     $ 451,997     $ 524,077

Note:  The balance sheet at January 1, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Financial Statements.

FORM 10-Q

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                         TWENTY-SIX WEEKS ENDED JULY 2, 1995 AND JULY 3, 1994
                              (amounts in thousands, except share data)
                                             (Unaudited)

                                                Class A Preferred            Class A Preferred
                                                      Stock                    Stock - Escrow
                                               Shares        Amount         Shares        Amount

Balance, January 1, 1995                       383,948     $  38,395             -     $        -
Net income                                           -             -             -              -
Currency translation loss (net
  of income tax benefit of $3,630)                   -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
  Shares Redeemed                                    -             -             -              -
Common Stock:
  Options exercised                                  -             -             -              -
  Purchase of common shares                          -             -             -              -

Balance, July 2, 1995                          383,948     $  38,395             -     $        -



                                                Class A Preferred            Class A Preferred
                                                      Stock                    Stock - Escrow
                                               Shares        Amount         Shares        Amount

Balance, January 2, 1994                       465,077     $  46,508       (81,125)    $   (8,113)
Net income                                           -             -             -              -
Currency translation loss (net
  of income tax benefit of $858)
Class A Preferred Stock -                            -             -             -              -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)           5,679           567        (5,679)          (567)
  Shares redeemed                                   (4)            -             -              -
Common Stock:
  Options exercised                                  -             -             -              -
  Purchase of common shares                          -             -             -              -

Balance, July 3, 1994                          470,752     $  47,075       (86,804)    $   (8,680)

See Notes to Consolidated Financial Statements.

FORM 10-Q

                                 CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                          TWENTY-SIX WEEKS ENDED JULY 2, 1995 AND JULY 3, 1994
                                (amounts in thousands, except share data)
                                               (Unaudited)

                                                                                        Capital in                   Currency
                                                                Common Stock              Excess       Retained      Translation
                                                             Shares        Amount         of Par       Earnings      Adjustment

Balance, January 1, 1995                                  27,403,621     $   2,740      $  71,354      $ 125,771     $   (1,380)
Net income                                                         -             -              -          2,762              -
Currency translation loss (net
  of income tax benefit of $3,630)                                 -             -              -              -         (9,114)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                              -             -              -         (2,661)             -
  Shares Redeemed                                                  -             -              -              -              -
Common Stock:
  Options exercised                                            4,000             1             25              -              -
  Purchase of common shares                                  (27,212)           (3)          (289)             -              -

Balance, July 2, 1995                                     27,380,409     $   2,738     $   71,090      $ 125,872     $  (10,494)



                                                                                        Capital in                   Currency
                                                                Common Stock              Excess       Retained      Translation
                                                             Shares        Amount         of Par       Earnings      Adjustment

Balance, January 2, 1994                                  27,744,783     $   2,774     $   75,397      $  93,468     $        -
Net income                                                         -             -              -         19,083              -
Currency translation loss (net
  of income tax benefit of $858)                                   -             -              -              -         (1,286)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                              -             -              -         (2,634)             -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                             -             -              -              -              -
  Shares redeemed
Common Stock:
  Options exercised                                           11,000             1             62              -              -
  Purchase of common shares                                   (8,562)            -           (108)             -              -

Balance, July 3, 1994                                     27,747,221     $   2,775     $   75,351      $ 109,917     $   (1,286)

See Notes to Consolidated Financial Statements.
                                                       Page 6a

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (amounts in thousands)

                                                                     Twenty-Six      Twenty-Six
                                                                     Weeks Ended     Weeks Ended
                                                                     July 2, 1995    July 3, 1994
                                                                     (Unaudited)     (Unaudited)

Cash Flows (Used In) Provided By Operating Activities                $    (3,910)    $    16,473

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                               (16,150)         (3,523)
  Capital expenditures                                                   (21,943)        (15,954)
  Other                                                                      760             943

    Net cash used in investing activities                                (37,333)        (18,534)

Cash Flows from Financing Activities:
  Principal payments  -  long-term debt                                  (97,189)        (47,461)
  Proceeds from long-term debt borrowings                                 48,000          45,578
  Proceeds from debentures issued                                         99,831               -
  Other                                                                   (8,273)          6,825

    Net cash provided by financing activities                             42,369           4,942

    Net increase in cash                                                   1,126           2,881

Cash at Beginning of Period                                                1,158             503

Cash at End of Period                                                $     2,284     $     3,384



Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                              $     7,417     $     4,171
  Income taxes, net of refunds                                       $     4,032     $     8,490

Supplemental Schedule of Noncash Investing and Financing Activities:
  Stock dividend paid to ESOP trustee for Cone escrow account        $         -     $       567
  Class A Preferred Stock issued                                     $         -     $       567



See Notes to Consolidated Financial Statements.

FORM 10-Q

          CONE MILLS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       July 2, 1995




Note 1.    Basis of Financial Statement Preparation

        The Cone Mills Corporation (the "Company") condensed consolidated financial statements for July 2, 1995 and July 3, 1994 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at July 2, 1995, January 1, 1995 and July 3, 1994 and the related consolidated statements of income for the respective thirteen and twenty-six weeks ended July 2, 1995 and July 3, 1994, and stockholders' equity and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature.
        The results are not necessarily indicative of the results to be expected for the full year.

        These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1994.

        Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at July 2, 1995 and July 3, 1994 and related consolidated statements of income for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2. Sale of Accounts Receivable

        The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement, dated August 11, 1992, and amended June 30, 1994, is extendable to August 1997. Accounts receivable is shown net of $31 million sold at July 2, 1995, net of $50 million sold at July 3, 1994, and net of $50 million sold at January 1, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include a decrease of $19 million and an increase of $15 million for the twenty-six weeks ended July 2, 1995 and July 3, 1994, respectively.

Note 3. Investments in Unconsolidated Affiliates

        Investments in unconsolidated affiliated companies are accounted for by the equity method. The Company's equity in earnings (including foreign currency transaction losses) and currency translation adjustments are recorded on a one quarter delay basis.

        In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. During the first quarter of 1995 the peso continued to devalue versus the U.S. dollar and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S. dollars for Compania Industrial de Parras S.A., ("CIPSA"). Due to the continued devaluation of the peso in the first quarter of 1995, the Company recognized a $6.4 million loss as its pro rata share in its second quarter income statement.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        During the second quarter of 1995 the peso recovered to an exchange rate of 6.24 pesos per U.S. dollar on July 2, 1995. The specific dollar effect on income that these U.S. dollar denominated debt transactions will have on the Company's third quarter earnings will not be known until CIPSA releases second quarter U.S. GAAP operating results.


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

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        The total Revolving Credit Facility of $80 million remains available for future working capital requirements. At July 2, 1995 and July 3, 1994, long-term debt consisted of the following:

                                         July 2, 1995
                                           Current
                                  Total   Maturity   Long-Term
                                    (amounts in thousands)

8% Senior Note                  $ 75,000   $     -   $ 75,000
8-1/8% Debentures                 95,688         -     95,688
Capital Lease Obligation           1,533       155      1,378
Industrial Revenue Bonds             645       199        446
Other                                155        35        120

Total                           $173,021   $   389   $172,632

                                         July 3, 1994
                                           Current
                                  Total   Maturity   Long-Term
                                    (amounts in thousands)

8% Senior Note                  $ 75,000   $     -   $ 75,000
Industrial Revenue Bonds             869       223        646
Other                                187        33        154

Total                           $ 76,056   $   256   $ 75,800



Note 5.     Class A Preferred Stock

   The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1996.

FORM 10-Q

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Stock Option Plans


1984 Stock Option Plan:

Option price per share     $5.25     $6.50
Outstanding at 1/2/94      95,200   103,800
Exercised                  (7,000)   (4,000)
Outstanding at 7/3/94      88,200    99,800
Exercised                 (10,000)        -
Outstanding at 1/1/95      78,200    99,800
Exercised                       -    (4,000)
Outstanding at 7/2/95      78,200    95,800

1992 Stock Option Plan:

Option price per share                        $15.625    $12.00
Outstanding 1/2/94                            500,000
Canceled                                       (4,000)
Outstanding 7/3/94                            496,000
Canceled                                       (4,000)
Granted 11/9/94                                     -   410,000
Outstanding at 1/1/95                         492,000   410,000
Canceled                                      (37,000)
Outstanding at 7/2/95                         455,000   410,000

1994 Stock Option Plan:

Option price per share                                            $12.875   $11.625
Granted 5/17/94                                                     6,000
Granted 5/16/95                                                         -     7,000
Outstanding at 7/2/95                                               6,000     7,000


Options exercisable
    at 7/2/95              78,200    68,850   182,000    82,000     6,000     7,000



FORM 10-Q


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Earnings (Loss) Per Share

                                   Thirteen           Thirteen
                                  Weeks Ended        Weeks Ended
                                  July 2, 1995       July 3, 1994
                                          Fully              Fully
                               Primary   Diluted   Primary  Diluted
                           (amounts in thousands, except per share data)

Income (loss) from
  continuing operations       $  (872)  $  (872)  $ 9,847   $ 9,847
  Less:  Class A Preferred
         dividends               (720)     (720)   (  672)   (  672)

Adjusted net income (loss)    $(1,592)  $(1,592)  $ 9,175   $ 9,175

Weighted average common
  shares outstanding           27,380    27,380    27,751    27,751
Common share equivalents
  from assumed exercise
  of outstanding options,
  less shares assumed
  repurchased                       -         -       104       107

Weighted average common
  shares and common share
  equivalents outstanding      27,380    27,380    27,855    27,858

Earnings (loss) per common
  share and common share
  equivalent                  $  (.06)  $  (.06)  $   .33   $   .33


FORM 10-Q
Item 1.   (continued)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Earnings (Loss) Per Share  (continued)

                                         Twenty-six         Twenty-six
                                         Weeks Ended        Weeks Ended
                                         July 2, 1995       July 3, 1994
                                                  Fully              Fully
                                     Primary    Diluted  Primary   Diluted
                                 (amounts in thousands, except per share data)
Income from continuing
  operations                         $ 2,762   $ 2,762   $19,872   $19,872
  Less:  Class A Preferred
         dividends                    (1,392)   (1,392)   (1,344)   (1,344)
Adjusted income from
  continuing operations                1,370     1,370    18,528    18,528
Gain on disposal-
  discontinued operations                  -         -       439       439
Adjusted income before
  cumulative effect of
  accounting change                    1,370     1,370    18,967    18,967
Cumulative effect of
  accounting change                        -         -    (1,228)   (1,228)

Adjusted net income                  $ 1,370   $ 1,370   $17,739   $17,739

Weighted average common
  shares outstanding                  27,380    27,380    27,748    27,748

Common share equivalents from:
  Assumed exercise of outstanding
    options, less shares assumed
    repurchased                           84       109       113       113

Weighted average common shares
  and common share equivalents
  outstanding                         27,464    27,489    27,861    27,861

Earnings per common share and
  common share equivalent:
  Income from continuing
    operations                       $   .05   $   .05   $   .67   $   .67
  Income before cumulative effect
    of accounting change             $   .05   $   .05   $   .68   $   .68
  Cumulative effect of
    accounting change                $     -         -      (.04)     (.04)
Net income                           $   .05   $   .05   $   .64   $   .64

Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding.

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

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     On July 24, 1995, the District Court held a "final hearing" on this matter and the parties are awaiting the decision. Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

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

FORM 10-Q

Item 2.

                  MANAGEMENTS' DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS



OPERATING RESULTS

Second Quarter Ended July 2, 1995 Compared with Second Quarter
Ended July 3, 1994.

Net sales for the second quarter of 1995 were a record $233.0 million, up 15.5% as compared with second quarter 1994 net sales of $201.7 million. Excluding the results of the recently acquired Raytex and Greeff operations, net sales were up 11.6%. This sales increase, excluding the impact of acquisitions, resulted from higher sales of denim fabrics partially offset by lower sales of specialty sportswear and home furnishings fabrics. Export sales for the second quarter of 1995 accounted for 18.0% of total sales compared with 17.4% for the second quarter of 1994. General economic conditions during the second quarter of 1995 were mixed as retail sales of consumer durables and apparel weakened except for jeanswear which experienced strong retail sales. The denim industry operated at full capacity during second quarter 1995. For comparison, during the later half of 1993 and first half of 1994 the denim industry operated at less than capacity as excess inventories in the softgoods pipeline were reduced.

During the second quarter, Cone recognized a noncash charge of $6.4 million related primarily to the impact of the peso devaluation on the U.S. dollar denominated debt of its unconsolidated Mexican affiliates. After these charges, Cone reported a net loss of $.06 per share, as compared with net income of $.33 per share, reported for second quarter 1994. Excluding the results of its unconsolidated Mexican affiliates, income from continuing operations was $5.6 million, or $.18 per share as compared with $9.6 million or $.32 per share, for the previous year.

Gross profit (net sales less cost of sales and depreciation) declined to 14.8% of sales as compared with 18.0% of sales for the second quarter of 1994. This decline resulted from the inability to pass on higher cotton costs through increased pricing, lower margins in home furnishings and sportswear fabrics operations arising from weaker business conditions and, to a lesser extent, higher depreciation and amortization costs associated with the Company's growth initiatives.

FORM 10-Q

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the second quarters of 1995 and 1994.


                                 Second Quarter
                            1995               1994
                         (Dollar amounts in millions)
NET SALES
   Apparel            $ 178.1   76.5%    $ 149.9   74.3%
   Home Furnishings      54.9   23.5        51.8   25.7
     Total            $ 233.0  100.0%    $ 201.7  100.0%

OPERATING INCOME (1)
   Apparel            $  11.4    6.4%    $  13.3    8.9%
   Home Furnishings       1.7    3.0         4.5    8.7

(1)  Operating income excludes general corporate expenses.
     Percentages reflect operating income as a percentage of segment net sales.

   Apparel Fabrics. Sales of apparel fabrics were $178.1 million, up 18.8% as compared with year-ago levels. The increase came from stronger sales of denims, partially offset by weaker sales of specialty sportswear fabrics. Sales increases resulted primarily from higher unit volume. Average prices, adjusted for mix changes, increased marginally. Apparel segment profit margins declined to 6.4% of sales as compared with 8.9% of sales for the second quarter of 1994. The decrease was caused primarily by the large unrecovered increase in cotton costs, partially offset by increased volume and improved capacity utilization as denim plants operated at full capacity.

   Export sales for the apparel segment, primarily denims, were $40.7 million, up 21.4% as compared with second quarter 1994.

   Home Furnishings. Sales of the home furnishings segment increased by 6.0% to $54.9 million as the effect of the Raytex, Greeff and David and Dash acquisitions were partially offset by lower sales for the Company's Carlisle and John Wolf units.

FORM 10-Q

   Home furnishings operating income declined to $1.7 million as compared with $4.5 million for the second quarter of 1994. This earnings decline resulted from a combination of lower sales volume at John Wolf and Carlisle, lower levels of capacity utilization and less favorable product mix at Cone Finishing, and start-up costs associated with growth initiatives and higher raw material costs at the Olympic Products division.

Total Company selling and administrative expenses decreased as a percent of sales from 9.6% for the second quarter of 1994 to 9.4% for the most recent quarter as the Company benefited from the leverage of sales growth. Selling and administration expenses for the second quarter of 1995 were $22.0 million, up 13.6% from the second quarter of 1994.

Interest expense for the second quarter of 1995 increased $2.2 million compared with the second quarter of 1994, primarily the result of higher borrowing levels associated with acquisitions.

Income taxes as a percent of taxable income were 35.1% in the second quarter of 1995 compared with 36.1% for the 1994 period. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Six Months Ended July 2, 1995 Compared with Six Months Ended
July 3, 1994.

For the first six months of 1995, the Company experienced strong demand for denim apparel fabrics and weakening markets for speciality sportswear and home furnishings fabrics. Net sales for the first half of 1995 were $459.2 million up 15.5% as compared with first half 1994 net sales of $397.6 million. Excluding the results of the recently acquired Raytex and Greeff operations, net sales were up 11.3%. Export sales for both periods accounted for approximately 17% of total sales.

Net income for the first half of 1995 was $2.8 million compared with $19.1 million for the first half of 1994. However, 1995 earnings were negatively affected by a $8.9 million noncash charge from unconsolidated Mexican affiliates related primarily to the peso devaluation. Income for the first half of 1994 was increased by a gain of $.4 million,

FORM 10-Q
arising from the final disposal of assets of the Company's discontinued operations, and reduced by $1.2 million from the cumulative effect of adoption of SFAS NO. 112. Net income for the first six months of 1995 after preferred dividends was $.05 per share, or $.37 per share excluding Mexican affiliates losses, as compared with net income of $.64 per share last year or $.68 per share before SFAS No. 112. In addition to Mexican affiliate charges, earnings were adversely affected by lower operating margins and higher interest expense.

Gross profit (net sales less cost of sales and depreciation) declined to 14.7% of sales as compared with 18.3% of sales for the first half of 1994. This decline resulted from the inability to pass on higher cotton costs through increased pricing, lower margins in home furnishings operations and, to a lesser extent, higher depreciation and amortization costs associated with the Company's growth initiatives.

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the first six months of 1995 and 1994.


                               First Six Months
                            1995               1994
                         (Dollar amounts in millions)
NET SALES
   Apparel            $ 348.4   75.9%    $ 295.9   74.4%
   Home Furnishings     110.8   24.1       101.7   25.6
     Total            $ 459.2  100.0%    $ 397.6  100.0%

OPERATING INCOME (1)
   Apparel            $  20.3    5.8%    $  26.1    8.8%
   Home Furnishings       5.4    4.9        10.0    9.8

(1)  Operating income excludes general corporate expenses.
     Percentages reflect operating income as a percentage of segment net sales.

FORM 10-Q

   Apparel Fabrics. Sales of apparel fabrics were $348.4 million, up 17.7% as compared with year-ago levels. The increase came primarily from stronger sales of denims. Sales increases resulted from higher unit volume as average prices adjusted for mix changes increased only slightly. Apparel segment profit margins declined to 5.8% of sales as compared with 8.8% of sales for the first half of 1994. The decrease was caused primarily by the large unrecovered increase in cotton costs, partially offset by increased volume and improved capacity utilization as denim plants operated at full capacity.

   Export sales for the apparel segment, primarily denims, were $78.0 million, up 19.1% as compared with the 1994 period.

   Home Furnishings. Sales of the home furnishings segment increased by 8.9% to $110.8 million as the effect of the Raytex, Greeff and David and Dash acquisitions were partially offset by fashion weaknesses in demand for the Company's home furnishings fabrics.

   Home furnishings operating income declined to $5.4 million as compared with $10.0 million for the first half of 1994. This decline resulted from a combination of lower sales volume at John Wolf and Carlisle, lower levels of capacity utilization and less favorable mix at Cone Finishing, and start-up costs associated with growth initiatives and higher raw material costs at the Olympic Products division.


Total Company selling and administrative expenses decreased as a percent of sales from 9.6% for the first half of 1994 to 9.3% for the most recent six months as the Company benefited from the leverage of sales growth.

Interest expense for the first six months of 1995 increased
$3.0 million compared with the first half of 1994, primarily the result of higher borrowing levels associated with acquisitions.

Income taxes as a percent of taxable income were 35.0% in the first half of 1995 compared with 36.0% for the 1994 period.

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

On March 15, 1995, the Company completed the sale of $100,000,000 of Debentures through an underwritten public offering. A portion of the proceeds were used to repay all outstanding borrowings under the Revolving Credit Facility. Amounts repaid under the Revolving Credit Facility will remain available for future borrowings. On July 2, 1995, the Company had funds available of $99.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

During the first half of 1995, the Company used $3.9 million of funds in its operating activities as $27.6 million of cash provided by net income before depreciation and amortization expenses and noncash charges from unconsolidated Mexican affiliates, was more than offset by increases in working capital requirements, primarily accounts receivable as discussed below. During the period amounts sold under the Receivables Purchase Agreement were reduced by $19.0 million. Additional uses of cash include capital spending of $21.9 million, investment of $16.2 million in the joint venture in Mexico, and the preferred stock dividend of $2.7 million. Funding came primarily from the $100,000,000 of debentures sold in March of 1995.

During the first half of 1994, the Company generated $16.5 million in funds from operating activities which included $30.7 million of cash provided by net income before depreciation and amortization expenses and noncash results from unconsolidated Mexican affiliates, partially offset by increased working capital requirements, primarily increases in accounts receivables and reductions of accounts payable and accrued expenses. Major uses of cash during this period included $16.0 million for capital expenditures, $2.6 million

FORM 10-Q
for preferred stock dividends and $3.5 million for investment in the Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings and the additional sale of accounts receivables to support working capital needs.

On July 2, 1995, the Company's long-term capital structure consisted of $172.6 million of long-term debt, including the Term Loan and Debentures, and $227.6 million of stockholders' equity. For comparison, on July 3, 1994 the Company had $75.8 million of long-term debt and $225.2 million of stockholders' equity. Long-term debt as a percent of long-term debt and stockholders' equity was 43% on July 2, 1995, compared with 25% on July 3, 1994.

The Company accounts for investments in unconsolidated affiliated companies using the equity method on a one quarter delay basis. In December 1994, the Mexican government devalued the peso and allowed it to trade freely against the U.S. dollar resulting in a substantial decline in the value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. During the first quarter of 1995 the peso continued to devalue versus the U.S. dollar and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. Based on the change in exchange rates for the first quarter 1995, the Company's stockholder equity was reduced by $3.9 million as a currency translation adjustment in the second quarter of 1995. During the second quarter of 1995 the peso recovered to an exchange rate of 6.24 pesos per U.S. dollar on July 2, 1995.

Accounts receivable on July 2, 1995, were $89.7 million, up $32.6 million from $57.1 million at July 3, 1994. At the end of the 1995 period, the Company had sold $31 million of accounts receivable, compared with $50 million at July 3, 1994. In addition, the increase in receivables was a result of the increased sales level in the 1995 period. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 48 days of sales outstanding at July 2, 1995 and 50 days at July 3, 1994.

Inventories on July 2, 1995, were $153.7 million, up 4.2% from the July 3, 1994 amount of $147.5 million. The increase resulted from higher raw materials inventories and the purchase of Raytex.

FORM 10-Q

Capital spending in 1995 is expected to be approximately $62 million, including $15 million for a new jacquard plant. Other projects include new weaving machines that replace 1970's vintage weaving machines, additional dyeing capacity to increase production flexibility, an additional screen printing machine and approximately $6 million for computers, software and information systems. Capital spending for the first half of 1995 was $21.9 million compared with $16.0 million for the first half of 1994. In addition to capital expenditures, the Company expects for 1995 to spend approximately $26 million on the Mexican joint venture, of which $16.2 million was spent in the first half of the year.

Financial Outlook and Strategy

Beginning in 1992 and through late 1993, Cone benefited from favorable apparel fabric markets characterized by increasing prices and volume in both domestic and international denim markets and the rapid expansion of sportswear fabrics markets. While first half 1994 sales did not grow due to short-term denim inventory adjustments in the softgoods pipeline, second half 1994 and first half 1995 denim operations experienced accelerated growth. In addition to this improvement, Company management believes that demographic trends and other market developments continue to present favorable long-term opportunities for sales growth.

Net income was lower in the first half of 1995 than in the first half of 1994 as a result of the sharp increase in cotton costs not recovered in pricing, the peso devaluation and weak demand for home furnishings fabrics. For the remainder of 1995, results are expected to be adversely affected by high cotton costs and weakening specialty sportswear and home furnishings market, partially offset by improved prices and increased denim volume.

In addition to the Company's plans to maintain modern manufacturing facilities through capital reinvestment, the Company has set priorities for the use of cash flow and debt capacity. Cone's first priority is international denim manufacturing and marketing opportunities. In 1993, the Company purchased a 20% ownership of CIPSA, and signed agreements with CIPSA providing for the formation of the joint venture denim manufacturing facility. Cone's second priority for cash flow and debt capacity is acquisitions in related home furnishings product lines. The acquisition of Raytex and

FORM 10-Q

Greeff are results of this strategy. The Company also from time to time reviews and will continue to review acquisitions and other investment opportunities (some of which may be material to the Company) that permit Cone to add value through its manufacturing and marketing expertise. However, the Company currently has no agreement, arrangement or understanding to make any such acquisition or investment.

Other potential uses of cash include additional common stock repurchases, the reduction of outstanding preferred stock, or cash dividends, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 2.5 million shares of the Company's outstanding common stock in market transactions. As of August 1, 1995, 385,400 shares had been repurchased in open market transactions and future repurchase decisions will be based on the Company's expected capital structure, alternative investment opportunities, and the market price of the common stock. No stock repurchases have been made since January 1995.

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

FORM 10-Q

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

On July 24, 1995, the District Court held a "final hearing" in this matter and the parties are awaiting the decision. Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

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

FORM 10-Q

     On July 24, 195, the District Court held a "final hearing" on this matter and the parties are awaiting the decision. Because of the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse effect on the Company's financial condition.

     The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters To A Vote Of Security Holders

     Cone Mills Corporation's Annual Meeting of Shareholders was held May 9, 1995. The proposals voted upon and the results of the voting were as follows:

1.   Election of three Class III Directors for a three-year
     term.
                                                                 Broker
                       For      Against  Abstentions  Withheld  Non-Votes
Doris R. Bray       22,100,209  117,486       0           0     3,575,100
Dewey L. Trogdon    22,095,829  121,866       0           0     3,575,100
Bud W. Willis III   22,100,109  117,586       0           0     3,575,100

2.   Ratification of the appointment of McGladrey & Pullen as
     Independent auditors for the Corporation for the fiscal
     year ending December 31, 1995.
                                                                 Broker
                       For      Against  Abstentions  Withheld  Non-Votes
                    22,107,648  101,546     8,501         0     3,575,100

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  Reports on Form 8-K

     None

FORM 10-Q              INDEX TO EXHIBITS

Exhibit
  No.      Description                                  Page No.

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

  2.1(e)   Amendment to Receivables Purchase
           Agreement dated as of June 30, 1995,
           between the Registrant and Delaware
           Funding Corporation.                            38

FORM 10-Q              INDEX TO EXHIBITS

Exhibit
  No.      Description                                  Page No.

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

  2.2(e)   First Amendment to Joint Venture
           Agreement dated as of June 14, 1995,
           between Compania Industrial de Parras,
           S.A. de C.V., and Cone Mills (Mexico),
           S.A. de C.V.                                    41

* 2.2(f)   Joint Venture Registration Rights
           Agreement dated as of June 25, 1993,
           among Parras Cone de Mexico, S.A.,
           Compania Industrial de Parras, S.A. de
           C.V. and Cone Mills (Mexico),
           S.A. de C.V. filed as Exhibit 2.2(e)
           to Registrant's report on Form 10-Q
           for the quarter ended July 4, 1993.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit
  No.      Description                                  Page No.

* 2.2(g)   Parras Registration Rights Agreement
           dated as of June 25, 1993, between Compania
           Industrial de Parras, S.A. de C.V. and
           Cone Mills Corporation filed as Exhibit
           2.2(f) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

  2.2(h)   Guaranty Agreement dated as of June 14,
           1995, between Compania Industrial de
           Parras, S.A. de C.V. and Cone Mills
           Corporation.                                    48

   2.2(i)  Guaranty Agreement dated as of June 15,
           1995, between Cone Mills Corporation
           and Morgan Guaranty Trust Company of
           New York.                                       56

* 2.2(j)   Support Agreement dated as of June 25,
           1993, among Cone Mills Corporation, Sr.
           Rodolfo L. Garcia, Sr. Rodolfo Garcia
           Muriel and certain other person listed
           herein ("private stockholders") filed
           as Exhibit 2.2(g) to Registrant's
           report on Form 10-Q for the quarter
           ended July 4, 1993.

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

Exhibit
  No.      Description                                  Page No.

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

  4.3(e)   Letter Agreement dated as of June 30,
           1995, amending the Note Agreement dated
           August 13, 1992, between the Registrant
           and the Prudential Insurance Company
           of America.                                     62

FORM 10-Q                 INDEX TO EXHIBITS

Exhibit
  No.      Description                                  Page No.

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

  4.4(b)   Amendment to Credit Agreement dated as of
           June 30, 1995, amending the Amended and
           Restated Credit Agreement dated
           November 18, 1994, among the Registrant,
           various banks and Morgan Guaranty Trust
           Company of New York, as Agent.                  63

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

FORM 10-Q                 INDEX TO EXHIBITS

Exhibit
  No.      Description                                  Page No.

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

 27        Financial Data Schedule                         65


* Incorporated by reference to the statement or report indicated.

                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CONE MILLS CORPORATION
                                  (Registrant)





Date  August 11, 1995             JOHN L. BAKANE
                                  John L. Bakane
                                  Executive Vice President and
                                  Chief Financial Officer