Form 10-Q
period 1995-10-01
CONE MILLS CORP
filed 1995-11-13
CIK 23304

Index to Exhibits-Pages 31-36

                          FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 1, 1995

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

Number of shares of common stock outstanding as of November 1, 1995: 27,380,409 shares.

FORM 10-Q

                   CONE MILLS CORPORATION

                            INDEX
                                                         Page
                                                         Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income
            Thirteen and thirty-nine weeks ended
            October 1, 1995 and October 2, 1994 (Unaudited). . 3

         Consolidated Balance Sheets
            October 1, 1995 and October 2, 1994
            (Unaudited) and January 1, 1995. . . . . . . . 4 & 5

         Consolidated Statements of Stockholders' Equity
            Thirty-nine weeks ended October 1, 1995
            and October 2, 1994 (Unaudited). . . . . . . . . . 6

         Consolidated Statements of Cash Flows
            Thirty-nine weeks ended October 1, 1995
            and October 2, 1994 (Unaudited). . . . . . . . . . 7

         Notes to Consolidated Financial Statements
            (Unaudited). . . . . . . . . . . . . . . . . . . . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . . .18


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . .29
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . .30

FORM 10-Q
PART I
Item 1.

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF INCOME

                           (amounts in thousands, except per share data)

                                                          Thirteen        Thirteen       Thirty-Nine     Thirty-Nine
                                                         Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                         Oct. 1, 1995    Oct. 2, 1994    Oct. 1, 1995    Oct. 2, 1994
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                                $    231,699    $    203,475    $    690,856    $    601,056

Operating Costs and Expenses:
  Cost of sales                                               190,635         163,951         567,888         477,161
  Selling and administrative                                   22,075          18,932          64,852          57,212
  Depreciation                                                  7,201           5,802          21,603          17,405

                                                              219,911         188,685         654,343         551,778

Income from Operations                                         11,788          14,790          36,513          49,278

Other Income (Expense):
  Interest income                                                 114             279             499             416
  Interest expense                                             (3,928)         (1,779)        (11,038)         (5,868)

                                                               (3,814)         (1,500)        (10,539)         (5,452)

Income from Continuing Operations before Income Taxes
  and Equity in Earnings (Loss) of Unconsolidated Affiliates    7,974          13,290          25,974          43,826

Income Taxes                                                    2,791           4,731           9,091          15,716

Income from Continuing Operations before Equity
  in Earnings (Loss) of Unconsolidated Affiliates               5,183           8,559          16,883          28,110

Equity in Earnings (Loss) of Unconsolidated Affiliates            683               -          (8,255)            321

Income from Continuing Operations                               5,866           8,559           8,628          28,431

Gain on Disposal - Discontinued Operations - (Net of
  income tax of $276)                                               -               -               -             439

Income before Cumulative Effect of Accounting Change            5,866           8,559           8,628          28,870

Cumulative Effect of Accounting Change for
  Postemployment Benefits - (Net of income
  tax benefit of $772)                                              -               -               -          (1,228)

Net Income                                                 $    5,866    $      8,559    $      8,628    $     27,642


Income Available to Common Shareholders:
  Income from Continuing Operations                        $    5,146    $      7,887    $      6,516    $     26,415
  Income before Cumulative Effect of
    Accounting Change                                      $    5,146    $      7,887    $      6,516    $     26,854
  Cumulative Effect of Accounting Change                            -               -               -          (1,228)
  Net Income                                               $    5,146    $      7,887    $      6,516    $     25,626

Earnings Per Share - Fully Diluted:
  Income from Continuing Operations                        $      .19    $        .28    $        .24    $        .95
  Income before Cumulative Effect of
    Accounting Change                                      $      .19    $        .28    $        .24    $        .96
  Cumulative Effect of Accounting Change                            -               -               -            (.04)
  Net Income                                               $      .19    $        .28    $        .24    $        .92

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                27,530          27,853          27,506          27,859

See Notes to Consolidated Financial Statements.

FORM 10-Q

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                         (amounts in thousands, except share and par value data)


                                                                 October 1,    October 2,    January 1,
            ASSETS                                                 1995          1994          1995
                                                                (Unaudited)   (Unaudited)     (Note)
   Current Assets:
      Cash                                                      $      752    $    2,850    $    1,158

      Accounts receivable - trade, less
        provision for doubtful accounts $3,000                      81,868        64,205        56,654

      Inventories:
        Greige and finished goods                                   83,632        83,813        83,377
        Work in process                                             14,296        17,226        15,796
        Raw materials                                               18,874        19,802        19,973
        Supplies and other                                          31,266        28,485        30,274

                                                                   148,068       149,326       149,420

      Other current assets                                           8,900         4,834         6,007

          Total Current Assets                                     239,588       221,215       213,239

   Investments in Unconsolidated Affiliates                         37,429        27,489        34,294

   Other Assets                                                     38,957         4,454        38,803



   Property, Plant and Equipment:
      Land                                                          19,618        20,411        20,662
      Buildings                                                     83,094        72,697        79,418
      Machinery and equipment                                      313,999       257,749       284,401
      Other                                                         32,123        27,172        30,581

                                                                   448,834       378,029       415,062

        Less accumulated depreciation                              193,045       173,112       177,321

            Property, Plant and Equipment-Net                      255,789       204,917       237,741




                                                                $  571,763    $  458,075    $  524,077

   Note: The balance sheet at January 1, 1995, has been derived from the auditied financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)


                                                                  October 1,    October 2,    January 1,
              LIABILITIES AND STOCKHOLDERS' EQUITY                   1995          1994          1995
                                                                 (Unaudited)   (Unaudited)     (Note)
Current Liabilities:
  Notes payable                                                  $   10,031    $   11,400    $   10,700
  Current maturities of long-term debt                               11,250           256           414
  Accounts payable - trade                                           36,402        31,243        38,430
  Sundry accounts payable and accrued expenses                       41,123        34,789        39,881
  Income taxes payable                                                1,289           942             -
  Deferred income taxes                                              28,190        27,952        28,148

    Total Current Liabilities                                       128,285       106,582       117,573

Long-Term Debt                                                      161,822        75,744       126,108

Deferred Items:
  Deferred income taxes                                              40,742        36,249        36,789
  Other deferred items                                                6,605         6,095         6,727

                                                                     47,347        42,344        43,516



Stockholders' Equity:
  Class A Preferred Stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding 383,948
    shares - Employee Stock Ownership Plan                           38,395        38,395        38,395
  Class B Preferred Stock - no par value; authorized
    5,000,000 shares                                                      -             -             -
  Common Stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding 27,380,409 shares;
    1994, 27,749,221 shares and 27,403,621 shares                     2,738         2,775         2,740
  Capital in excess of par                                           71,090        75,361        71,354
  Retained earnings                                                 131,726       118,467       125,771
  Currency translation adjustment                                    (9,640)       (1,593)       (1,380)

              Total Stockholders' Equity                            234,309       233,405       236,880






                                                                 $  571,763    $  458,075    $  524,077

  Note: The balance sheet at January 1, 1995, has been derived from the auditied financial statements at that date.

  See Notes to Consolidated Financial Statements.

FORM 10-Q

                                 CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                (amounts in thousands, except share data)
                                              (Unaudited)

                                                 Class A Preferred
                                                       Stock
                                                Shares        Amount

Balance, January 1, 1995                        383,948    $   38,395
Net income                                            -             -
Currency translation loss (net
  of income tax benefit of $3,630)                    -             -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                 -             -
  Shares Redeemed                                     -             -
Common Stock:
  Options exercised                                   -             -
  Purchase of common shares                           -             -

Balance, October 1, 1995                        383,948    $   38,395



                                                 Class A Preferred            Class A Preferred
                                                       Stock                    Stock - Escrow
                                                Shares        Amount         Shares        Amount

Balance, January 2, 1994                        465,077    $   46,508       (81,125)    $   (8,113)
Net income                                            -             -             -              -
Currency translation loss (net
  of income tax benefit of $1,002)
Class A Preferred Stock -                             -             -             -              -
  Employee Stock Ownership Plan:
  Cash dividends paid                                 -             -             -              -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)            5,679           567        (5,679)          (567)
  Shares received from Employee Stock                 -             -             -              -
    Ownership Plan Trustee -
    Cone Mills escrow account                   (86,804)       (8,680)       86,804          8,680
  Shares redeemed                                    (4)            -             -              -
Common Stock:
  Options exercised                                   -             -             -              -
  Purchase of common shares                           -             -             -              -

Balance, October 2, 1994                        383,948    $   38,395             -     $        -

See Notes to Consolidated Financial Statements.

FORM 10-Q

                                      CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             THIRTY-NINE WEEKS ENDED OCTOBER 1, 1995 AND OCTOBER 2, 1994
                                     (amounts in thousands, except share data)
                                                    (Unaudited)

                                                                                        Capital in                   Currency
                                                                 Common Stock             Excess        Retained     Translation
                                                             Shares         Amount        of Par        Earnings     Adjustment

Balance, January 1, 1995                                   27,403,621     $   2,740     $   71,354     $  125,771    $    (1,380)
Net income                                                          -             -              -          8,628              -
Currency translation loss (net
  of income tax benefit of $3,630)                                  -             -              -              -         (8,260)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                               -             -              -         (2,673)             -
  Shares Redeemed                                                   -             -              -              -              -
Common Stock:
  Options exercised                                             4,000             1             25              -              -
  Purchase of common shares                                   (27,212)           (3)          (289)             -              -

Balance, October 1, 1995                                   27,380,409     $   2,738     $   71,090     $  131,726    $    (9,640)



                                                                                        Capital in                   Currency
                                                                 Common Stock             Excess        Retained     Translation
                                                             Shares        Amount         of Par        Earnings     Adjustment

Balance, January 2, 1994                                   27,744,783     $   2,774     $   75,397     $   93,468    $         -
Net income                                                          -             -              -         27,642              -
Currency translation loss (net
  of income tax benefit of $1,002)                                  -             -              -              -         (1,593)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                               -             -              -         (2,643)             -
  Shares issued (7.0% dividend on shares
    held in Cone Mills escrow account)                              -             -              -              -              -
  Shares received from Employee Stock
    Ownership Plan Trustee -
    Cone Mills escrow account                                       -             -              -              -              -
  Shares redeemed                                                   -             -              -              -              -
Common Stock:
  Options exercised                                            13,000             1             72              -              -
  Purchase of common shares                                    (8,562)            -           (108)             -              -

Balance, October 2, 1994                                   27,749,221     $   2,775     $   75,361     $  118,467    $    (1,593)

See Notes to Consolidated Financial Statements.
                                                       Page 6a

FORM 10-Q

                                 CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         (amounts in thousands)

                                                                     Thirty-Nine     Thirty-Nine
                                                                     Weeks Ended     Weeks Ended
                                                                     Oct. 1, 1995    Oct. 2, 1994
                                                                     (Unaudited)     (Unaudited)

Cash Flows Provided By Operating Activities                           $   15,114      $   23,752

Cash Flows from Investing Activities:
  Investments in unconsolidated affiliates                               (19,650)         (2,882)
  Capital expenditures                                                   (41,092)        (22,505)
  Other                                                                    3,431           2,298

    Net cash used in investing activities                                (57,311)        (23,089)

Cash Flows from Financing Activities:
  Principal payments  -  long-term debt                                  (97,245)        (47,517)
  Proceeds from long-term debt borrowings                                 48,000          45,578
  Proceeds from debentures issued                                         99,831               -
  Other                                                                   (8,795)          3,623

    Net cash provided by financing activities                             41,791           1,684

    Net (decrease) increase in cash                                         (406)          2,347

Cash at Beginning of Period                                                1,158             503

Cash at End of Period                                                 $      752      $    2,850



Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
  Interest, net of interest capitalized                               $   12,455      $    7,631

  Income taxes, net of refunds                                        $    4,245      $   13,573

Supplemental Schedule of Noncash Investing and Financing Activities:

  Stock dividend paid to ESOP trustee for Cone escrow account         $        -      $      567
  Class A Preferred Stock issued                                      $        -      $      567

  Class A Preferred Stock received from ESOP trustee                  $        -      $    8,680
  Class A Preferred Stock escrow account closed                       $        -      $    8,680

See Notes to Consolidated Financial Statements.

FORM 10-Q

           CONE MILLS CORPORATION AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       October 1, 1995




Note 1.    Basis of Financial Statement Preparation

         The Cone Mills Corporation (the "Company") condensed consolidated financial statements for October 1, 1995 and October 2, 1994 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at October 1, 1995, January 1, 1995 and October 2, 1994 and the related consolidated statements of income for the respective thirteen and thirty-nine weeks ended October 1, 1995 and October 2, 1994, and stockholders' equity and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1994.

         Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at October 1, 1995 and October 2, 1994 and related consolidated statements of income for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Sale of Accounts Receivable

         The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement, dated August 11, 1992, and amended June 30, 1994, is extendable to August 1997. Accounts receivable is shown net of $32 million sold at October 1, 1995, net of $45 million sold at October 2, 1994, and net of $50 million sold at January 1, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include a decrease of $18 million and an increase of $10 million for the thirty-nine weeks ended October 1, 1995 and October 2, 1994, respectively.

Note 3.  Investments in Unconsolidated Affiliates

         Investments in unconsolidated affiliated companies are accounted for by the equity method. The Company's equity in earnings (including foreign currency transaction losses) and currency translation adjustments are recorded on a one quarter delay basis.

         In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. During the first quarter of 1995 the peso continued to devalue versus the U.S. dollar and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. In the second quarter of 1995 the peso strengthened versus the U.S. dollar and was trading at an exchange rate of 6.24 pesos per U.S. dollar on July 2, 1995. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S. dollars for Compania Industrial de Parras S.A., ("CIPSA"). Primarily due

FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         to the devaluation of the peso, the Company has recognized an $8.3 million loss as its pro rata share of these losses in its income statement for the thirty-nine weeks ended October 1, 1995.


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

FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The total Revolving Credit Facility of $80 million remains available for future working capital requirements. At October 1, 1995 and October 2,
         1994, long-term debt consisted of the following:

                                          October 2, 1995
                                              Current
                                    Total    Maturity   Long-Term
                                       (amounts in thousands)

8% Senior Note                    $ 75,000   $ 10,714   $ 64,286
8-1/8% Debentures                   95,795          -     95,795
Capital Lease Obligation             1,533        327      1,206
Industrial Revenue Bonds               589        174        415
Other                                  155         35        120

Total                             $173,072   $ 11,250   $161,822

                                         October 2, 1994
                                              Current
                                    Total    Maturity   Long-Term
                                       (amounts in thousands)

8% Senior Note                    $ 75,000   $      -   $ 75,000
Industrial Revenue Bonds               813        224        589
Other                                  187         32        155

Total                             $ 76,000   $    256   $ 75,744



Note 5.      Class A Preferred Stock

   The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1996.

   On July 29, 1994, the Trustee of the Employee Stock Ownership Plan, as Escrow Agent, released and returned to the Company 86,804 shares of its Class A Preferred Stock (see Note 8). The Escrow Agreement which controlled these shares has now been terminated, and these Class A Preferred shares are no longer outstanding.

FORM 10-Q

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  6.     Stock Option Plans


1984 Stock Option Plan:

Option price per share      $5.25    $6.50
Outstanding at 1/2/94      95,200   103,800
Exercised                  (9,000)   (4,000)
Outstanding at 10/2/94     86,200    99,800
Exercised                  (8,000)        -
Outstanding at 1/1/95      78,200    99,800
Exercised                       -    (4,000)
Outstanding at 10/1/95     78,200    95,800

1992 Stock Option Plan:

Option price per share                        $15.625    $12.00
Outstanding 1/2/94                            500,000
Canceled                                       (8,000)
Outstanding 10/2/94                           492,000
Granted 11/9/94                                     -   410,000
Outstanding at 1/1/95                         492,000   410,000
Canceled                                      (42,000)
Outstanding at 10/1/95                        450,000   410,000

1994 Stock Option Plan:

Option price per share                                            $12.875  $11.625
Granted 5/17/94                                                    6,000
Granted 5/16/95                                                        -     7,000
Outstanding at 10/1/95                                             6,000     7,000


Options exercisable
    at 10/1/95             78,200    68,850   270,000    82,000    6,000     7,000


FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Earnings Per Share

                                     Thirteen           Thirteen
                                    Weeks Ended        Weeks Ended
                                  October 1, 1995    October 2, 1994
                                            Fully              Fully
                                 Primary   Diluted   Primary  Diluted
                                        (amounts in thousands,
                                         except per share data)
Income from
  continuing operations        $  5,866   $ 5,866   $ 8,559   $ 8,559
 Less:  Class A Preferred
        dividends                  (720)     (720)   (  672)    ( 672)

Adjusted net income            $  5,146   $ 5,146   $ 7,887   $ 7,887

Weighted average common
 shares outstanding              27,380    27,380    27,749    27,749
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                        150       150       104       104

Weighted average common
 shares and common share
 equivalents outstanding         27,530    27,530    27,853    27,853

Earnings per common
 share and common share
 equivalent                    $    .19   $   .19   $   .28   $   .28

FORM 10-Q
Item 1.   (continued)
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Earnings Per Share  (continued)
                                  Thirty-nine         Thirty-nine
                                  Weeks Ended         Weeks Ended
                                October 1, 1995      October 2, 1994
                                           Fully               Fully
                               Primary    Diluted   Primary   Diluted
                           (amounts in thousands, except per share data)
Income from continuing
 operations                    $ 8,628   $ 8,628   $28,431   $ 28,431
 Less:  Class A Preferred
        dividends               (2,112)   (2,112)   (2,016)    (2,016)
Adjusted income from
 continuing operations           6,516     6,516    26,415     26,415
Gain on disposal-
 discontinued operations             -         -       439        439
Adjusted income before
 cumulative effect of
 accounting change               6,516     6,516    26,854     26,854
Cumulative effect of
 accounting change                   -         -    (1,228)    (1,228)

Adjusted net income            $ 6,516   $ 6,516   $25,626   $ 25,626

Weighted average common
 shares outstanding             27,380    27,380    27,748     27,748

Common share equivalents from:
 Assumed exercise of out-
  standing options, less
  shares assumed repurchased       101       126       111        111

Weighted average common shares
 and common share equivalents
 outstanding                    27,481    27,506    27,859     27,859

Earnings per common share and
 common share equivalent:
 Income from continuing
   operations                  $   .24   $   .24   $   .95   $    .95
 Income before cumulative effect
   of accounting change        $   .24   $   .24   $   .96   $    .96
 Cumulative effect of
   accounting change           $     -   $     -   $  (.04)  $   (.04)
Net income                     $   .24   $   .24   $   .92   $    .92

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

     On April 19, 1995, the District Court granted a motion by the Company for summary judgment on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they sought to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

FORM 10-Q

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse affect on the Company's financial condition.

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

FORM 10-Q

Item 2.


                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS



OPERATING RESULTS

Third Quarter Ended October 1, 1995 Compared with Third
Quarter Ended October 2, 1994.

Net sales for the third quarter of 1995 were a record $231.7 million, up 13.9% as compared with third quarter 1994 net sales of $203.5 million. Excluding the results of Raytex and Greeff operations, which were acquired subsequent to third quarter 1994, net sales were up 10.8%. This sales increase, excluding the impact of acquisitions, resulted from higher sales of denim fabrics partially offset by lower sales of specialty sportswear and home furnishings fabrics. Export sales for the third quarter of 1995 accounted for 21.7% of total sales compared with 17.3% for the third quarter of 1994, primarily the result of strong export denim markets. Economic conditions in domestic textile markets during the third quarter of 1995 were mixed as retail sales of apparel weakened except for jeanswear which experienced continued strength.

Net income for the third quarter of 1995 was $5.9 million or $.19 per common share, including a $.7 million gain from Mexican affiliates, primarily related to exchange rate changes. For comparison, net income was $8.6 million or $.28 per common share for third quarter 1994. The decline resulted from weaker operating results in specialty sportswear and home furnishings products and higher interest costs, partially offset by improved denim earnings.

Gross profit (net sales less cost of sales and depreciation) declined to 14.6% of sales as compared with 16.6% of sales for the third quarter of 1994. This decline resulted primarily from lower margins in specialty sportswear and home furnishings fabrics operations arising from weak markets and, and to a lesser extent, higher depreciation and amortization costs associated with the Company's growth initiatives.

FORM 10-Q

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the third quarters of 1995 and 1994.

                                   Third Quarter
                              1995                1994
                          (Dollar amounts in millions)
NET SALES
   Apparel             $ 180.3    77.8%     $ 152.6   75.0%
   Home Furnishings       51.4    22.2         50.9   25.0
     Total             $ 231.7   100.0%     $ 203.5  100.0%

OPERATING INCOME (LOSS)(1)
   Apparel             $  12.4     6.9%     $  11.1    7.3%
   Home Furnishings       (1.2)   (2.3)         4.8    9.4

(1) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income as a percentage of segment net sales.

   Apparel Fabrics. Sales of apparel fabrics were $180.3 million, up 18.1% from 1994 levels. Denim sales were strong as the Company benefited from sharply higher volume and higher prices. However, specialty sportswear fabrics sales declined during the quarter as a result of weak sales of apparel at retail and corresponding moves by garment manufacturers and retailers to reduce inventory levels. Average prices for the apparel segment, excluding the effects of mix changes, increased approximately 5%.

   Apparel segment profit margins declined to 6.9% of sales as compared with 7.3% of sales for the third quarter of 1994. Even though the Company was able to raise denim prices, denim margin improvement was more than offset by lower margins in specialty sportswear fabrics. Apparel segment export sales, primarily denims, were $49.3 million, up 45.3% as compared with previous year amounts.

   Home Furnishings. Sales of the home furnishings segment were $51.4 million for the quarter, essentially the same as third quarter 1994 sales of $50.9 million. Sales increases of foam products and real estate were partially offset by

FORM 10-Q
   overall lower home furnishings fabrics sales. Home furnishings fabrics sales additions from the acquisitions of Raytex and Greeff were more than offset by lower sales at Carlisle and John Wolf. Decorative print home furnishings markets continued to deteriorate during the quarter, the result of overall weak furniture markets and customer fashion preferences for fabrics other than prints.

   The home furnishings segment had an operating loss of $1.2 million compared with income of $4.8 million for 1994, primarily the result of the lower sales volume and under-absorbed overhead in decorative print operations caused by operating at lower levels of capacity utilization, and by start-up costs associated with growth initiatives.

Total Company selling and administrative expenses increased as a percent of sales from 9.3% for the third quarter of 1994 to 9.5% for the most recent quarter because of lower than capacity sales activity in specialty sportswear and home furnishings fabrics. Selling and administrative expenses for the third quarter of 1995 were $22.1 million, up 16.6% from the third quarter of 1994.

Interest expense for the third quarter of 1995 increased $2.1 million compared with the third quarter of 1994, primarily the result of higher borrowing levels required to support the Company's expansion strategy in core businesses.

Income taxes as a percent of taxable income were 35.0% in the third quarter of 1995 compared with 35.6% for the 1994 period.
Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Nine Months Ended October 1, 1995 Compared with Nine Months
Ended October 2, 1994.

Throughout the first nine months of 1995, the Company experienced strong demand for denim apparel fabrics. In the specialty sportswear market, following a strong first quarter, sales began to deteriorate. Throughout 1995, the market for decorative prints has deteriorated. Net sales for the first nine months of 1995 were $690.9 million, up 14.9% as compared with net sales of $601.1 million for the first nine months of

FORM 10-Q

1994. Excluding the results of the recently acquired Raytex and Greeff operations, net sales were up 11.2%. Export sales for the 1995 period accounted for 18.9% of total sales as compared with 17.3% for the 1994 period.

Net income for the first nine months of 1995 was $8.6 million compared with $27.6 million for the first nine months of 1994. However, 1995 earnings were negatively affected by a $8.3 million noncash charge from unconsolidated Mexican affiliates related primarily to the peso devaluation. Income for the first nine months of 1994 was increased by a gain of $.4 million, arising from the final disposal of assets of the Company's discontinued operations, and reduced by $1.2 million from the cumulative effect of adoption of SFAS NO. 112, "Employers' Accounting for Postemployment Benefits". Net income for the first nine months of 1995 after preferred dividends was $.24 per share, or $.54 per share excluding Mexican affiliates losses, as compared with net income of $.92 per share last year.

Gross profit (net sales less cost of sales and depreciation) declined to 14.7% of sales as compared with 17.7% of sales for the first nine months of 1994. This decline resulted from the inability to pass on higher cotton costs through increased pricing in the first half of 1995, lower margins in specialty sportswear and home furnishings operations and, to a lesser extent, higher depreciation and amortization costs associated with the Company's growth initiatives.

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information regarding these segments for the first nine months of 1995 and 1994.

FORM 10-Q

                                   Nine Months
                             1995                 1994
                          (Dollar amounts in millions)
NET SALES
   Apparel             $ 528.7    76.5%     $ 448.6   74.6%
   Home Furnishings      162.2    23.5        152.5   25.4
     Total             $ 690.9   100.0%     $ 601.1  100.0%

OPERATING INCOME (1)
   Apparel             $  32.8     6.2%     $  37.2    8.3%
   Home Furnishings        4.2     2.6         14.8    9.7

(1)  Operating income excludes general corporate expenses.
     Percentages reflect operating income as a percentage of segment net sales.

   Apparel Fabrics. Sales of apparel fabrics were $528.7 million, up 17.9% as compared with year-ago levels. The increase came from stronger denim sales primarily resulting from higher unit volume as average prices for the apparel segment, excluding the effect of mix changes, increased approximately 3%. Apparel segment profit margins declined to 6.2% of sales as compared with 8.3% of sales for the first nine months of 1994. The decrease was caused primarily by the large unrecovered increase in cotton costs, weaker specialty sportswear results, partially offset by increased denim volume and improved capacity utilization as denim plants operated at full capacity.

   Export sales for the apparel segment, primarily denims, were $127.3 million, up 28.0% as compared with the 1994 period.

   Home Furnishings. For nine months 1995, sales of the home furnishings segment increased by 6.3% to $162.2 million as the effect of the Raytex and Greeff acquisitions were partially offset by fashion weaknesses in demand for the Company's home furnishings fabrics.

   Home furnishings operating income declined to $4.2 million as compared with $14.8 million for the first nine months of 1994. This decline resulted from a combination of lower sales volume at John Wolf and Carlisle, lower levels of capacity utilization and less favorable mix at Cone Finishing, start-up costs associated with growth initiatives and higher raw material costs at the Olympic Products division.

FORM 10-Q

Total Company selling and administrative expenses decreased as a percent of sales from 9.5% for the first nine months of 1994 to 9.4% for the most recent nine months.

Interest expense for the first nine months of 1995 increased $5.2 million compared with the first nine months of 1994, primarily the result of higher borrowing levels associated with the Company's expansion strategy in core businesses.

Income taxes as a percent of taxable income were 35.0% in the first nine months of 1995 compared with 35.9% for the 1994 period.


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

On March 15, 1995, the Company completed the sale of $100,000,000 of Debentures through an underwritten public offering. A portion of the proceeds were used to repay all outstanding borrowings under the Revolving Credit Facility. Amounts repaid under the Revolving Credit Facility will remain available for future borrowings. On October 1, 1995, the Company had funds available of $98.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

During the first nine months of 1995, the Company generated $40.8 million of cash from earnings before noncash charges from depreciation, amortization and unconsolidated Mexican affiliate results, which was a 9.7% decrease in cash generated as compared with the comparable period of 1994. Working capital investments increased primarily from a reduction of $18.0 million of receivables sold under the purchase agreement, resulting in a net cash flow of $15.1 million

FORM 10-Q
provided by operating activities. Additional uses of cash include capital spending of $41.1 million, investment of $19.7 million in the joint venture in Mexico, and the preferred stock dividend of $2.7 million. Funding came primarily from the $100,000,000 of debentures sold in March of 1995.

During the first nine months 1994, the Company generated $23.8 million in funds from operating activities, including $45.2 million from net income adjusted for noncash depreciation and amortization expenses and noncash results from unconsolidated Mexican affiliates, which was partially offset by increased working capital requirements, primarily increases in trade receivables and reductions of accounts payable and accrued expenses. Major uses of cash during this period included $22.5 million for capital expenditures, $2.6 million for preferred stock dividends and $2.9 million for investment in the Mexican joint venture. Funding came primarily from operating cash flow and short term borrowings and the additional sale of accounts receivables to support working capital needs.

On October 1, 1995, the Company's long-term capital structure consisted of $173.1 million of long-term debt, including current maturities, and $234.3 million of stockholders' equity. For comparison, on October 2, 1994 the Company had $76.0 million of long-term debt and $233.4 million of stockholders' equity. Long-term debt as a percent of long-term debt and stockholders' equity was 42% on October 1, 1995, compared with 25% on October 2, 1994.

The Company accounts for investments in unconsolidated affiliated companies using the equity method on a one quarter delay basis. In December 1994, the Mexican government devalued the peso and allowed it to trade freely against the U.S. dollar resulting in a substantial decline in the value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. During the first quarter of 1995 the peso continued to devalue versus the U.S. dollar and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. In the second quarter of 1995 the peso strengthened versus the U.S. dollar and was trading at an exchange rate of 6.24 pesos per U.S. dollar on July 2, 1995. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S.

FORM 10-Q
dollars for Compania Industrial de Parras S.A., ("CIPSA"). Primarily due to the devaluation of the peso, the Company has recognized an $8.3 million loss as its pro rata share of these losses in its income statement for the thirty-nine weeks ended October 1, 1995.

Accounts receivable on October 1, 1995, were $81.9 million, up $17.7 million from $64.2 million at October 2, 1994. At the end of third quarter 1995, the Company had sold $32 million of accounts receivable, compared with $45 million at third quarter end 1994. Receivables also increased as a result of the higher sales level in the 1995 period. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 46 days of sales outstanding at October 1, 1995 and 50 days at October 2, 1994.

Inventories on October 1, 1995, were $148.1 million, essentially the same as the October 2, 1994 amount of $149.3 million.

Capital spending in 1995 is expected to be approximately $63 million, including $15 million for a new jacquard plant. Other projects include new weaving machines that replace 1970's vintage weaving machines, additional dyeing capacity to increase production flexibility, an additional screen printing machine and approximately $6 million for computers, software and information systems. Capital spending for the first nine months of 1995 was $41.1 million compared with $22.5 million for the first nine months of 1994. In addition to capital expenditures, the Company expects for 1995 to invest approximately $32 million on the Mexican affiliates, of which $19.7 million was invested in the first nine months of the year on the Company's 50/50 joint venture. Also, the company has agreements with CIPSA to purchase up to 33% of the outstanding common stock of the joint venture for an amount up to $20 million, if CIPSA does not meet certain financial obligations.


Financial Outlook and Strategy

In 1995, even though the Company has had strong sales growth in denims, net income is lower than the comparable period of 1994 as a result of sharp increases in cotton costs not recovered in pricing, the peso devaluation and weak demand for

FORM 10-Q
specialty sportswear and home furnishings fabrics. For the remainder of 1995, if current market conditions continue, results are expected to compare unfavorably with the previous year. However, the Company continues to execute its growth strategy in core businesses by investing for the future in markets where Cone has competitive advantages.

In addition to the Company's plans to maintain modern manufacturing facilities through capital reinvestment, the Company has set priorities for the use of cash flow and debt capacity. Cone's first priority is international denim manufacturing and marketing opportunities. In 1993, the Company purchased a 20% ownership of CIPSA, and signed agreements with CIPSA providing for the formation of the joint venture denim manufacturing facility which is currently in the production start-up phase.

Cone's second priority for cash flow and debt capacity is acquisitions and expansion in related home furnishings product lines. Results of this strategy are the acquisition of Raytex and Greeff and the construction of a new jacquard weaving facility which is currently in the production start-up phase. The Company also from time to time reviews and will continue to review acquisitions and other investment opportunities (some of which may be material to the Company) that permit Cone to add value through its manufacturing and marketing expertise. However, the Company currently has no agreement, arrangement or understanding to make any such acquisition or investment.

Other potential uses of cash include additional common stock repurchases, the reduction of outstanding preferred stock, or cash dividends, depending on the expected benefits to shareholders. On February 17, 1994, the Board of Directors of the Company authorized the repurchase, from time to time, of up to 2.5 million shares of the Company's outstanding common stock in market transactions. As of October 1, 1995, 385,400 shares had been repurchased in open market transactions and future repurchase decisions will be based on the Company's expected capital structure, alternative investment opportunities, and the market price of the common stock. No stock repurchases have been made since January 1995.

The Company believes its internally generated operating funds and funds available under its existing credit facilities, will

FORM 10-Q
be sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future.

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

Legal Proceedings

In November 1988 certain former employees of the Company instituted a class action suit against the Company and certain other defendants in which the plaintiffs ("Plaintiffs") asserted a variety of claims related to the 1983 ESOP and certain other employee benefit plans maintained by the Company. In March 1992 the United States District Court in Greenville, South Carolina entered a judgement in the amount of $15.5 million (including an attorneys' fees award) against the Company with respect to an alleged promise to make additional Company contributions to the 1983 ESOP and all claims unrelated to the alleged promise were dismissed. The Company, certain individual defendants and the Plaintiffs appealed.

On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgement and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

FORM 10-Q

On April 19, 1995, the District Court granted a motion by the Company for summary judgement on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they sought to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse affect on the Company's financial condition.

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

     On April 19, 1995, the District Court granted a motion by the Company for summary judgment on the issues of equitable estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they sought to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

FORM 10-Q

     The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that this lawsuit, when finally concluded, will not have a material adverse affect on the Company's financial condition.

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

* 2.1(e)    Amendment to Receivables Purchase
            Agreement dated as of June 30, 1995,
            between the Registrant and Delaware
            Funding Corporation filed as Exhibit
            2.1(e) to the Registrant's report on
            Form 10-Q for the quarter ended
            July 2, 1995.

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

* 2.2(e)    First Amendment to Joint Venture
            Agreement dated as of June 14, 1995,
            between Compania Industrial de Parras,
            S.A. de C.V., and Cone Mills (Mexico),
            S.A. de C.V., filed as Exhibit 2.2(e)
            to the Registrant's report on Form 10-Q
            for the quarter ended July 2, 1995.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.

* 2.2(g)    Parras Registration Rights Agreement
            dated as of June 25, 1993, between Compania
            Industrial de Parras, S.A. de C.V. and
            Cone Mills Corporation filed as Exhibit
            2.2(f) to the Registrant's report on Form
            10-Q for the quarter ended July 4, 1993.

* 2.2(h)    Guaranty Agreement dated as of June 14,
            1995, between Compania Industrial de
            Parras, S.A. de C.V. and Cone Mills
            Corporation filed as Exhibit 2.2(h) to
            the Registrant's report on Form 10-Q
            for the quarter ended July 2, 1995.

* 2.2(i)    Guaranty Agreement dated as of June 15,
            1995, between Cone Mills Corporation
            and Morgan Guaranty Trust Company of
            New York filed as Exhibit 2.2(i) to
            the Registrant's report on Form 10-Q
            for the quarter ended July 2, 1995.

* 2.2(j)    Support Agreement dated as of June 25,
            1993, among Cone Mills Corporation, Sr.
            Rodolfo L. Garcia, Sr. Rodolfo Garcia
            Muriel and certain other person listed
            herein ("private stockholders") filed
            as Exhibit 2.2(g) to Registrant's
            report on Form 10-Q for the quarter
            ended July 4, 1993.

  2.2(k)    Call Option dated September 25, 1995,
            between Registrant and SMM Trust, 1995
            - M, a Delaware business trust.                 38

  2.2(l)    Put Option dated September 25, 1995,
            between Registrant and SMM Trust, 1995
            - M, a Delaware business trust.                 46

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.

* 4.3(e)    Letter Agreement dated as of June 30,
            1995, amending the Note Agreement dated
            August 13, 1992, between the Registrant
            and the Prudential Insurance Company
            of America filed as Exhibit 4.3(e) to
            the Registrant's report on Form 10-Q
            for the quarter ended July 2, 1995.

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

* 4.4(b)    Amendment to Credit Agreement dated as of
            June 30, 1995, amending the Amended and
            Restated Credit Agreement dated
            November 18, 1994, among the Registrant, various banks and Morgan Guaranty Trust
            Company of New York, as Agent filed as
            Exhibit 4.4(b) to the Registrant's
            report on Form 10-Q for the quarter
            ended July 2, 1995.

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

 27         Financial Data Schedule                         54




* Incorporated by reference to the statement or report indicated.

                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CONE MILLS CORPORATION
                                   (Registrant)





Date  November 13, 1995            JOHN L. BAKANE
                                   John L. Bakane
                                   Executive Vice President and
                                   Chief Financial Officer