Form 10-K
period 1995-12-31
CONE MILLS CORP
filed 1996-03-29
CIK 23304

Page 1

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-K
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1995

                                   OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from              to

Commission File Number  1-3634

                        CONE MILLS CORPORATION
         (exact name of registrant as specified in its charter)

   North Carolina                                   56-0367025
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                    Identification No.)

3101 North Elm Street, Greensboro, N. C.            27408
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code:  910-379-6220

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 1996: $ 294,420,046.

Number of shares of common stock outstanding as of February 29, 1996:
27,381,933 shares.

Documents incorporated by reference: Portions of 1995 Annual Report to Shareholders, Part II, Items 6, 7 & 8; Proxy Statement for Annual Meeting to be held May 14, 1996, Part III, Items 10, 11, 12 and 13 of this report.

Index to Exhibits - pages 33-44

FORM 10-K                                                Page 2

                                 PART I

Item 1.  Business

                               THE COMPANY

Overview

Founded in 1891, Cone Mills Corporation (the "Company" or "Cone") is a leading textile manufacturer with net sales in 1995 of $910.2 million. The Company conducts business in two segments, apparel fabrics and home furnishings products, representing 77% and 23% of 1995 net sales respectively, and currently operates nine modern manufacturing facilities located in North Carolina and South Carolina. Cone is the largest producer of denim fabrics in the world, the largest domestic producer of yarn-dyed and chamois flannel shirtings and the largest domestic commission printer of home furnishings fabrics. Sales and marketing activities are conducted through a worldwide distribution network. With export sales of $180.3 million in 1995, the Company is the largest domestic exporter of denim fabrics and a major exporter of printed home furnishings fabrics.

The Company is recognized internationally as a primary source of high-quality fabrics for use in the production of upper-end, branded casual apparel. The Company is a leader in denim styling and development, with denims accounting for approximately 79% of apparel fabrics sales. Cone believes that it has the largest and most versatile denim manufacturing capacity in the world and that it produces a broader range of fashion denims than any of its competitors. In 1995, Cone sold over 300 different styles of denim. The Company's denim products are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. The Company is the largest supplier to Levi Strauss and the sole supplier of denim for Levi 501R jeans. Other customers include V.F. Corporation (Wrangler), H.I.S. (Chic), Calvin Klein, The Gap, Aalfs (Arizona) and P.L. Industries (Hilfiger).

The Company has used its manufacturing versatility and styling capabilities to position itself as a leader in other selected specialty apparel fabric niches. These include yarn-dyed and chamois flannel shirtings, specialty-dyed and printed fabrics and high-quality, polyester/rayon sportswear fabrics. Customers for these specialty apparel fabrics include M. Fine, OshKosh, Woolrich, L.L. Bean and J.C. Penney.

FORM 10-K                                               Page 3

The Company services the home furnishings markets through two divisions: Cone Finishing and Cone Decorative Fabrics. Cone Finishing consists of the Company's Carlisle and Raytex plants and provides custom printing services to leading home furnishings stylists and distributors. Cone Decorative Fabrics is one of the country's leading designers and marketers of printed and solid woven fabrics for use in upholstery, draperies and bedspreads. The Company's home furnishings customers include the Waverly Division of F. Schumacher & Co.,
P. Kaufmann, Covington, Richloom, Crown Crafts and Croscill. The home furnishings segment also includes Cornwallis Development Co., a wholly owned subsidiary that is systematically developing previously acquired real estate not required for manufacturing operations.

In January 1996, the Company sold its Olympic Products
Division. Olympic produced polyurethane foam and related products used in upholstered furniture, mattresses, quilted bedspreads, carpet padding and automotive markets.

Cone's business strategy is to focus on products and services that generate attractive margins and in which it believes it is an efficient international competitor. By using its styling and development expertise and management depth and experience, in combination with its versatile manufacturing facilities and technical capabilities, the Company competes effectively in worldwide markets. The Company has deemphasized labor-intensive commodity businesses and, in the first quarter of 1994, concluded an initiative to discontinue its corduroy and other bottomweight commodity continuous piece-dyed fabrics product line, the estimated costs of which were fully provided for in its 1991 financial statements.

The Company seeks growth of its core businesses through expansion into new markets and geographic areas, product differentiation and development, and investment in value-added technology. A primary goal of this strategy is to reduce the cyclical fluctuations inherent in its existing businesses through improved market and product balance. As a means of new market penetration and geographic expansion, Cone actively seeks acquisitions of and investments in businesses in which it believes it can add value through its manufacturing and marketing expertise. In 1993, the Company purchased an ownership interest in Compania Industrial de Parras S.A. ("CIPSA"), the largest denim manufacturer in Mexico, and entered into a joint venture with CIPSA to build and operate a modern denim manufacturing facility in Mexico. The purpose

FORM 10-K                                                   Page 4
of the investment in CIPSA was to capture the financial benefits of Cone's transfer of quality, productivity and styling technology as a result of the joint venture with CIPSA. CIPSA has the highest denim market share in Mexico.
The joint venture partners invested $60 million of equity in the venture, with each partner providing one-half of the investment, and the new facility began operation in the fourth quarter of 1995. In addition, the joint venture is being financed with approximately $74 million of debt financing which is not guaranteed by either partner. While the domestic denim operations of Cone Mills focus on high-quality fabrics for use in upper-end, branded apparel, the joint venture will produce high quality basic denims at costs that Cone believes will be competitive with manufacturers anywhere in the world.

On December 2, 1994, Cone Mills purchased substantially all of the assets of Golding Industries, Inc., consisting primarily of its Raytex commission printing facility located in South Carolina, for a purchase price of $57.6 million in cash and the assumption of $6.0 million of liabilities. Raytex primarily prints wide fabrics used in home furnishings, including comforters and bedspreads. The Company believes that this facility, which prints for many of the same customers as Cone's existing narrow fabric print operations at its Carlisle facility, will allow it to realize increased marketing, operating and administrative efficiencies. In early 1995, Cone also acquired substantially all of the assets of Greeff Fabrics, Inc., a small but well known designer and distributor of high-end decorative fabrics to interior designers and specialty retailers in the U.S. and the United Kingdom. In the fourth quarter of 1995, the Company began production in its new jacquard weaving facility which has further diversified its core product groups in the home furnishings segment of its business.

In addition to its acquisition strategy, the Company has invested heavily in machinery and equipment to improve productivity and product quality, expand its product lines and increase customer satisfaction. Capital expenditures for the last five years have totaled approximately $185 million. The Company expects to spend approximately $52 million in 1996 for capital projects.

The Company, a North Carolina corporation, maintains its principal executive offices at 3101 North Elm Street, Greensboro, North Carolina 27415-6540, and its telephone number is (910)379-6220. Unless otherwise stated, references to "Cone" or the "Company" include Cone Mills Corporation and its subsidiaries.

FORM 10-K                                                            Page 5

Item 1.
(continued)

    Business Segments

    The following table sets forth certain net sales and operating income (loss) information for each of the
    Company's two business segments as well as net sales of the principal product groups included therein, for fiscal years 1991 through 1995.


                                                       Fiscal Year (1)(2)
                             1995            1994             1993             1992             1991
NET SALES                                            (dollars in millions)
Apparel
  Denim                $552.0   60.6 %  $423.5   52.5 %  $421.8   54.9 %  $402.4   57.0 %  $356.6   56.3 %
  Specialty Sportswear  148.1   16.3     177.0   22.0     154.0   20.0     117.6   16.7     101.4   16.1
    Total               700.1   76.9     600.5   74.5     575.8   74.9     520.0   73.7     458.0   72.4

Home Furnishings
  Fabrics                98.4   10.8      93.7   11.6      94.4   12.3      93.0   13.2      83.7   13.2
  Foam Products (3)      94.7   10.4      93.9   11.6      84.6   11.0      84.1   11.9      83.9   13.3
  Real Estate and other  17.0    1.9      18.1    2.3      14.4    1.8       8.3    1.2       7.4    1.1
    Total               210.1   23.1     205.7   25.5     193.4   25.1     185.4   26.3     175.0   27.6

Total net sales        $910.2  100.0 %  $806.2  100.0 %  $769.2  100.0 %  $705.4  100.0 %  $633.0  100.0 %

OPERATING INCOME  (LOSS) (4)
  Apparel               $39.9    5.7 %   $47.5    7.9 %   $68.8   12.0 %   $67.4   13.0 %   $20.4    4.5 %
  Home Furnishings       (0.6)  (0.3)     19.0    9.2      19.5   10.1      16.3    8.8      19.2   10.9

(1)  Results from continuing operations.

(2) Fiscal 1992 contained 53 weeks. The remainder of the years presented contained 52 weeks.

(3) Foam Products represents the Olympic Products Division which was sold in January 1996.

(4) Operating income (loss) excludes restructuring and general corporate expenses.
     Percentages reflect operating income (loss) as a percentage of segment net sales.

FORM 10-K                                                   Page 6

Market Developments

Casual wear, including jeans, knit shirts, flannel shirts and similar apparel, has been the fastest growing category within the apparel fabrics industry in recent years. The Company believes that this growth is the result of several factors, including (i) the adoption of casual lifestyles by the "baby-boom" generation, born between 1946 and 1964, and their children, (ii) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life cycle costs (elimination of alteration, dry cleaning and pressing costs), (iii) enhanced styling of casual garments along with greater acceptance of casual wear in the workplace and (iv) strong brands such as Levi, Wrangler and The Gap which continue to create fashion interest for consumers.

The Company's domestic apparel fabrics markets have been affected by changing demographics associated with the maturation of the baby-boom generation. As the baby-boom generation has matured, product trends have evolved away from commodity-type products to higher quality products with more diverse styling. As a result, denim apparel manufacturers desire better fabric quality and styling to meet consumer demand, as well as faster service to reduce the risk of changing fashion trends. The size of the 15-to 24-year-old age category, which accounts for the largest jeans consumption segment of the U.S. population, began to expand in the mid-1990s when the children of baby boomers began to reach these ages. Demand for denims is expected to increase as this segment of the U.S. population expands. By virtue of its styling expertise, manufacturing versatility and service capabilities, the Company believes that it has positioned itself to take advantage of the market opportunities presented by these demographic changes.

Internationally, consumption of denims has increased in industrialized countries, notwithstanding moderate population growth, as these countries continue to adopt U.S. casual fashion trends. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. The Company believes that these international market trends present opportunities for long-term growth through the Company's international distribution network. Apparel fabrics exports have increased sharply in recent years with 1995 apparel fabrics export sales at $175.7 million as compared with $135.9 million in 1994 and $124.9 million in 1993. In 1993, the Company entered into agreements with CIPSA, the largest denim manufacturer in Mexico, in order to expand both market and manufacturing

FORM 10-K                                             Page 7
presence into Latin America.  See "Business - International
Operations".

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

The Company is a leader in denim styling and development and believes that it produces a broader range of fashion denim than any of its competitors. In 1995, Cone sold over 300 different styles of denim. The styling process involves the creation of a wide array of fabric colors, shades and patterns in a variety of both traditional and innovative weaves. After weaving, fabrics are processed further in finishing operations that produce different textures and other physical properties. During this process, the Company's product development specialists and stylists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "value added" and "basic." Value

FORM 10-K                                             Page 8
added denims are distinquished by styling and customer service. Basic denims are less differentiated by styling and customer service with competition being primarily in the form of price.

Cone's value added denims are stylish and have broad market appeal. The Company's largest customer in this category is Levi Strauss, whose 501 jeans are produced solely from the Company's proprietary fabrics. Other customers include V.F. Corporation (Wrangler), Calvin Klein and The Gap.

Cone's basic denims, with mass market appeal, are used primarily in garments sold through retail chains, department stores and catalogs. Customers for this product include Wrangler and H.I.S. Although the Company's basic denims are designed for the upscale segment of these markets, the Company also produces basic heavyweight blue denim to service mass market needs of certain customers. While the Company's profit margins from basic heavyweight blue denim are less than those generally applicable to its other denim products, sales of this product constituted approximately 20% of total denim sales in 1995.

Specialty weight denims include a variety of weave constructions, stripes, colors and weights and are used primarily in women's and children's wear. Although these fabrics constitute only a small portion of the denim market, they tend to establish market trends because of their use in higher fashion garments. Cone's customers in this group include OshKosh, The Gap, Ruff Hewn, and Miller International.

Specialty Sportswear Fabrics. The Company is the largest domestic producer of yarn-dyed plaid flannel and solid shade chamois flannel shirting fabrics. The Company's manufacturing capability for producing fabrics with a soft texture is essential to its success in this product group. These fabrics are primarily manufactured for use in menswear sold through catalog stores and in lighter-weight apparel products for women's and children's wear. Distribution channels have expanded in recent years to include department stores and discounters. Customers for these fabrics include M. Fine, Woolrich, L.L. Bean, J.C. Penney, Eddie Bauer and Levi Strauss.

Cone also serves niche markets for piece dyed fabrics based on unique dying, finishing, and yarn formation technologies and provides fabrics such as splashdown dyed fabrics and its new wrinkle resistant fabric ProSpin. In addition, the Company produces polyester/rayon sportswear fabrics distributed primarily to the women's wear market.

FORM 10-K                                             Page 9

Cone styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers. These fabrics are printed at the Company's Carlisle plant. The markets for these products are primarily fashion women's and children's wear, and Cone's customers for these fabrics include OshKosh, L.L. Bean, Healthtex, Buster Brown, Woolrich and J.C. Penney.

Through its Carlisle plant, the Company also provides fabric printing services to converters of fashion apparel fabrics. These converters purchase unfinished fabrics from weaving mills, use outside sources to dye the fabrics and print their designs, and then market the finished fabrics to apparel manufacturers. Carlisle is well known for its quality, service and technical capabilities in screen printing.

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

The Company employs an apparel fabrics marketing and sales staff of more than 175 persons. Business management of apparel fabrics is organized into three operating divisions:
Cone Denim North America, Cone Sportswear and Cone International Marketing. Each division contains its own marketing group. The Company believes that it has been able to achieve more effective customer service and improved efficiency through the integration of its styling, manufacturing, marketing and customer service functions. The Company's apparel fabrics marketing groups are headquartered in Greensboro in proximity to apparel manufacturing facilities so that customer requirements can be translated more effectively into finished products. To provide a more direct

FORM 10-K                                             Page 10
working relationship with its customers, the Company also maintains sales offices located in New York, Los Angeles, San Francisco, and Dallas. In addition, the Company maintains marketing support offices in Brussels, Belgium, and Singapore.

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

Cone believes that it has the most versatile denim manufacturing capabilities in the world. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company has extensive flexibility in its yarn spinning operations, with open-end, ring and special stretch-yarn spinning equipment. The Company's denim weaving facilities, which include approximately 900 weaving machines, utilize all major cotton weaving technologies, including double-width projectile, air-jet and rapier machines. The Company's dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, package and beam dyeing, continuous overdye machinery, and raw cotton dyeing equipment. Specialty dyeing and printing processes for apparel fabrics are conducted at the Company's Carlisle plant, which is one of the largest textile printing facilities in the United States.

Cone is recognized internationally as a leader with its denim plants being certified under the ISO 9002 process.

The Company also believes that it is a leader in customer service. The Company's manufacturing facilities are continually scheduled and coordinated to maximize versatility.

FORM 10-K                                               Page 11

Approximately 60% of Cone's denim volume is shipped under its just-in-time quality assurance and delivery program. Cone also is a member of the Textile Apparel Linkage Council and offers electronic data interchange (EDI) to its customers and suppliers.

Product and process development is supported by special manufacturing development groups, which have specialists located in each facility. These groups work with the Company's stylists and its customers' stylists to produce new products for the marketplace. The Company uses on-line computer-aided design systems to increase styling effectiveness.

Raw Materials. The primary raw material for the Company's fabric manufacturing operations is cotton. Until 1991, U.S. cotton prices generally exceeded world price levels, which had created a competitive disadvantage for U.S. textile manufacturers. Because the Company's customers compete with foreign producers, the Company could not always pass increased cotton costs on to its customers. The Food, Agriculture, Conservation and Trade Act of 1990 and the regulations promulgated thereunder which became effective in August 1991 and is scheduled to expire on July 31, 1996, unless extended, established trigger mechanisms to modify the prohibition on cotton imports that has been in effect since 1933 and to implement increased government supply targets. This legislation, including certain price equalization payments authorized under this act, reduced the Company's effective cotton costs to world levels. Congress is presently considering new farm legislation which is aimed at reducing farm subsidies and allowing farmers more versatility in planting decisions. The long-term impact of this legislation on cotton supplies and pricing is presently unclear. However, management believes that U.S. companies will be able to acquire cotton at prices competitive with offshore manufacturers but there can be no assurance that these results will always occur.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations. In late 1993 and continuing through 1995, cotton prices increased throughout the world. The Company believes that cotton prices

FORM 10-K                                                 Page 12
are being affected by three major trends: (i) an increase in worldwide demand as major consuming countries have recovered from a cyclical recession, (ii) disappointing cotton crops in China, India and Pakistan in 1993 and 1994 and in the U.S. in 1995 resulting from poor weather, disease and insects and
(iii) financial speculation in commodities markets which tend to exacerbate price movements. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

The Company has an established cotton purchasing program, administered in conformance with policies approved by the board of directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to hedge committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. The Company primarily uses forward purchase contracts and, to a lesser extent, futures and options contracts. Management believes that its cotton purchasing program has resulted in lower overall cotton prices than if cotton were purchased solely on a spot market basis or by solely matching cotton purchases with product sales. Since prices for forward purchase contracts are sometimes fixed in advance of shipment, the Company may benefit from its fixed price purchases in cotton if prices thereafter rise, or fail to benefit if prices subsequently fall.

Cone also purchases "greige goods" (fabrics that have not been dyed or finished), yarn, synthetic fibers, and dyes and chemicals. These raw materials have normally been available in adequate supplies through a number of suppliers.

Competition. The textile apparel fabrics business is highly competitive. No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. The domestic market for denim fabrics, on the other hand, is dominated by four domestic producers that comprise approximately 60 percent of the market. There are nine major denim manufacturers in the United States, of which Cone is the largest. Foreign competition in domestic markets is principally in the form of imported garments. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved. Increased competition in the form of imported apparel, more aggressive pricing from domestic

FORM 10-K                                             Page 13
companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment.

The level of import protection in the U.S. for domestic producers of textiles is subject to both domestic political and foreign policy considerations. The Uruguay Round world trade accord under the General Agreement on Tariffs and Trade ("GATT") was approved by Congress in December 1994. This accord created a new organization, the World Trade Organization, to oversee international trade in manufactured goods, agriculture and intellectual property and services. In addition, quotas are being phased out and tariffs outside of the U.S. on textile and apparel products are being substantially reduced over a period of ten years. U.S. tariffs on these products also are being reduced slightly. Although the Company's export business should benefit from reduced tariffs, the significant reduction in import protection for domestic textile manufacturers could adversely affect the Company.

The North American Free Trade Agreement ("NAFTA") between Canada, Mexico and the U.S. became effective on January 1, 1994. NAFTA eliminates textile/apparel quotas among these three countries for products meeting rule of origin requirements with respect to processing in one of the three countries. Tariffs among the three countries essentially have been eliminated. The Company believes that the removal of tariffs on denim and denim jeans in the participating countries presents opportunities for growth. Cone's domestic operations may benefit from the improved access to Mexico's consumer markets and export sales of its joint venture plant have been favorably impacted.

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

FORM 10-K                                             Page 14

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

Home Furnishings Products

Textile Fabrics. The Cone Finishing Division, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the U.S. As commission printers, Carlisle and Raytex prints fabrics owned by customers on a fee basis. Customers for Carlisle's printing services include Waverly Division of F. Schumacher & Co., Western Textiles, Ametex, P. Kaufman, Anju/Woodridge, Covington, Richloom, Universal and Spectrum. The home furnishings fabrics processed at Carlisle are generally used for upper-end upholstery and drapery prints. Customers for Raytex include Crown Crafts, Croscill, Sunbeam, Perfect Fit, Barkley and Whiting.

FORM 10-K                                             Page 15

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Carlisle completed its planned screen printing expansion in 1995.

The Raytex plant is a modern 260,000 square foot facility with six printing machines. In late 1994, a state of the art twenty-four screen printing machine was installed which allows for the printing of a wider range of patterns. Raytex is one of the largest wide-fabric commission printers in the U.S.

Cone Finishing division's marketing headquarters are located in New York City. Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle's and Raytex's production and technical staff and customers' designers and stylists. Cone Finishing also maintains a customer service center that utilizes electronic data interchange (EDI) with major customers.

Cone Decorative Fabrics is a major "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and markets fabrics, which are manufactured and printed for the converter by others. The Decorative Fabrics division's lines are printed primarily at the Carlisle plant under the name "John Wolf Decorative Fabrics." Recent additions of David and Dash and Greeff have broadened the John Wolf traditional fabric lines with contemporary designs and high-end products.

John Wolf fabrics are marketed domestically and internationally through the division's sales staff and sales agents. The division's sales staff handles sales to large customers such as hotels, institutions and furniture manufacturers, as well as "jobbers," who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

The Cone Finishing division competes directly with two large commission printers, the Cherokee division of Spartan Mills and Santee Print Works, as well as the Brookneal plant of the Bibb Company. Cone Decorative Fabrics competes with a large number of domestic and foreign suppliers of decorative fabrics. Both divisions compete primarily on the basis of quality and service.

FORM 10-K                                             Page 16

The Cone Finishing division also competes indirectly with other suppliers of products used in the home furnishing industry including jacquard woven fabrics, velvets and plain shade fabrics. From time to time consumer fashion preference changes based upon coloration and texture. Presently, consumer preference has shifted away from printed fabrics. In order to smooth the effects of these shifts in consumer preference, the Company has entered the jacquard weaving business with the start up in 1995 of a new weaving facility.

Foam Products. In first quarter of 1996, the Company completed the sale of its Olympic Products Division to British Vita PLC. Proceeds will be realized in excess of $50 million associated with the sale of fixed assets, inventories and the liquidation of receivables. Olympic Products supplied polyurethane foam and related products, primarily to the home furnishings industry for use in upholstered furniture, mattresses, carpet padding and specialty medical applications. Olympic also supplied foam to the automotive market, for use in interior headliners and side panels. Related products and services included nonwoven fiber batting, specialty fabricated cushions, quilting services and distribution of other furniture components. Olympic has five manufacturing facilities.

Competition in the foam products market generally occurs on a regional basis as a result of high shipping costs relative to price associated with these products. Olympic competes with several larger and numerous small competitors in its foam products markets. The Company sold Olympic because management did not believe it was appropriate to invest substantial amounts of capital in order to grow the business to the size required to be an effective competitor in the business. Taking this action allows the Company to focus on its core strengths for the long-term.

Real Estate Activities. The Company owns approximately 900 acres of real estate in the Greensboro area, substantially all of which were purchased originally to support the Company's manufacturing operations. The Company has determined that the land is no longer needed for this purpose and has adopted a strategy to maximize the value of its real estate holdings through the systematic development and orderly liquidation of this property, much of which is considered prime residential real estate. These activities are conducted through a wholly owned subsidiary, Cornwallis Development Co. Cornwallis' activities include residential and commercial lot development

FORM 10-K                                                   Page 17
and construction, primarily in the upper-end real estate market. Financing for these activities is undertaken through Cornwallis. Net sales from real estate activities generally account for less than two percent of the Company's total net revenues and these activities have been profitable.

International Operations

The Company began development of its international distribution network over 40 years ago in response to the post World War II growth in the popularity of jeans around the world. Approximately 30% of the Company's denim is exported. The Company has sales agents in Europe, Japan, Korea, Hong Kong, Africa, and throughout Central and South America, and it maintains extensive support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers. The Company believes this philosophy is responsible for Cone's position as the dominant U.S. exporter of denims. The Company's international customers include:
Levi International, Joker Jeans in Europe; Itochu and Shinpo in Japan; licensees for Guess, Calvin Klein and Bosung in Korea; Aca Joe in Mexico; and Ellis, Calvin Klein, Wrangler and UFO brands in South America.

Principal competitive factors in the international markets for denims are quality, price and styling. The Company believes it has competitive advantages in the upper-end segment of the market in quality, service and fabric development as compared with foreign manufacturers, as a result of the economies of scale resulting from the size of the Company's operations, manufacturing experience and the versatility of its manufacturing facilities. In addition, denim jeans have an image of being uniquely American products, which complements the Company's strategy of serving the upper-end "genuine" jeans market.

The Company's competitiveness in other international market segments is influenced by tariffs and shipping costs. The Company is assessing the feasibility of manufacturing within certain trade blocs in order to more efficiently compete in these markets.

In 1993, the Company purchased a 20% ownership in Compania
Industrial de Parras S.A., ("CIPSA"), the largest Mexican denim manufacturer and a significant jeans manufacturer. The

FORM 10-K                                             Page 18

Company's initial investment was approximately $24 million.
In October 1995 and Decemer 1994, CIPSA elected to increase capital through the sale of additional shares of capital stock, and the Company retained its 20% ownership level by additional investments of $5.7 million and $6.7 million, respectively. Through 1995 the Company accounted for this investment by the equity method. In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in the value of the peso versus the U.S. dollar. On December 31, 1995, the peso was trading at 7.69 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation in December 1994. Pursuant to a December 1995 agreement, the Company reduced the carrying value of its investment in CIPSA to expected net realizable value and in January 1996 the Company sold 1.5 million shares of CIPSA, approximately 10% of its holdings, for $.8 million. Based upon the reduction in its ownership to 18% and certain other factors, the Company will account for its investment in CIPSA by the cost method in future periods. See "Item 7. Management's Discussion of Analysis of Results of Operations and Financial Condition."

The Company also entered into a 50/50 joint venture arrangement with CIPSA to build and operate a world class denim manufacturing plant in Mexico. The joint venture is being financed with approximately $74 million in debt, non-recourse to the partners, and a total equity investment of $60 million split equally between the two partners. Construction of the joint venture facility was completed in 1995 and it began production in fourth quarter 1995.

The Company has several objectives in pursuing these initiatives with CIPSA. The Company is seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut and sew facilities in order to increase market share with private label customers. The Company also is seeking to gain from lower labor and other cost advantages, while benefiting from its technological expertise contributed to the venture. The Company plans to export basic denims made by the joint venture throughout the world by taking advantage of Cone's distribution network.

Cone Decorative Fabrics exports approximately 13% of its sales volume. Styling and service are the principal competitive factors affecting its position in these markets. The Company

FORM 10-K                                             Page 19
believes that there is a growing international preference for U.S. styling and design. This styling, and the Company's technical printing expertise, are not easily duplicated by foreign competitors and have given this division's products a competitive advantage in international markets.

Trademarks and Patents

The Company owns a registered trademark containing the "Cone" name and pine cone design. In addition, the Company holds various other trademarks and trade names used in connection with its business and products, both domestically and internationally. The Company believes that the name recognition of Cone Mills and its reputation for quality, service and product development have value in both domestic and international markets.

Customers

The Company has one unaffiliated customer, Levi Strauss
("Levi"), which accounts for more than 10% of consolidated sales. Sales to this customer accounted for 39%, 34%, and 35% of sales from continuing operations in 1995, 1994, and 1993, respectively.

Levi has been a customer of the Company for more than 75 years and a close, cooperative supplier/customer relationship has evolved through the development of the Company's proprietary fabrics for use in Levi's 501 family of jeans. In addition to supplying fabrics for Levi's 501 family of jeans, the Company is increasing its sales of other denim fabrics to Levi. Because the Company is Levi's major supplier, Levi initiated discussions with the Company in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, which confirms that Levi will continue to use only Cone's proprietary denim fabrics in manufacturing Levi's 501 family of jeans and that Cone will continue to supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone will continue to be subject to customary negotiations between the parties.

In addition to formalizing the exclusive relationship between the Company and Levi relating to the denim fabrics used in Levi 501 jeans, the Supply Agreement assures Levi of a source of such fabrics in the event that a change in control of the Company adversely affects the long-standing working relation-

FORM 10-K                                             Page 20
ship between Levi and the Company. The Supply Agreement provides that, upon a change in control of the Company and at Levi's election, Cone will enter into a three-year supply arrangement with Levi pursuant to which Cone will make available to Levi up to 30 million yards per fiscal quarter of its proprietary denim fabrics used in Levi's 501 family of jeans, and, so long as Levi purchases at least 10 million yards per fiscal quarter, Cone will sell these fabrics exclusively to Levi. If the change in control provision becomes operative, the price for the fabric will be derived from a formula based upon prevailing denim market prices, adjusted to reflect the average differential between the price for the Company's proprietary denim and the market price of certain other denims in the market over the preceding 16 fiscal quarters, plus an additional 1.5% of the total price paid during any quarter for which purchases by Levi are less than 15 million yards. Although the Company believes that the formula price will not materially vary from the price at which the Company could have otherwise sold its proprietary denims, there is no assurance that the formula price will reflect then-current market prices for such denims.

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

FORM 10-K                                             Page 21

Other than Levi, no single customer accounted for more than 10% of the Company's net sales in 1995, 1994, and 1993.

Backlog

The Company's apparel and home furnishings order backlog was approximately $186 million, or 54 million yards, at December 31, 1995, as compared to approximately $189 million or 60 million yards at January 1, 1995. Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, the Company has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at December 31, 1995, will be filled within the first quarter of 1996.

Research and Development

The research and development activities of the Company are directed primarily toward improving the quality, styling and performance of its apparel fabrics and other products and services. The Company also is engaged in the development of computer-aided design and manufacturing systems and other methods of improving the interaction between the Company's stylists and its customers. These activities are conducted at various facilities, and expenses related to these activities are an immaterial portion of the Company's overall operating costs.

Governmental Regulation

Federal, state and local regulations relating to the work place and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on the Company. However, existing government regulations are not expected to have a material effect on the Company's financial position, operating results or planned capital expenditures. The Company currently has an active environmental protection committee and an active workplace safety organization.

FORM 10-K                                             Page 22

Discontinued Operations

At the end of 1991, the Company determined that continuation of its corduroy and other bottomweight continuous piece-dyed fabrics product line was no longer economically justifiable as a result of substantial declines in demand, downward pressures on prices and margins caused by imported garments, and the configuration of its fabric finishing plant, which became inefficient due to product mix changes. As a result, the Company implemented a plan to discontinue and dispose of these operations. The Company experienced after-tax operating losses of $17.1 million in 1991 from its discontinued product lines and provided for estimated after-tax costs of $17.9 million in its 1991 Consolidated Financial Statements for expected future operating losses and losses associated with disposal of these operations. The discontinuance of these operations was completed in the first quarter of 1994. A gain of $439,000 (net of tax) was recognized on discontinued operations in 1994 and no gain or loss was recognized in 1993 and 1992.

Employees

At January 31, 1996, the Company employed approximately 7,050 persons, of whom approximately 1,350 were salaried and approximately 5,700 were hourly employees. Of such hourly employees, approximately 2,300 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 1,100 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.


Item 2.  Property

After the sale of the Olympic Products division, the Company operates 9 manufacturing plants - seven in North Carolina and two in South Carolina. There are six apparel and three home furnishings plants. The Company also operates several distribution centers and warehouses. All significant manufacturing facilities are held in fee and are substantially free of any significant liens or other encumbrances. The

FORM 10-K                                             Page 23

Company's manufacturing facilities total approximately 4.3 million square feet of floor space, with buildings generally constructed of brick, steel, concrete or concrete block. All such facilities are maintained in good condition and are suitable for their respective purposes. Although such facilities are substantially fully utilized, the Company believes that it is in a position to respond to opportunities to produce additional higher margin fabrics through changes in product mix and through acquisition of greige goods from outside sources for further processing and finishing by the Company. The Company also has an ongoing capital expenditure program that will increase its production capacity. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition". The Company leases office buildings in Greensboro where its executive and administrative offices are located. All of the Company's sales offices are leased from unrelated parties.

Parras Cone de Mexico, the Company's joint venture with CIPSA, owns 20 acres of land and a 575,000 square-foot building completed in 1995, which provides manufacturing space and raw materials and finished goods warehouses.


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

On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court,

FORM 10-K                                             Page 24
the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

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

The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse affect on the Company's financial condition or results of operations.

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company or results of operations.


Item 4.     Submission of Matters to a Vote of Security Holders

            Not applicable.

FORM 10-K                                             Page 25



Item 4A. Executive Officers of the Registrant.

Name                       Age            Position with the Company

J. Patrick Danahy           52            Director, President, and
                                            Chief Executive Officer

John L. Bakane              45            Director,
                                            Executive Vice President
                                            and Chief Financial
                                            Officer

Bud W. Willis III           53            Director and
                                            Executive Vice President

James S. Butner             50            Vice President

Neil W. Koonce              48            Vice President and
                                            General Counsel

Terry L. Weatherford        53            Vice President and
                                            Secretary

David E. Bray               57            Treasurer

J. D. Holder                61            Controller


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

FORM 10-K                                             Page 26

      Bud W. Willis III was employed by the Company in August 1970 and has served in various management positions in the Apparel Products Division (previously called the Textile Products Division). In March 1985 he was named Executive Vice President of the Textile Products Division. He was elected to the Board of Directors in May 1988. From 1992 through 1994 he served as the President of the Denim Division of the Textile Products Division. Effective January 1, 1995, he was named President of the Apparel Products Division. He served as corporate Vice President from 1985 until February 17, 1995, when he became Executive Vice President of the Company.

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

      Terry L. Weatherford was Secretary and General Counsel of Blue Bell, Inc., a manufacturer and distributor of wearing apparel, from 1981 to 1987. From 1987 to 1993, he was self-employed as an attorney except for a thirteen month period from June 1988 when he was employed by Manufactured Homes, Inc., a manufacturer and retailer of mobile homes, as its General Counsel. He was employed by the Company and elected Assistant Secretary in May 1993, and effective December 1993, was elected Secretary. In May 1995 he was elected Vice President and Secretary.

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

FORM 10-K                                             Page 27


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

                               Quarter Ended
              Apr.2,1995    Jul. 2,1995    Oct.1,1995     Dec.31,1995

Common stock
  prices
High            12 1/4         13 1/2        14 3/8          13 1/4
Low             10 5/8         11            12 1/2          10 3/4


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

The approximate number of holders of record of the Company's
Common Stock as of March 1, 1996 was 511.

FORM 10-K                                             Page 28

Item 6.     Selected Financial Data

      The information appearing under the heading "Historical
Financial Data" on page 38 of the Registrant's 1995 Annual
Report to Shareholders is incorporated herein by reference.


Item 7.     Management's Discussion and Analysis of Results of
            Operations and Financial Condition

      The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 thru 16 of the Registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.


Item 8.     Financial Statements and Supplementary Data

      The consolidated financial statements and notes thereto, appearing on pages 18 through 37 of the Registrant's 1995
Annual Report to Shareholders, are incorporated herein by reference.


Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.

      None.


                                PART III

Item 10.    Directors and Executive Officers of the Registrant.

      Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 14, 1996, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.


Item 11.    Executive Compensation.

      Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 14, 1996, and is hereby incorporated by reference.

FORM 10-K                                             Page 29

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management.

      Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 14, 1996, and is hereby incorporated by reference.


Item 13.    Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 14, 1996, and is hereby incorporated by reference.


                                 PART IV

Item 14.    Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

         Report of Independent Auditor

         Consolidated Statements of Operations for the Years
         Ended December 31, 1995, January 1, 1995, and January
         2, 1994

         Consolidated Balance Sheets as of December 31, 1995
         and January 1, 1995

         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1995, January 1, 1995 and
         January 2, 1994

         Consolidated Statements of Cash Flows for the Years
         Ended December 31, 1995, January 1, 1995 and January
         2, 1994

         Notes to Consolidated Financial Statements

FORM 10-K                                             Page 30

(a)(2) The following Financial Statement Schedules are presented on pages 31 through 32 hereto.

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

(b)      Reports on Form 8-K

         No report on 8-K was filed during fourth quarter 1995.

FORM 10-K                                             Page 31




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






                                    McGLADREY & PULLEN, LLP
                                    McGladrey & Pullen, LLP




Greensboro, North Carolina
February 14, 1996

FORM 10-K                                                  Page  32

                    CONE MILLS CORPORATION AND SUBSIDIARIES
               SCHEDULE II  -  VALUATION  AND  QUALIFYING  ACCOUNTS
      Years Ended December 31, 1995,  January 1, 1995  and  January 2, 1994
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

December 31, 1995
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $   3,000     $   411    $     -      $   211 (a)   $  3,200

  Inventory reserves                  45           -          -           45 (c)          -
  Reserve for future losses            -       2,644          -            -          2,644


January 1, 1995
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $   3,000     $   232    $     -      $   232 (a)   $  3,000

  Inventory reserves                 393 (b)       -          -          348 (b)(c)      45
  Reserve for future losses (b)    1,227           -          -        1,227 (c)          -


January 2, 1994
  Valuation accounts deducted
    from the assets to which
    they apply:
      Provision for doubtful
          accounts             $   3,228     $   246    $     -      $   474 (a)   $  3,000

  Inventory reserves (b)             553           -          -          160 (c)        393
  Reserve for future losses (b)    2,045           -          -          818 (c)      1,227

(a)  Represents bad debts charged off.

(b)  Represents reserves for discontinued operations (Note 19).

(c)  Represents reserves charged to costs and expenses.

FORM 10-K              INDEX TO EXHIBITS                          Page 33

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

FORM 10-K              INDEX TO EXHIBITS                        Page 34

Exhibit                                                         Sequential
  No.        Description                                        Page No.

 2.1(f)      Amendment to Receivables Purchase
             Agreement dated as of December 31,
             1995, between the Registrant and
             Delaware Funding Corporation.                             45

* 2.2(a)     Investment Agreement dated as of
             June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
             Garcia Muriel, and Cone Mills
             Corporation, filed as Exhibit 2.2(a)
             to Registrant's report on Form 10-Q for
             the quarter ended July 4, 1993, with
             exhibits herein numbered 2.2(b),(c),
             (d), (f), (g), and (j) attached.

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

FORM 10-K              INDEX TO EXHIBITS                        Page 35

Exhibit                                                         Sequential
  No.        Description                                        Page No.

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

* 2.2(k)     Call Option dated September 25, 1995,
             between Registrant and SMM Trust, 1995
             - M, a Delaware business trust, filed
             as Exhibit 2.2(k) to the Registrant's
             report on Form 10-Q for the quarter
             ended October 1, 1995.

FORM 10-K              INDEX TO EXHIBITS                        Page 36

Exhibit                                                         Sequential
  No.        Description                                        Page No.

* 2.2(l)     Put Option dated September 25, 1995,
             between Registrant and SMM Trust, 1995
             - M, a Delaware business trust, filed
             as Exhibit 2.2(l) to the Registrant's
             report on Form 10-Q for the quarter
             ended October 1, 1995.

  2.2(m)     Letter Agreement dated January 11, 1996
             among Registrant, Rodolfo Garcia Muriel,
             and Compania Industrial de Parras,
             S.A. de C.V.                                              48

* 2.3        Asset Purchase Agreement dated as
             of December 2, 1994 between the
             Registrant, Lancer Industries, Inc.
             and M.P.M. Transportation, Inc.,
             filed as Exhibit 2 to the Registrant's
             Current Report on Form 8-K dated
             December 2, 1994.

  2.4        Olympic Division Acquisition Agreement
             by and among Vitafoam Incorporated,
             British Vita PLC, and Registrant
             dated January 19, 1996 with related
             Lease Agreement, Lease Agreement and
             Option to Purchase, Sublease Agreement,
             Services Agreement, License Agreement
             And Hold Back Escrow Agreement, each
             dated January 22, 1996. The following
             exhibits and schedules to the
             Acquisition Agreement have been
             omitted. The Registrant hereby
             undertakes to furnish supplementally
             a copy of such omitted exhibit or
             schedule to the Commission upon
             request.

             Exhibits
             Exhibit A1          Form of Buyer Lease
             Exhibit A2          Form of Buyer Lease
             Exhibit B           Form of Holdback Escrow
                                  Agreement
             Exhibit C1          Facility 1
             Exhibit C2          Facility 2
             Exhibit C3          Facility 3
             Exhibit C4          Facility 4
             Exhibit C5          Facility 5
             Exhibit C6          Facility 6
             Exhibit D           Form of Sublease Agreement

FORM 10-K              INDEX TO EXHIBITS                        Page 37

Exhibit                                                         Sequential
  No.        Description                                        Page No.

             Exhibit E           Form of Opinion of Buyer's
                                  Counsel
             Exhibit F           Form of Opinion of Seller's
                                  Counsel
             Exhibit G           Form of Assumption Agreement
             Exhibit H           Form of Services Agreement
             Exhibit I           Inventory Valuation Principles
             Exhibit J           Form of License Agreement

             Schedules
             Schedule 1.1(a) Excluded Assets
             Schedule 1.1(b) Tangible Fixed Assets
             Schedule 2.8        Assigned Contracts
             Schedule 2.10       Allocation of Purchase
                                  Price
             Schedule 4.3        Consents and
                                  Authorizations
             Schedule 4.7        Contracts by Category
             Schedule 4.9        Litigation
             Schedule 4.11       Tax Matters
             Schedule 4.12       Licenses and Permits
             Schedule 4.14       Tangible Personal
                                  Property
             Schedule 4.15       Employees and Wage Rates
             Schedule 4.16       Insurance Policies
             Schedule 4.17       Intellectual Property
             Schedule 4.18       Licenses to Intellectual
                                  Property; Third-party
                                  Patents
             Schedule 4.19       Purchases from One Party
             Schedule 4.22       Real Property
             Schedule 4.23       Business Names
             Schedule 4.24       Environmental Matters
             Schedule 9.4        Facility 5 Remediation Plan           49

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

FORM 10-K              INDEX TO EXHIBITS                        Page 38

Exhibit                                                         Sequential
  No.        Description                                        Page No.

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

FORM 10-K              INDEX TO EXHIBITS                        Page 39

Exhibit                                                         Sequential
  No.        Description                                        Page No.

 4.3(f)      Letter Agreement dated as of June 30,
             1995, between the Registrant and
             The Prudential Insurance Company
             of America superseding Letter Agreement
             filed as Exhibit 4.3(e) to the
             Registrant's report on Form 10-Q
             for the quarter ended July 2, 1995.                      193

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

  4.4(c)     Amendment No. 2 to Credit Agreement
             dated as of December 31, 1995, amending
             the Amended and Restated Credit
             Agreement dated November 18, 1994,
             among the Registrant, various banks
             and Morgan Guaranty Trust Company
             of New York, as Agent.                                   195

* 4.5        Specimen Class A Preferred Stock
             Certificate, filed as Exhibit 4.5
             to the Registrant's Registration
             Statement on Form S-1(File No. 33-46907).

FORM 10-K              INDEX TO EXHIBITS                        Page 40
Exhibit                                                         Sequential
  No.        Description                                        Page No.

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

* 4.8        The 401(k) Program of Cone Mills
             Corporation, amended and restated
             effective December 1, 1994, filed as
             Exhibit 4.8 to the Registrant's
             report on Form 10-K for year ended
             January 1, 1995.

  4.8(a)     First Amendment to the 401(k)
             Program of Cone Mills Corporation
             dated May 9, 1995.                                       197

  4.8(b)     Second Amendment to the 401(k)
             Program of Cone Mills Corporation
             dated December 5, 1995.                                  199

* 4.9        Cone Mills Corporation 1983 ESOP as
             amended and restated effective
             December 1, 1994, filed as Exhibit
             4.9 to the Registrant's report on
             Form 10-K for year ended January 1,
             1995.

  4.9(a)     First Amendment to the Cone Mills
             Corporation 1983 ESOP dated
             May 9, 1995.                                             204

  4.9(b)     Second Amendment to the Cone Mills
             Corporation 1983 ESOP dated
             December 5, 1995.                                        207

* 4.10       Indenture dated as of February 14,
             1995, between Cone Mills Corporation
             and Wachovia Bank of North Carolina,
             N.A. as Trustee, filed as Exhibit 4.1
             to Registrant's Registration Statement
             on Form S-3 (File No. 33-57713).

FORM 10-K              INDEX TO EXHIBITS                        Page 41

Exhibit                                                         Sequential
  No.        Description                                        Page No.

* 4.11       Form of 8 1/8% Debenture in aggregate
             principal amount of $100,000,000 due
             March 15, 2005, filed as Exhibit 4.11
             to the Registrant's report on Form 10-K
             for the year ended January 1, 1995.

Management contract or compensatory plan or arrangement
(Exhibits 10.1 - 10.12)

*10.1        Employees' Retirement Plan of Cone
             Mills Corporation as amended and
             restated effective December 1, 1994,
             filed as Exhibit 10.1 to the Registrant's report on Form 10-K for the year ended
             January 1, 1995.

 10.1(a)     First Amendment to the Employees'
             Retirement Plan of Cone Mills
             Corporation dated May 9,1995.                            209

 10.1(b)     Second Amendment to the Employees'
             Retirement Plan of Cone Mills
             Corporation dated December 5, 1995.                      211

 10.2        Cone Mills Corporation SERP as amended
             and restated as of December 5, 1995.                     221

 10.3        Excess Benefit Plan of Cone Mills
             Corporation as amended and restated
             as of December 5, 1995.                                  228

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

FORM 10-K              INDEX TO EXHIBITS                        Page 42

Exhibit                                                         Sequential
  No.        Description                                        Page No.

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

*10.11       Management Incentive Plan of the
             Registrant filed as Exhibit 10.11(b) to
             Registrant's report on Form 10-K for the year ended January 3, 1993.

 10.12       Consulting Agreement between Dewey L.
             Trogdon and the Registrant dated
             December 5, 1995.                                        235

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

FORM 10-K              INDEX TO EXHIBITS                        Page 43

Exhibit                                                         Sequential
  No.        Description                                        Page No.

*10.15       Underwriting Agreement dated March 8,
             1995 between the Registrant and J. P.
             Morgan Securities, Inc., NationsBanc
             Capital Markets, Inc. and Prudential
             Securities Incorporated filed as Exhibit
             10.15 to Registrant's report on Form 10-K for the year ended January 1, 1995.

 13          Portions of the Registrant's 1995 Annual
             Report to Shareholders that are incor-
             porated by reference into this Annual
             Report on Form 10-K.                                     237

 21          Subsidiaries of the Registrant.                          263

 23.l        Consent of McGladrey & Pullen,
             independent auditor, with respect to
             the incorporation by reference in the
             Registrant's Registration Statements
             on Form S-8 (Nos. 33-31977; 33-31979;
             33-51951; 33-51953; 33-53705; and
             33-67800) of their reports on the
             consolidated financial statements and
             schedules included in this Annual
             Report on Form 10-K.                                     264

 23.2        Consent of McGladrey & Pullen,
             independent auditor, with respect to
             the incorporation by reference in the
             Registrant's Registration Statements
             on Form S-8 (Nos. 33-31979; 33-51951;
             and 33-51953) of their report on the
             financial statements included in the
             Form 11-K Annual Report of Cone Mills
             Corporation Employee Equity Plan
             (to be filed by amendment).

 23.3        Consent of Auditors of Compania
             Industrial de Parras S.A. de C.V.
             with respect to the incorporation by
             reference in the Registrant's
             Registration Statements on Form S-8
             (Nos. 33-31977; 33-31979; 33-51951;
             33-51953; 33-53705; and 33-67800)
             of their report on the consolidated
             financial statements to be included
             in this Annual Report on Form 10-K
             (to be filed by amendment).

FORM 10-K              INDEX TO EXHIBITS                        Page 44

Exhibit                                                         Sequential
  No.        Description                                        Page No.


 27          Financial Data Schedule                                  265

 99.1        Form 11-K Annual Report of Cone Mills
             Corporation Employee Equity Plan
             (to be filed by amendment).

 99.2        Consolidated Financial Statements of
             Compania Industrial de Parras S.A.
             de C.V. (to be filed by amendment).


* Incorporated by reference to the statement or report indicated.