Form 10-K/A
period 1995-12-31
CONE MILLS CORP
filed 1996-03-29
CIK 23304

Page

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.  20549

                                FORM 10-K-A
(Mark One)
   [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

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

Index to Exhibits - pages 33-44

FORM 10-K                                             Page 266

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONE MILLS CORPORATION

Date:  March 29, 1996               By:  /s/ J. Patrick Danahy
                                          J.Patrick Danahy
                                          President and Chief
                                          Executive Officer


      Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                    Title                    Date


/s/Dewey L. Trogdon         Chairman of the            March 29, 1996
(Dewey L. Trogdon)          Board


/s/ J. Patrick Danahy       Director, President        March 29, 1996
(J. Patrick Danahy)         and Chief Executive
                            Officer (Principal
                            Executive Officer)


/s/ John L. Bakane          Director,                  March 29, 1996
(John L. Bakane)            Executive Vice
                            President and Chief
                            Financial Officer
                            (Principal Financial
                             Officer)


/s/ Doris R. Bray           Director                   March 29, 1996
(Doris R. Bray)

FORM 10-K                                                   Page 267


    Signature                 Title                        Date




/s/ Leslie W. Gaulden       Director                   March 29, 1996
(Leslie W. Gaulden)



/s/ Jeanette C. Kimmel      Director                   March 29, 1996
(Jeanette C. Kimmel)



/s/ Charles M. Reid         Director                   March 29, 1996
(Charles M. Reid)



/s/ John W. Rosenblum       Director                   March 29, 1996
(John W. Rosenblum)



/s/ Richard S. Vetack       Director                   March 29, 1996
(Richard S. Vetack)



/s/ Bud W. Willis III       Director                   March 29, 1996
(Bud W. Willis III)



/s/ J. D. Holder            Controller                 March 29, 1996
(J. D. Holder)              (Principal Accounting
                             Officer)