Form 10-Q
period 1996-03-31
CONE MILLS CORP
filed 1996-05-13
CIK 23304

Page 1 of 60
                                           Index to Exhibits-Pages 21-30

                                       FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

(Mark One)
   [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1996

                                          OR

   [    ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the Transition period from             to

Commission file number    1-3634


                    CONE MILLS CORPORATION
                (Exact name of registrant as specified in its charter)

    North Carolina                       56-0367025
(State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                         Identification No.)

3101 North Elm Street, Greensboro, North Carolina   27408
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

Number of shares of common stock outstanding as of May 1, 1996: 27,383,933 shares.

FORM 10-Q

                                CONE MILLS CORPORATION

                                         INDEX

                                                                        Page
                                                                        Number

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Statements of Income
                Thirteen weeks ended March 31, 1996 and
                April 2, 1995 (Unaudited). . . . . . . . . . . . . . . .3

             Consolidated Balance Sheets
                March 31, 1996 and April 2, 1995
                (Unaudited) and December 31, 1995. . . . . . . . . . . .4 & 5

             Consolidated Statements of Stockholders' Equity
                Thirteen weeks ended March 31, 1996
                and April 2, 1995 (Unaudited). . . . . . . . . . . . . .6

             Consolidated Statements of Cash Flows
                Thirteen weeks ended March 31, 1996
                and April 2, 1995 (Unaudited). . . . . . . . . . . . . .7

             Notes to Consolidated Financial Statements
                (Unaudited). . . . . . . . . . . . . . . . . . . . . . .8

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations . . . . . . .14


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . . . . .19
Item 6.      Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .20

FORM 10-Q
PART I
Item 1.

                      CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME

                   (amounts in thousands, except per share data)

                                                                          Thirteen             Thirteen
                                                                          Weeks Ended         Weeks Ended
                                                                          March 31, 1996     April 2, 1995
                                                                          (Unaudited)         (Unaudited)

Net Sales                                                                $       199,282   $       226,205

Operating Costs and Expenses:
  Cost of sales                                                                  161,236           185,948
  Selling and administrative                                                      21,116            20,827
  Depreciation                                                                     7,136             7,201
  Gain on sale of division                                                        (4,675)                -

                                                                                 184,813           213,976

Income from Operations                                                            14,469            12,229

Other Income (Expense):
  Interest income                                                                     96               225
  Interest expense                                                                (3,837)           (3,001)

                                                                                  (3,741)           (2,776)

Income before Income Taxes and Equity in
  Earnings (Loss) of Unconsolidated Affiliates                                    10,728             9,453

Income Taxes                                                                       3,755             3,304

Income before Equity in Earnings (Loss) of
  Unconsolidated Affiliates                                                        6,973             6,149

Equity in Earnings (Loss) of Unconsolidated Affiliates                               212            (2,515)

Net Income                                                               $         7,185   $         3,634

Income Available to Common Shareholders:
  Net Income                                                             $         6,465   $         2,962

Earnings Per Share - Fully Diluted:
  Net Income                                                                   $     .24            $  .11

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                                   27,462            27,465

See Notes to Consolidated Financial Statements.

FORM 10-Q

Item 1.  (continued)
                      CONE MILLS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

               (amounts in thousands, except share and par value data)

                                                                March 31,        April 2,      December 31,
       ASSETS                                                     1996             1995           1995
                                                               (Unaudited)     (Unaudited)       (Note)
   Current Assets:
     Cash                                                     $      1,447    $        912    $        336

     Accounts receivable - trade, less provision for
       doubtful accounts $3,000; $3,000; $3,200                     78,747          95,833          60,955

     Inventories:
       Greige and finished goods                                    92,823          82,684          84,822
       Work in process                                              13,143          15,995          14,786
       Raw materials                                                11,794          23,026          29,274
       Supplies and other                                           32,599          31,151          33,492

                                                                   150,359         152,856         162,374

     Other current assets                                           13,781           7,558          10,227

          Total Current Assets                                     244,334         257,159         233,892

   Investments in Unconsolidated Affiliates                         37,087          32,148          37,680

   Other Assets                                                     41,815          39,718          45,540



   Property, Plant and Equipment:
     Land                                                           18,398          20,090          19,615
     Buildings                                                      81,821          79,253          89,128
     Machinery and equipment                                       304,024         293,101         322,361
     Other                                                          30,605          31,435          34,292

                                                                   434,848         423,879         465,396

        Less accumulated depreciation                              191,243         184,073         198,188

            Property, Plant and Equipment-Net                      243,605         239,806         267,208







                                                              $    566,841    $    568,831    $    584,320

   Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

   See Notes to Consolidated Financial Statements.

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS

                  (amounts in thousands, except share and par value data)

                                                               March 31,      April 2,      December 31,
                LIABILITIES AND STOCKHOLDERS' EQUITY             1996           1995           1995
                                                             (Unaudited)    (Unaudited)       (Note)

  Current Liabilities:
    Notes payable                                            $    11,391    $     8,210    $      8,875
    Current maturities of long-term debt                          11,096            414          11,236
    Accounts payable - trade                                      33,124         37,380          40,023
    Sundry accounts payable and accrued expenses                  43,655         41,891          64,800
    Income taxes payable                                           1,124          3,756               -
    Deferred income taxes                                         26,317         28,188          25,938

      Total Current Liabilities                                  126,707        119,839         150,872

  Long-Term Debt                                                 161,420        172,629         161,782

  Deferred Items:
    Deferred income taxes                                         40,849         37,753          40,836
    Other deferred items                                           9,934          6,215           8,705

                                                                  50,783         43,968          49,541





  Stockholders' Equity:
    Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                      38,395         38,395          38,395
    Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                 -              -               -
    Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 27,383,933 shares;
      1995, 27,380,409 shares                                      2,738          2,738           2,738
    Capital in excess of par                                      71,100         71,090          71,090
    Retained earnings                                            124,160        126,743         119,825
    Currency translation adjustment                               (8,462)        (6,571)         (9,923)

                Total Stockholders' Equity                       227,931        232,395         222,125



                                                             $   566,841    $   568,831    $    584,320

  Note: The balance sheet at December 31, 1995, has been derived from the audited financial statements at that date.

  See Notes to Consolidated Financial Statements.

FORM 10-Q

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    THIRTEEN WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                          (amounts in thousands, except share data)
                                         (Unaudited)

                                                 Class A Preferred
                                                Stock                         Common Stock
                                                Shares       Amount       Shares         Amount

Balance, December 31, 1995                     383,948   $    38,395    27,380,409   $      2,738
Net income                                           -             -             -              -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -         6,000              -
  Purchase of common shares                          -             -        (2,476)             -

Balance, March 31, 1996                        383,948   $    38,395    27,383,933   $      2,738



                                                 Class A Preferred
                                                Stock                         Common Stock
                                                Shares       Amount       Shares         Amount

Balance, January 1, 1995                       383,948   $    38,395    27,403,621   $      2,740
Net income                                           -             -             -              -
Currency translation loss (net
  of income tax benefit of $3,262)                   -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -         4,000              1
  Purchase of common shares                          -             -       (27,212)            (3)

Balance, April 2, 1995                         383,948   $    38,395    27,380,409   $      2,738


See Notes to Consolidated Financial Statements.

FORM 10-Q

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              THIRTEEN WEEKS ENDED MARCH 31, 1996 AND APRIL 2, 1995
                    (amounts in thousands, except share data)
                                  (Unaudited)

                                            Capital in                  Currency
                                              Excess       Retained    Translation
                                              of Par       Earnings     Adjustment

Balance, December 31, 1995                 $    71,090   $   119,825   $    (9,923)
Net income                                           -         7,185             -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -         1,461
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,850)            -
Common Stock:
  Options exercised                                 36             -             -
  Purchase of common shares                        (26)            -             -

Balance, March 31, 1996                    $    71,100   $   124,160   $    (8,462)



                                            Capital in                  Currency
                                              Excess       Retained    Translation
                                              of Par       Earnings     Adjustment

Balance, January 1, 1995                   $    71,354   $   125,771   $    (1,380)
Net income                                           -         3,634             -
Currency translation loss (net
  of income tax benefit of $3,262)                   -             -        (5,191)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,662)            -
Common Stock:
  Options exercised                                 25             -             -
  Purchase of common shares                       (289)            -             -

Balance, April 2, 1995                     $    71,090   $   126,743   $    (6,571)

See Notes to Consolidated Financial Statements.
                                       Page 6a

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (amounts in thousands)

                                                                      Thirteen          Thirteen
                                                                     Weeks Ended       Weeks Ended
                                                                    March 31, 1996    April 2, 1995
                                                                     (Unaudited)       (Unaudited)

Cash Flows Used In Operating Activities                              $    (16,647)   $    (24,312)

Cash Flows from Investing Activities:
   Proceeds from sale of division (a)                                      40,053               -
   Capital expenditures                                                    (5,341)         (9,640)
   Other                                                                    1,486          (6,464)

     Net cash provided by (used in) investing activities                   36,198         (16,104)

Cash Flows from Financing Activities:
   Increase (decrease) in checks issued in excess of deposits             (17,502)            865
   Principal payments  -  long-term debt                                     (614)        (97,056)
   Proceeds from long-term debt borrowings                                      -          48,000
   Proceeds from debentures issued                                              -          99,831
   Other                                                                     (324)        (11,470)

     Net cash (used in) provided by financing activities                  (18,440)         40,170

     Net increase (decrease) in cash                                        1,111            (246)

Cash at Beginning of Period                                                   336           1,158

Cash at End of Period                                                $      1,447    $        912


(a)Divestiture:
   Inventories                                                       $     14,926
   Property, plant and equipment                                           21,516
   Other                                                                   (1,064)
   Gain on sale                                                             4,675

     Proceeds from sale                                              $     40,053


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                             $      7,495    $      4,817

   Income taxes, net of refunds                                      $        103    $     (1,338)

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from sale of division                         $      4,449    $          -




See Notes to Consolidated Financial Statements.

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    March 31, 1996




Note 1.       Basis of Financial Statement Preparation

       The Cone Mills Corporation (the "Company") condensed consolidated financial statements for March 31, 1996 and April 2, 1995 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at March 31, 1996, April 2, 1995, and December 31, 1995 and the related consolidated statements of income, stockholders' equity and cash flows for the thirteen weeks ended March 31, 1996 and April 2, 1995. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

       These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
       1995.

       Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at March 31, 1996 and April 2, 1995 and related consolidated statements of income for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.       Sale of Accounts Receivable

       The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement is extendable to August 1997. Accounts receivable is shown net of $25 million sold at March 31, 1996, net of $26 million sold at April 2, 1995, and net of $40 million sold at December 31, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include decreases of $15 million and $24 million for the thirteen weeks ended March 31, 1996 and April 2, 1995, respectively.

Note 3.       Investments in Unconsolidated Affiliates

       Investments in unconsolidated affiliated companies are accounted for by the equity or cost method depending upon ownership and the Company's ability to exert influence. In 1995, the Company accounted for the results of CIPSA by the equity method. Based upon a reduction in ownership to 18% and certain other factors, the Company will account for its investment in CIPSA by the cost method in 1996 and future periods.

       In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S. dollars for Compania Industrial de Parras S.A., ("CIPSA"). Primarily due to the devaluation of the peso, the Company recognized $2.4 million loss as its pro rata share of these losses in its first quarter 1995 income statement.

FORM 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4.       Long-Term Debt

                                                      March 31, 1996
                                                         Current
                                            Total        Maturity     Long-Term
                                                  (amounts in thousands)

8% Senior Note                       $     75,000     $   10,714     $   64,286
8-1/8% Debentures                          96,021              -         96,021
Capital Lease Obligation                    1,374            344          1,030
Other                                         121             38             83

Total                                $    172,516     $   11,096     $  161,420

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


Note 5.       Class A Preferred Stock

       The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1997.

FORM 10-Q

Note 6.       Stock Option Plans


                                    1995      Exercise               1996       Exercise
                                   Number      Price                Number       Price
                                     Of       Weighted                Of        Weighted
                                  Options     Average               Options     Average
Outstanding -
  beginning
  of year                       1,086,000      $ 12.66            1,047,000     $  12.55
Granted                                 -          -                      -          -
Exercised                          (4,000)        6.50               (6,000)        6.08
Forfeited                         (35,000)       15.63               (4,000)       13.81

Outstanding -
  end of period                 1,047,000     $  12.58            1,037,000     $  12.59

Exercisable at
  end of period                   335,850                           568,600

The following table summarizes information about stock options outstanding at March 31, 1996:

                                    Number              Number
  Exercise                       Outstanding          Exercisable       Expiration
   Price                          at 3/31/96           at 3/31/96          Date

  $ 5.250                             76,200               76,200       June, 1999
  $ 6.500                             91,800               91,800       February, 2002
  $11.625                              7,000                7,000       May, 2002
  $12.000                            408,000              104,800       November, 2004
  $12.875                              6,000                6,000       May, 2001
  $15.625                            448,000              282,800       February, 2003

                                   1,037,000              568,600

FORM 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Earnings Per Share

                                                       Thirteen                 Thirteen
                                                      Weeks Ended              Weeks Ended
                                                     March 31, 1996           April 2, 1995
                                                                 Fully                    Fully
                                                 Primary        Diluted    Primary       Diluted
                                                               (amounts in thousands,
                                                               except per share data)
Income from
  continuing operations                     $     7,185    $     7,185    $     3,634    $  3,634
 Less:  Class A Preferred
        dividends                                  (720)          (720)        (  672)     ( 672)

Adjusted net income                         $     6,465    $     6,465    $     2,962    $ 2,962

Weighted average common
 shares outstanding                              27,381         27,381         27,380     27,380
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                                         75             81             85         85

Weighted average common
 shares and common share
 equivalents outstanding                         27,456         27,462         27,465     27,465

Earnings per common
 share and common share
 equivalent                                   $   .24        $   .24        $   .11        $   .11


FORM 10-Q

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.       Sale of Division

       On January 22, 1996, the Company completed the sale of its Olympic Products Division to British Vita PLC. The Company sold all inventory and substantially all of the property, plant and equipment of this division and will collect the trade accounts receivable as they become due. Proceeds of $40,053,000 had been realized at March 31, 1996. Total proceeds to be realized from the sale of this division, including collection of receivables, will be in excess of $50 million. Gain from disposal of this division has been recognized in the Company's first quarter 1996 financial statements.

       Sales revenues of the Olympic Products Division for 1995 were $94.7 million.

FORM 10-Q

Item 2.
                                MANAGEMENT'S DISCUSSION
                          AND ANALYSIS OF FINANCIAL CONDITION
                               AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter Ended March 31, 1996 Compared with First Quarter
Ended April 2, 1995.

While U.S. consumer spending in apparel and home furnishings continued to grow sluggishly in the first quarter of 1996, manufacturers were adversely affected by reductions in softgoods inventories, which were in response to retail sales being less than expected. These inventory liquidations have been disruptive to textile industry operating schedules and pricing particularly in the apparel fabrics industry. In addition, weak consumer preference for printed home furnishings fabrics have adversely affected the decorative print business.

Cone Mills had first quarter 1996 sales of $199.3 million, down 11.9%, as compared with sales of $226.2 million for the first quarter of 1995. After eliminating the sales of the Olympic Products Division, which was sold in January 1996, sales decreased 4.1%. Lower sales in specialty sportswear products and decorative prints more than offset increased denim and export sales. Export sales were $52.6 million, or 26.4% of total sales, as compared with $38.2 million, or 16.9% of sales, for the first quarter of 1995.

The Company had net income of $7.2 million, or $.24 per share after preferred dividends, for the first quarter of 1996, including an after-tax gain on the sale of the Olympic Division of $3.0 million or $.11 per share. For comparison, first quarter 1995 net income was $3.6 million or $.11 per share, which included a $2.5 million after-tax charge, or $.09 per share, arising primarily from losses associated with the effect of the peso devaluation on Cone's minority investment in Compania Industrial de Parras S.A. de C.V. (CIPSA).

Excess inventories throughout the apparel softgoods pipeline and weak consumer demand for home furnishings prints are expected to continue to depress earnings for the near term.

Gross profit for first quarter 1996 (net sales less cost of sales and depreciation) was 15.5% of sales as compared with 14.6% for the previous year. The increase was primarily the result of improved margins in denims and the elimination of Olympic operations which had low gross profits.

FORM 10-Q

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information.

                                                    First Quarter
                                           1996                         1995
                                    (Dollar amounts in millions)
NET SALES
   Apparel                       $   165.7       83.2%        $   170.3       75.3%
   Home Furnishings(1)                33.6       16.8              55.9       24.7
       Total                     $   199.3      100.0%        $   226.2      100.0%

OPERATING INCOME(2)
   Apparel                       $    13.0        7.8%        $     8.9        5.3%
   Home Furnishings(3)                 2.8        8.2               3.8        6.8

(1) Net sales include the Olympic Products Division's net sales of $4.8 million and $23.4 million in 1996 and 1995, respectively.
(2) Operating income excludes general corporate expenses. Percentages reflect operating income as a percentage of segment net sales.
(3) Operating income includes the Olympic Products Division's operating income of $4.7 million and $.1 million in 1996 and 1995, respectively.

   Apparel Fabrics. Apparel fabric segment sales for the first quarter of 1996 were $165.7 million, down 2.7% from 1995 amounts. Higher denim sales, which resulted from price increases and improved mix, were more than offset by lower specialty sportswear sales. First quarter 1996 operating margins for the apparel segment were 7.8% of sales as compared with 5.3% in 1995. Improved denim margins were partially offset by lower operating results in specialty sportswear fabrics product lines. Export sales, primarily denims, were up 37.5% compared with the previous year amounts.

   Home Furnishings. Excluding the Olympic Products Division, first quarter 1996 home furnishings segment sales were $28.8 million, down 11.3% from 1995. Both the Cone Finishing and Cone Decorative Fabrics Divisions had lower sales in 1996 resulting from weak furniture markets and

FORM 10-Q
   customer preference for fabrics other than prints. The home furnishings segment, excluding the Olympic Products Division, had an operating loss of $1.9 million compared with income of $3.7 million for the 1995 period. The loss was primarily the result of the lower sales volume and operating levels substantially less than capacity.

Total Company selling and administrative expenses were up marginally to $21.1 million, 10.6% of sales, as compared with $20.8 million, or 9.2% of sales, for the 1995 period. Consistent with the Company's growth initiatives, selling and administrative expenses have been increased to support an infrastructure for substantially higher levels of business.

Interest expense was up $.8 million in the period resulting primarily from the Company's issuing $100 million of investment grade bonds in the last month of the first quarter of 1995.

Income taxes as a percent of taxable income were 35.0% for both the first quarters of 1996 and 1995. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan"), its 8 1/8% Debentures issued on March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. On March 31, 1996, the Company had funds available of $105.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

For the first quarter of 1996, the Company generated $14.9 million from earnings before noncash charges from depreciation, amortization and unconsolidated Mexican affiliate results as compared with $14.0 million for the first

FORM 10-Q
quarter of 1995. For the 1996 period, the Company increased its investments in working capital which resulted in net cash used in operations of $16.6 million. During the quarter, the Company sold the Olympic Products Division which provided in excess of $50 million of cash proceeds including the collection of accounts receivable. Additional uses of cash during the quarter included capital spending of $5.3 million, and the preferred stock dividend of $2.9 million.

The Company believes that the proceeds from the sale of the Olympic Products Division, together with Cone's internally generated operating funds and funds available under its existing credit facilities, will be sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future.

On March 31, 1996, the Company's long-term capital structure consisted of $161.4 million of long-term debt and $227.9 million of stockholders' equity. For comparison, at April 2, 1995, the Company had $172.6 million of long-term debt and $232.4 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 43% at the end of both the first quarter 1996 and first quarter 1995.

Accounts receivable on March 31, 1996, were $78.7 million, down from $95.8 million at April 2, 1995. At the end of the first quarter of 1996, the Company had sold $25 million of accounts receivable, a decrease of $1 million from the amount sold at the end of the first quarter of 1995. The decrease in accounts receivable is primarily due to the lower sales level in 1996 and the collection of Olympic Products Division receivables. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 49 days of sales outstanding at March 31, 1996 compared with 50 days at April 2, 1995.

Inventories on March 31, 1996, were $150.4 million, up approximately $12 million from first quarter 1995 levels when adjusted for the sale of Olympic Products Division inventories. The Company's additional finished goods inventories were the result of a decline in unit sales.

Capital spending in 1996 is expected to be $52 million.
Projects include new weaving machines that replace 1970s

FORM 10-Q
vintage weaving machines and approximately $4 million for computers, software and information systems. First quarter 1996 spending was $5.3 million. The Company has agreements with CIPSA to purchase up to an additional 33% of the outstanding common stock of Parras Cone for an amount of $20 million or the August 1995 book value, if CIPSA does not meet certain financial obligations.

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to cause a material change in the Company's competitive position, operating results or planned capital expenditures. The Company has an active environmental committee which fosters protection of the environment and compliance with laws.

The Company is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.

* 2.1(f)        Amendment to Receivables Purchase
                Agreement dated as of December 31,
                1995, between the Registrant and
                Delaware Funding Corporation,
                filed as Exhibit 2.1(f) to the
                Registrant's report on Form 10-K
                for the year ended December 31, 1995.

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

* 2.2(e)        First Amendment to Joint Venture
                Agreement dated as of June 14, 1995,
                between Compania Industrial de Parras,
                S.A. de C.V., and Cone Mills (Mexico),
                S.A. de C.V., filed as Exhibit 2.2(e)
                to the Registrant's report on Form 10-Q
                for the quarter ended July 2, 1995.
                                               Page 22

FORM 10-Q              INDEX TO EXHIBITS

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

* 2.2(m)        Letter Agreement dated January 11, 1996
                among Registrant, Rodolfo Garcia Muriel, and Compania Industrial de Parras,
                S.A. de C.V., filed as Exhibit 2.2(m) to the Registrant's report on Form 10-K for the year ended December 31, 1995.

* 2.3           Asset Purchase Agreement dated as
                of December 2, 1994 between the
                Registrant, Lancer Industries, Inc.
                and M.P.M. Transportation, Inc.,
                filed as Exhibit 2 to the Registrant's
                Current Report on Form 8-K dated
                December 2, 1994.

* 2.4           Olympic Division Acquisition Agreement
                by and among Vitafoam Incorporated,
                British Vita PLC, and Registrant
                dated January 19, 1996 with related
                Lease Agreement, Lease Agreement and
                Option to Purchase, Sublease Agreement,
                Services Agreement, License Agreement
                And Hold Back Escrow Agreement, each
                dated January 22, 1996, filed as Exhibit
                2.4 to the Registrant's report on Form
                10-K for year ended December 31, 1995.
                The following exhibits and schedules to
                the Acquisition Agreement have been
                omitted. The Registrant hereby
                undertakes to furnish supplementally
                a copy of such omitted exhibit or
                schedule to the Commission upon
                request.

                Exhibits
                Exhibit A1             Form of Buyer Lease
                Exhibit A2             Form of Buyer Lease
                Exhibit B              Form of Holdback Escrow
                                        Agreement

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.

                Exhibit C1             Facility 1
                Exhibit C2             Facility 2
                Exhibit C3             Facility 3
                Exhibit C4             Facility 4
                Exhibit C5             Facility 5
                Exhibit C6             Facility 6
                Exhibit D              Form of Sublease Agreement
                Exhibit E              Form of Opinion of Buyer's
                                        Counsel
                Exhibit F              Form of Opinion of Seller's
                                        Counsel
                Exhibit G              Form of Assumption Agreement
                Exhibit H              Form of Services Agreement
                Exhibit I              Inventory Valuation Principles
                Exhibit J              Form of License Agreement

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

* 4.1           Restated Articles of Incorporation of
                the Registrant effective August 25, 1993, filed as Exhibit 4.1 to Registrant's report on Form 10-Q for the quarter ended
                October 3, 1993.
                                               Page 25

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.

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

* 4.3(f)        Letter Agreement dated as of June 30,
                1995, between the Registrant and
                The Prudential Insurance Company
                of America superseding Letter Agreement
                filed as Exhibit 4.3(e) to the
                Registrant's report on Form 10-Q
                for the quarter ended July 2, 1995.

  4.3(g)        Letter Agreement dated as of March 30,
                1996, between the Registrant and The
                Prudential Insurance Company of
                America.                                                          32

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


FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.

* 4.4(c)        Amendment No. 2 to Credit Agreement
                dated as of December 31, 1995, amending
                the Amended and Restated Credit
                Agreement dated November 18, 1994,
                among the Registrant, various banks
                and Morgan Guaranty Trust Company
                of New York, as Agent, filed as
                Exhibit 4.4(c) to the Registrant's
                report on Form 10-K for year ended
                December 31, 1995.

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

* 4.8(a)        First Amendment to the 401(k)
                Program of Cone Mills Corporation
                dated May 9, 1995, filed as
                Exhibit 4.8(a) to the Registrant's
                report on Form 10-K for year ended
                December 31, 1995.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.


* 4.8(b)        Second Amendment to the 401(k)
                Program of Cone Mills Corporation
                dated December 5, 1995, filed as
                Exhibit 4.8(b) to the Registrant's
                report on Form 10-K for year ended
                December 31, 1995.

* 4.9           Cone Mills Corporation 1983 ESOP as
                amended and restated effective
                December 1, 1994, filed as Exhibit
                4.9 to the Registrant's report on
                Form 10-K for year ended January 1,
                1995.

* 4.9(a)        First Amendment to the Cone Mills
                Corporation 1983 ESOP dated
                May 9, 1995,  filed as Exhibit 4.9(a)
                to the Registrant's report on Form 10-K
                for year ended December 31, 1995.

* 4.9(b)        Second Amendment to the Cone Mills
                Corporation 1983 ESOP dated
                December 5, 1995,  filed as
                Exhibit 4.9(b) to the Registrant's
                report on Form 10-K for year ended
                December 31, 1995.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                                                      Sequential
  No.           Description                                                  Page No.


Management contract or compensatory plan or arrangement
(Exhibits 10.1 and 10.2)

 10.1           1992 Stock Plan as amended and
                restated and as approved as amended
                and restated as of February 15, 1996.                             34

 10.2           1997 Senior Management Incentive
                Compensation Plan adopted on
                February 16, 1996 subject to share-
                holder approval on May 14, 1996.                                  53

 27             Financial Data Schedule                                           60


* Incorporated by reference to the statement or report indicated.

FORM 10-Q





                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONE MILLS CORPORATION
                                    (Registrant)





Date   May 13, 1996                 /s/ John L. Bakane
                                    John L. Bakane
                                    Executive Vice President and
                                    Chief Financial Officer