Form 10-K/A
period 1995-12-31
CONE MILLS CORP
filed 1996-06-28
CIK 23304

Page 1
      UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                  Washington, D. C.  20549

                         FORM 10-K/A
                       AMENDMENT NO. 3
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

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

FORM 10-K/A                                       Page 2


     The undersigned registrant hereby amends the following item of its report on Form 10-K for the fiscal year ended December 31, 1995 by adding the following exhibits:


                             PART IV


ITEM 14.   Exhibits, Financial Statements Schedules, and
           Reports on Form 8-K


(a)(3) Exhibits. The following exhibits are filed with this amendment:

          Exhibit 23.3 Consent of Auditors of Compania Industrial de Parras S.A. de C.V. with respect to the incorporation by reference in the Registrant's
                         Registration Statements on Form S-8
                         (Nos. 33-31977; 33-31979; 33-51951; 33-
                         51953; 33-53705; and 33-67800) of their
                         report on the consolidated financial
                         statements to be included in this Annual
                         Report on Form 10-K.

          Exhibit 99.3   Consolidated Financial Statements of
                         Compania Industrial de Parras S.A. de
                         C.V.

FORM 10-K/A                                       Page 3

Exhibit 23.3
                             ARTHUR
                            ANDERSEN

                    ARTHUR ANDERSEN & CO, SC

                                        Arthur Andersen & Co.

                                        Bosque de Duraznos 127
                                        Bosques de las Lomas
                                        11700 Mexico DF
                                        326 88 00
                                        596 46 92 Fax

CONE MILLS CORPORATION
1201 Maple Street
Greensboro, N.C. 27405


To the Board of Directors:

As independent public accountants, we hereby consent to the incorporation by reference in the Form 10-K of Cone Mills Corporation for the fiscal year ended December 31, 1995 of our report of Compania Industrial de Parras, S.A. de C.V. an Subsidiaries dated March 15, 1996 and March 29, 1996 regarding the reference to auditors' report of Parras Cone de Mexico, S.A. de C.V. a 50% owned subsidiary, accounted for under the equity method, audited by other auditors. It should be noted that we have not examined any financial statements of the Company subsequent to the date of our report.




                                        Arthur Andersen


March 15, 1996 and March 29, 1996
  regarding the auditors' report of
  Parras Cone de Mexico, S.A. de C.V.

FORM 10-K/A                                       Page 4

Exhibit 99.3


    Translation of financial statements originally issued
                         in Spanish














COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES


              CONSOLIDATED FINANCIAL STATEMENTS

              AS OF DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               TOGETHER WITH AUDITORS' REPORT

FORM 10-K/A                                       Page 5
Exhibit 99.3   (continued)

                    ARTHUR ANDERSEN & CO
                                             Mexico, D.F.

    Translation of financial statements originally issued
                         in Spanish

          (See Note 1 to the financial statements)


To the Stockholders of

Compania Industrial de Parras, S.A. de C.V.:


We have examined the consolidated balance sheet of COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES as of December 31, 1995 and the related consolidated statements of income (loss), stockholders' equity and changes in financial position for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Parras Cone de Mexico, S.A. de C.V. (unconsolidated subsidiary) as of December 31, 1995, which statements represent assets and revenues of 11.51% and 15.66%, respectively of the consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Parras Cone de Mexico, S.A. de C.V., is based solely on the report of the other auditors.

We conducted our examination in accordance with generally accepted auditing standards, which require that the audit be planned and performed to obtain reasonable assurance about whether the financial statements are free of material misstatement and that they are prepared in accordance with generally accepted accounting principles. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements; an audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our examination provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the consolidated financial statements referred to above present fairly the financial position of Compania
Industrial de Parras, S.A. de C.V. and Subsidiaries as of December 31, 1995 and the consolidated results of their

FORM 10-K/A                                       Page 6
Exhibit 99.3   (continued)


operations, the changes in their stockholders' equity and the changes in their financial position for the year then ended, in conformity with generally accepted accounting principles in Mexico.

Accounting practices used by the company in preparing the accompanying financial statements conform with generally accepted accounting principles in Mexico, but do not conform with accounting principles generally accepted in the United States. A description of these differences and a complete reconciliation of consolidated net income (loss) and stockholders' equity to U.S. generally accepted accounting principles is set forth in Note 15.




                                   Arthur Andersen


March 15, 1996 and March 29, 1996
  regarding the auditors' report of
  Parras Cone de Mexico, S.A. de C.V.

FORM 10-K/A                                       Page 7
Exhibit 99.3  (continued)

    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               (In thousands of Mexican pesos)

ASSETS
                                           1995           1994
CURRENT:
   Cash and cash equivalents          $     9,551    $    26,257
   Notes and accounts receivable -
      Trade                               256,946        295,638
      Allowance for doubtful accounts     (18,611)        (6,366)
                                          238,335        289,272

      Cone Mills Corporation               19,142              -
      Prepaid taxes and other
         accounts receivable               20,801         23,490
                                          278,278        312,762

      Inventories                         129,526        155,831

            Total current assets          417,355        494,850


INVESTMENT IN PARRAS CONE DE
   MEXICO, S.A. DE C.V.                   205,324         23,884


PROPERTY, PLANT AND EQUIPMENT, net        972,544        993,193


OTHER ASSETS                               10,190          3,097

                                      $ 1,605,413    $ 1,515,024

The accompanying notes are an integral part of these consolidated balance sheets.

FORM 10-K/A                                       Page 8
Exhibit 99.3   (continued)
    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               (In thousands of Mexican pesos)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                              1995           1994
CURRENT:
   Bank loans                              $ 148,521    $    99,657
   Current portion of long-term debt          13,320          5,751
   Notes payable to financial institutions
      and cotton suppliers                   178,850        137,427
   Textiles Kamel Nacif, S.A. de C.V.         38,700        360,328
   Notes and accounts payable to suppliers    38,390         32,588
   Cone Mills Corporation                         -          15,128
   Parras Cone de Mexico, S.A. de C.V.           353              -
   Other accounts payable and accrued
      liabilities                             35,010         23,267
   Asset tax and employee profit sharing          41            280

            Total current liabilities        453,185        674,426

LONG-TERM DEBT                               182,963         53,710

RESERVE FOR INDEMNITY PAYMENTS                 6,504          5,734

            Total liabilities                642,652        733,870

STOCKHOLDERS' EQUITY:
   Capital stock                             186,989         68,746
   Capital stock restatement                 370,588        359,612
   Additional paid-in capital                229,915        158,908
   Reserve for repurchase of shares           25,000         25,000
   Retained earnings                         455,291        443,441
   Cumulative effect of restatement         (449,965)      (319,991)
                                             817,818        735,716
   Minority interest                         144,943         45,438

            Total stockholders' equity       962,761        781,154

                                          $1,605,413     $1,515,024

The accompanying notes are an integral part of these consolidated balance sheets.

FORM 10-K/A                                       Page 9
Exhibit 99.3   (continued)

    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (LOSS)

       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

      (In thousands of Mexican pesos, except per share information expressed in pesos)

                                             1995         1994

NET SALES                               $ 1,069,513  $   558,804

COST OF SALES                               861,645      471,149

         Gross profit                       207,868       87,655

OPERATING EXPENSES:
   Administrative                            53,251       39,450
   Selling                                   44,374       47,343

                                             97,625       86,793

         Operating profit                   110,243          862

COMPREHENSIVE COST OF FINANCING:
   Interest income                           (9,146)      (7,534)
   Interest expense                         111,452       22,045
   Exchange loss, net                       255,114      188,520
   Gain on monetary position               (241,484)     (10,382)

                                            115,936      192,649
   Comprehensive cost of financing
      capitalized                                 -      (12,340)

                                            115,936      180,309

OTHER INCOME                                 18,958        4,746

         Income (loss) before provisions
           and equity in income of Parras
           Cone de Mexico, S.A. de C.V.      13,265     (174,701)

FORM 10-K/A                                       Page 10
Exhibit 99.3   (continued)

    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF INCOME (LOSS)

       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

      (In thousands of Mexican pesos, except per share information expressed in pesos)

                                  -2-

                                             1995         1994

PROVISIONS FOR:
   Asset tax                                     46        3,984
   Employee profit sharing                        -          290

                                                 46        4,274

         Income (loss) before equity in
           income of Parras Cone de
           Mexico, S.A. de C.V.              13,219     (178,975)

EQUITY IN INCOME OF PARRAS CONE DE
   MEXICO, S.A. DE C.V.                       2,455            -

         Net consolidated income (loss) $    15,674  $  (178,975)

NET INCOME (LOSS) APPLICABLE TO:
   Majority interest                    $    11,850  $  (144,082)
   Minority interest                          3,824      (34,893)

                                        $    15,674  $  (178,975)

         Earnings (losses) per share
           (majority interest)          $     .3045  $    (6.37)

The accompanying notes are an integral part of these consolidated statements.

FORM 10-K/A                                                    Page 11
Exhibit 99.3   (continued)

          Translation of financial statements originally issued in Spanish

           COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

          EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF DECEMBER 31, 1995

                      (In thousands of Mexican pesos)



                                                       Additional  Reserve for               Cumulative                  Total
                                   Capital Stock         Paid-in   Repurchase    Retained     Effect of    Minority   Stockholders'
                                Historical Restatement   Capital    of Shares    Earnings    Restatement   Interest      Equity
BALANCES AS OF
  DECEMBER 31, 1993           $  50,000  $   304,599  $   57,154  $    25,000  $  601,838  $   (512,555) $    1,941  $    527,977

  Increase in capital stock      18,746       55,013     101,754            -           -             -           -       175,513
  Increase in minority
    stockholders' equity              -            -           -            -           -             -      52,730        52,730
  Dividends declared                  -            -           -            -     (14,315)            -           -       (14,315)
  Net loss for the year               -            -           -            -    (144,082)            -     (34,893)     (178,975)
  Change in equity in real
    terms                             -            -           -            -           -       192,564      25,660       218,224

BALANCES AS OF
  DECEMBER 31, 1994              68,746      359,612     158,908       25,000     443,441      (319,991)     45,438       781,154

  Increase in capital stock     118,243       10,976      71,007            -           -             -           -       200,226
  Increase in minority
    stockholders' equity              -            -           -            -           -             -      77,146        77,146
  Net income for the year             -            -           -            -      11,850             -       3,824        15,674
  Change in equity in real
    terms                             -            -           -            -           -      (129,974)     18,535      (111,439)

BALANCES AS OF
  DECEMBER 31, 1995           $ 186,989  $   370,588  $  229,915  $    25,000  $  455,291  $   (449,965) $  144,943  $    962,761


The accompanying notes are an integral part of these consolidated statements.

FORM 10-K/A                                       Page 12
Exhibit 99.3   (continued)
    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               (In thousands of Mexican pesos)

                                                1995         1994
OPERATIONS:
  Net consolidated income (loss)             $  15,674   $ (178,975)
  Add (deduct) - Items that did not require
    (generate) resources
    Depreciation and amortization               50,101       48,764
    Equity in income of Parras Cone de
      Mexico, S.A. de C.V.                      (2,455)           -
    Comprehensive cost of financing
      capitalized                                    -      (12,340)
    Net increase in allowance for
      doubtful accounts                         12,245        4,386
    Net increase in reserve for indemnity
      payments                                     770        4,013

        Resources obtained from (applied to)
          results                               76,335     (134,152)

  Changes in working capital other than
    financing
    Notes and accounts receivable, net          22,239     (185,042)
    Inventories, net                           (41,157)     (57,385)
    Notes and accounts payable to suppliers     47,225       35,926
    Other accounts payable and accrued
      liabilities                               (3,028)      13,543
    Asset tax and employee profit sharing         (239)      (3,952)

        Net resources obtained from (applied
          to) operations                       101,375     (331,062)

INVESTMENTS:
  Additions to property, plant and equipment
    less net book value of retirements         (66,075)    (559,463)
  Investment in stock of Parras Cone de
    Mexico, S.A. de C.V.                      (186,343)     (12,550)
  (Increase) decrease in other assets           (7,093)         783

                                              (259,511)    (571,230)

FORM 10-K/A                                        Page 13
Exhibit 99.3   (continued)

    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

  CONSOLIDATED STATEMENTS OF CHANGES IN FINANCIAL POSITION

       FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               (In thousands of Mexican pesos)

                             -2-


                                                1995         1994

FINANCING:
  Bank loans, notes payables and long-term
    debt                                       240,094      140,362
  (Decrease) increase in constant pesos of
    debt                                       (54,408)      73,561
  Textiles Kamel Nacif, S.A. de C.V.          (321,628)     360,327
  Increase in capital stock                    200,226      175,513
  Increase in minority stockholders' equity     77,146       52,730
  Dividends declared                                 -      (14,315)

                                               141,430      788,178

        Decrease in cash and cash
          equivalents                          (16,706)    (114,114)

        Cash and cash equivalents at the
          beginning of the year                 26,257      140,371

        Cash and cash equivalents at the
          end of the year                    $   9,551    $  26,257

The accompanying notes are an integral part of these consolidated statements.

FORM 10-K/A                                       Page 14
Exhibit 99.3   (continued)

    Translation of financial statements originally issued
                         in Spanish

COMPANIA INDUSTRIAL DE PARRAS, S.A. DE C.V. AND SUBSIDIARIES

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              AS OF DECEMBER 31, 1995 AND 1994

      EXPRESSED IN CURRENCY WITH PURCHASING POWER AS OF
                      DECEMBER 31, 1995

               (In thousands of Mexican pesos)

1.   Explanation Added for Translation to English:

     These financial statements are presented on the basis of generally accepted accounting principles in Mexico. Certain accounting practices applied by the Companies that conform with generally accepted accounting principles in Mexico do not conform with generally accepted accounting principles in the United States. A description of these differences and a complete reconciliation of consolidated net income (loss) and stockholders' equity to U.S. generally accepted accounting principles is set forth in Note 15.

2.   Company Operations:

     The Company and its subsidiaries are engaged in the manufacturing and distribution of denim fabric and apparel.

     Due to the economic situation in Mexico, the Company's management has implemented certain measures to improve its operational and financial situation, of which the most significant are:

     - Beginning in 1996 the Company's apparel manufacturing division will be closed, to avoid direct competition with its customers. Most of the clothing was manufactured by companies outside the group.

     - Restructuring of its financing debt, which includes a partial payment of $33 million U.S. dollars to Textiles Kamel Nacif, S.A. de C.V. with a discount of $2 million U.S. dollars (equivalent to $15,237 Mexican pesos, which is presented under other income). This payment was financed through an increase in capital stock and paid-in

FORM 10-K/A                                       Page 15
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     capital of approximately $28 million U.S. dollars.
     Additionally, negotiations are underway to restructure short and long-term debt with foreign financial institutions at preferential interest rates.

     - Complete the construction of the plant of Parras Cone de Mexico, S.A. de C.V. for the manufacturing of denim fabric, which is 50% owned by the Company; the fabric production is focused on the export markets and this plant began operations in September 1995. This project was financed with Company resources and additional financing of $20 million U.S. dollars, as described in
     Note 10.

3.   Significant Accounting Policies:

     The accompanying financial statements were prepared in Mexican pesos ($), which is the name of the new Mexican peso (N$) as of January 1, 1996.

     The significant accounting policies followed by the Companies, which are in accordance with generally accepted accounting principles in Mexico, are as follows:

     Recognition of the effects of inflation -

     The Companies follow the accounting rules prescribed by Bulletin B-10 and its amendments and, accordingly, all financial statements have been restated in terms of the purchasing power of currency as of the end of the latest year.

     Basis for consolidation -

     The consolidated financial statements include the financial statements of Compania Industrial de Parras, S.A. de C.V. and its majority owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The subsidiary Hilaturas Parras, S.A. de C.V. which is engaged in the manufacturing and distribution of denim fabric, began operations during August 1994.

FORM 10-K/A                                       Page 16
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The main subsidiaries are:
                                                           % of
                                                         Ownership

          Fabrica la Estrella, S.A. de C.V.                99.9
          Hilaturas Parras, S.A. de C.V.                   70.0
          Telas Parras, S.A. de C.V.                       99.9
          Prendas Textiles, S.A. de C.V.                   99.9
          Lavapar, S.A. de C.V.                            99.9
          Parras Williamson, S.A. de C.V.                  85.0
          Servicios Corporativos Cipsa, S.A. de C.V.       99.9
          Servi Parras, S.A. de C.V.                       99.9
          Lecrest, S.A. de C.V. and Subsidiary             59.0

     Cash equivalents -

     Cash equivalents are primarily bank deposits and acceptances, valued at market (cost plus accrued interest).

     Inventories and cost of sales -

     Inventories are originally recorded at their acquisition or production cost and subsequently restated to the lower of replacement cost or market. The restated cost of sales is determined with the specific production cost for each month.

     Investment in unconsolidated company -

     The Company owns 50% of the common stock of Parras Cone de Mexico, S.A. de C.V., which began operations in September 1995. This investment is recognized using the equity method (the Company does not have control over this company), based on financial statements prepared under the same bases as those of the Company. Following is a condensed balance sheet of Parras Cone de Mexico, S.A. de C.V. as of December 31, 1995 and the related condensed statement of income for the period then ended:

FORM 10-K/A                                       Page 17
Exhibit 99.3   (continued)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          Condensed balance sheet

          Assets
            Current assets                        $ 105,067
            Property, plant and equipment, net      819,406
            Prepaid expenses and others              54,156
                                                  $ 978,629

          Liabilities
            Current liabilities                   $  85,573
            Long-term liabilities                   482,409
                                                    567,982
          Stockholders' equity                      410,647
                                                  $ 978,629

          Condensed statement of income

          Net sales and others                    $  39,308
          Cost of sales                              34,398

            Net income for the year               $   4,910

     Property, plant and equipment -

     Property, plant and equipment are originally recorded at acquisition or construction cost and are subsequently restated to their net replacement cost, as determined by independent appraisers approved by the Mexican National Banking and Securities Commission.

     Depreciation of property, plant and equipment (at cost and restated values) are computed using the straight-line method based on the remaining useful lives determined by the appraisers.

     Income taxes and employee profit sharing -

     The Company recognizes by means of the liability method the future effects of income taxes and employee profit sharing related to the cumulative temporary differences between accounting and taxable income, which arise from specific items whose turnaround period can be determined and which are not expected to be replaced by items of a similar nature and amount.

FORM 10-K/A                                       Page 18
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Since there are no significant nonrecurring temporary differences, the Companies have not recorded any deferred or prepaid income taxes and employee profit sharing effects.

     Employee severance benefits -

     Under Mexican labor law, the Companies are liable for separation payments to employees terminating under certain circumstances.

     The liability for seniority premiums, pensions and severance payments is recorded through book reserves and irrevocable trust funds, for which annual contributions based on actuarial computations determined using the projected unit credit method are made.

     Therefore, the liability is being accrued at present value and will cover the obligation from benefits projected to the estimated retirement date of the Company's employees, as follows:

          Projected benefit obligation (PBO)  $ 14,733
          Funds and reserves                    13,123

          Past service cost to be amortized   $  1,610

     As of December 31, 1995 the amount of funds and reserves exceeds the accumulated benefit obligation, (equivalent to PBO without projecting the salaries to the date of retirement) by $7,759.

     The net periodic employee benefits expense for 1995 and 1994 are as follows:

                                                   1995       1994

     Service cost                                $ 1,923    $ 1,741
     Amortization of unrecognized obligations        391        861
     Financial cost                                1,291      2,455
                                                   3,605      5,057
     Less - Return on plan assets                   (935)    (1,074)

        Net cost for the year                    $ 2,670    $ 3,983

FORM 10-K/A                                       Page 19
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Stockholders' equity restatement -

     Capital stock and retained earnings are restated by applying the National Consumer Price Index (NCPI) from the date of contribution or generation, thereby reflecting the amount necessary to maintain stockholders' investment in terms of purchasing power of the amounts originally invested or retained.

     The cumulative effect of restatement represents, in essence, the total by which nonmonetary assets changed in value as compared to the NCPI.

     Revenues and expenses -

     Revenues and expenses which are associated with a monetary item (trade receivables, cash and liabilities, etc.) are restated from the month in which they arise through year end, based on factors derived from the NCPI. Costs and expenses associated with nonmonetary items are restated through year end, as a function of the restatement of the nonmonetary asset which is consumed or sold.

     Comprehensive cost of financing -

     The comprehensive cost of financing is the sum of interest income and expense, exchange gain or loss and gain from monetary position, which is the result of maintaining monetary assets and liabilities whose real purchasing power is affected by inflation.

     The Companies follow the practice of capitalizing the comprehensive financing costs incurred during the construction period on debt used to finance the additions to property, plant and equipment, and the capitalized amounts are amortized over the average depreciation period of the corresponding assets.

     Transactions in foreign currency are recorded at the exchange rate as of the date of the transaction and the assets and liabilities in foreign currency are adjusted at the exchange rate as of year end, affecting income as part of the integral cost of financing.

FORM 10-K/A                                       Page 20
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Income per share -

     The income per share was determined based on the majority result and the weighted average of outstanding shares during the years.

4.   Reclassification of Prior Year Financial Statements:

     Certain amounts in the financial statements at December
     31, 1994 have been reclassified in order to conform with the presentation of the financial statements at December
     31, 1995.

5.   Foreign Currency Denominated Assets and Liabilities:

     In December 1994, Banco de Mexico (central bank) allowed the Mexican peso to float freely on the exchange markets, which resulted in a significant devaluation. The Companies valued their foreign currency denominated assets and liabilities, mainly in U.S. dollars, at the sale exchange rates effective at December 31, 1995 and 1994, which were $7.74 and $4.94 pesos per U.S. dollar, because it is expected to use their foreign currency denominated assets to liquidate their foreign currency denominated liabilities.

     The effect of the devaluation during 1994 resulted in an exchange loss amounting to $182,165, which was recorded as part of the comprehensive cost of financing. As the Companies have significant liabilities in U.S. dollars, which were used to finance construction in progress and installed equipment, the Companies capitalized the related integral cost of financing.

     The foreign currency position at the end of period consisted of the following:

                                             Thousands    Thousands of
                                              of U.S.        Mexican
                                              Dollars         Pesos

          Current assets                     $ 15,988     $ 123,747

          Liabilities
            Current                            34,793       269,298
            Long-term                          16,316       126,286

                                               51,109       395,584
            Net liability position in
              foreign currency               $ 35,121     $ 271,837

FORM 10-K/A                                       Page 21
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     During the year ended December 31, 1995, the Companies had the following significant transactions in foreign currency:

                                             Thousands    Thousands of
                                              of U.S.        Mexican
                                              Dollars         Pesos

          Direct and indirect export sales   $ 81,071     $ 551,228
          Foreign purchases other than
            fixed assets                       53,414       350,391

            Net                              $ 27,657     $ 200,837

     At March 15, 1996, the unaudited foreign exchange position was similar to that at year end, and the exchange rate was $7.58 pesos per U.S. dollar.

6.   Cash and Cash Equivalents:

     Cash and cash equivalents are as follows:

                                                1995          1994

          Cash and banks                      $ 4,571      $  8,960
          Investments with maturities less
            than 3 months                       4,980        17,297
                                              $ 9,551      $ 26,257

7.   Inventories:

     Inventories are as follows:

                                                1995          1994

          Finished goods                    $  36,470     $  69,227
          Work in process                      32,166        13,259
          Cotton                               31,900        52,125
          Dyes and other supplies               8,800         9,849
          Advances to suppliers                20,190         7,169
          Merchandise in transit                    -         4,202
                                            $ 129,526     $ 155,831

FORM 10-K/A                                       Page 22
Exhibit 99.3   (continued)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Property, Plant and Equipment:

     Property, plant and equipment is as follows:

                                              1995          1994

     Building and installations          $   222,240   $   234,957
     Machinery and equipment               1,086,351       965,653
     Transportation equipment                  5,885         6,660
     Furniture and fixtures                   12,099        16,242
                                           1,326,575     1,223,512
     Less - Accumulated depreciation        (410,431)     (277,653)
                                             916,144       945,859
     Land                                     35,373        30,416
     Projects in process                       2,732             -
     Materials and supplies                   18,295        16,102
     Advances to suppliers of machinery            -           816

                                         $   972,544   $   993,193

     The average depreciation rates are:

                                               1995         1994

          Buildings and installations          2.03%        2.12%
          Machinery and equipment              5.77%        5.54%
          Transportation equipment             9.62%        9.31%
          Furniture and fixtures              11.82%       11.48%

9.   Transactions with Related Parties:

     The Company had the following transactions with related parties:

                                             Thousands    Thousands
                                              of U.S.     of Mexican
                                              Dollars        Pesos
          Cone Mills Co.
            Sales                            $ 61,609     $ 404,148
            Purchases                           5,193        34,066

              Net                            $ 56,416     $ 370,082

          Parras Cone de Mexico, S.A. de C.V.
            Purchases                                     $  27,021

FORM 10-K/A                                       Page 23
Exhibit 99.3   (continued)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Bank Loans, Notes Payable and Long-Term Debt:

     Long-term debt is as follows:

                               Due        Interest
    Type of Credit             Date         Rate        Amount

   Loans in U. S. dollars
Equipment loan                 1996    8.2 to 23.35%  $ 182,217
Unsecured                      1996       8.50%          47,869
Loan secured by shares         1998    LIBOR + 0.5%     148,392
Inventory loan                 1999    LIBOR + 1.6%       6,369
Inventory loan                 2000    11.97 to 12.00%   39,134

  Total in U.S. dollars                                 423,981

  Loans in Mexican pesos
Unsecured                      1996    53.50%            86,184
Financing lease                1996    50.81%             3,489
Simple interest loan           1999    TIIP + 1.25%      10,000

  Total in Mexican pesos                                 99,673

  Total in dollars and Mexican
    pesos                                               523,654

Less - Part current portion                             340,691

  Total long-term debt                                $ 182,963

     The maturity of the long-term debt are as follows:

          Year of
          Maturity

            1997                           $  11,132
            1998                             159,368
            1999                              10,981
            2000                               1,482

                                           $ 182,963

     Inventory loans, equipment loans and financial leases are payable in monthly, quarterly and semi-annual installments and are guaranteed by the property acquired with these loans and export sales billings. Certain covenants have been established which have been complied with.

FORM 10-K/A                                       Page 24
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The simple interest loan is payable in semi-annual installments and prepayments have been made. The related contract establishes certain covenants. The Company has not complied with the total liabilities to stockholders' equity ratio, however, the related waiver has been obtained.

     On September 28, 1995, the Company signed a loan contract with Morgan Guaranty Trust Company of New York in the amount of $20 million U.S. dollars, which is due on September 28, 1998 and guaranteed with a trust created with the Company's stock in Parras Cone de Mexico, S.A. de C.V.. The Company maintains its voting rights, and the collateral will be released upon repayment of the loan.

11.  Tax Environment:

     Income and asset tax regulations -

     The Companies are subject to income taxes (ISR) and asset tax (IMPAC). ISR is computed taking into consideration the taxable and deductible effects of inflation, such as depreciation calculated on restated asset values, the deduction of purchases in place of cost of sales, which permits the deduction of current costs, and taxable income is increased or reduced by the effects of inflation on certain monetary assets and liabilities through the inflationary component, which is similar to the gain from monetary position. ISR is calculated in terms of currency when the transactions occurred and not in terms of currency as of the end of the year.

     The IMPAC is computed at an annual rate of 1.8% (2% until 1994) of the average of the majority of restated assets less certain liabilities, and the tax is paid only to the extent that it exceeds the ISR of the period. Any required payment of IMPAC is creditable against the excess of income taxes over IMPAC in the following ten years. Also, ISR paid in the last three years can be credited against IMPAC for the year. The Company credited in 1995, ISR of prior years against IMPAC in the amount of $5,005.

     The Companies obtained an authorization to file a consolidated ISR and IMPAC return and the corresponding benefit is recorded in the Holding Company. Employee profit sharing is calculated based on the individual results of each of the operating companies.

FORM 10-K/A                                       Page 25
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Employee profit sharing is calculated based on taxable income, after certain adjustments, primarily depreciation and exchange gains or losses are recognized only when are realized.

     Tax loss carryforwards and recoverable asset tax -

     At December 31, 1995, the Company had the following restated tax loss carryforwards and recoverable asset tax which will be indexed for inflation through the year in which they are used or applied:

        Expiration                Tax Loss        Asset Tax
           Date                 Carryforwards    Recoverable

           2004                   $ 217,130        $ 6,390
           2005                     233,785              -

                                  $ 450,915        $ 6,390

12.  Stockholders' Equity:

     During a General Extraordinary Stockholders' Meeting held on October 4, 1995, an increase in the Company's capital stock through the issuance of 47,312,456 shares was approved, of which 34,411,323 represent the fixed capital stock and 12,901,133 the variable capital stock, with a par value of $4 Mexican pesos each. The theoretical nominal value per share is $2.4992 Mexican pesos, and the remaining $1.5008 relates to the additional paid-in capital.

     As of December 31, 1995, the capital stock is as follows:

                                           Shares      Amount

     Nominative Series "A" without par
       value which may only be acquired
       by Mexicans                       59,855,757  $ 149,591
     Nominative Series "B" without par
       value which are freely
       subscribable                      14,963,941     37,398

                                         74,819,698  $ 186,989

     The non-withdrawable fixed capital stock in the amount of $136,000 is represented by Class I shares and the

FORM 10-K/A                                       Page 26
Exhibit 99.3   (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     variable capital stock is represented by Class II shares.
     The variable portion may not exceed ten times the non-withdrawable fixed capital stock. These shares are common, nominative and without par value.

     Dividends paid from the net taxable income account (UFIN) in the approximate amount of $432,000 in 1995 are not subject to income taxes. Dividends paid in excess of UFIN are subject to 34% income tax withholding. In the event capital is reduced, the excess of the reduction over the price-level adjusted paid-in capital will be taxable as a dividend in accordance with the formula prescribed by tax law.

     The annual net income of each Company is subject to the legal requirement that 5% thereof be transferred to a legal reserve each year until the reserve equals 20% of capital stock. This reserve may not be distributed to stockholders during the existence of the Companies, except in the form of a stock dividend. At December 31, 1995 and 1994 the legal reserve of Compania Industrial de Parras, S.A. de C.V. amounts to $5,716 (nominal value) and is included in retained earnings.

13.  Contingencies:

     Certain subsidiaries have indirect export sales through their domestic customers and are exempt for value added tax purposes once the export certificates are obtained. At December 31, 1995, the Company is in the process of obtaining the export certificates in the approximate amount of $7,000 which will support the legal exemption for value added tax purposes.

14.  Commitments:

     The Companies have signed contracts which establish commitments for future cotton purchases with an average price per pound of U.S.$0.8146 and an approximate amount of $46.6 million U.S. dollars. The market price at the date of issuance of these financial statements is U.S.$0.8850.

FORM 10-K/A                                                           Page 27
Exhibit  99.3   (continued)

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  Reconciliation of Differences Between Mexican and U.S. GAAP:

Following is the reconciliation of the Balance Sheet as of December 31, 1995 and Statement of Income (Loss) for the year then ended from generally accepted accounting principles in Mexico (Mexican GAAP) to generally accepted accounting principles in the United States (U.S. GAAP).

Balance Sheet -


                                                                         Foreign
                              CIPSA                                   Exchange Loss
                             Mexican                    Deferred      Capitalized    Participation     CIPSA
                               GAAP                    Income Tax     in Property,   in Parras Cone  U.S. GAAP
                            Financial    Inflation    and Employee     Plant and      de Mexico,     Financial
                            Statements   Accounting   Profit Sharing  Equipment,net  S.A. de C.V.    Statements
ASSETS

Cash and cash equivalents  $    9,551    $       -     $        -     $         -    $         -    $   9,551
Accounts receivable, net      238,335            -              -               -              -      238,335
Cone Mills Corporation         19,142            -              -               -              -       19,142
Other accounts receivable      20,801            -              -               -              -       20,801
Inventories                   129,526       (3,749)             -               -              -      125,777

Investment in Parras Cone
  de Mexico, S.A. de C.V.     205,324      (34,037)             -               -        (92,376)      78,911

Property, plant and
  equipment, net              972,544     (639,209)             -          (8,121)             -      325,214

Deferred income taxes               -            -        110,229               -              -      110,229

Other assets                   10,190            -              -               -              -       10,190

    Total assets           $1,605,413    $(676,995)    $  110,229     $    (8,121)   $   (92,376)   $ 938,150

LIABILITIES AND
STOCKHOLDERS' EQUITY

Total current liabilities  $  453,185    $       -     $   56,376     $         -    $         -    $ 509,561

Long-term debt liabilities    189,467            -              -               -              -      189,467

    Total liabilities         642,652            -         56,376               -              -      699,028

Minority interest             144,943      (83,856)        15,939               -              -       77,026

STOCKHOLDERS' EQUITY

Capital Stock                 557,577     (370,588)             -               -              -      186,989
Additional paid-in capital    229,915            -              -               -              -      229,915
Reserve for stock repurchase   25,000            -              -               -              -       25,000
Retained earnings             443,441     (404,315)        20,671          (8,121)       (21,514)      30,162
Correction to retained
  earnings arising from
  capitalization of
  restatement effects               -      (43,238)             -               -              -      (43,238)
Net income (loss) for
  the period                   11,850     (224,963)        17,243               -        (70,862)    (266,732)
Cumulative restatement
  effect                     (449,965)     449,965              -               -              -            -

    Total stockholders'
       equity                 817,818     (593,139)        37,914          (8,121)       (92,376)     162,096

    Total liabilities and
       stockholders'
       equity              $1,605,413    $(676,995)    $  110,229     $    (8,121)   $   (92,376)   $ 938,150

FORM 10-K/A                                                           Page 28
Exhibit  99.3   (continued)

                               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                  -2-

                                                                         Foreign
                              CIPSA                                   Exchange Loss
                             Mexican                    Deferred       Capitalized   Participation     CIPSA
                               GAAP                    Income Tax     in Property,   in Parras Cone   U.S. GAAP
                            Financial    Inflation    and Employee      Plant and      de Mexico,     Financial
                            Statements   Accounting   Profit Sharing  Equipment,net   S.A. de C.V.    Statements

Statement of income (loss) -

Net sales                  $1,069,513    $(131,065)    $              $              $              $ 938,448

Cost of sales                 861,645     (117,726)                                                   743,919

  Gross profit                207,868      (13,339)             -               -              -      194,529

Operating expenses             97,625      (12,509)             -               -              -       85,116

  Operating profit            110,243         (830)             -               -              -      109,413

Comprehensive financing
  cost                        115,936     (180,074)             -               -              -      296,010

Other income, net             (18,958)      (3,798)             -               -              -      (15,160)

Income (loss) before
  provisions,equity in
  income of Parras Cone
  de Mexico, S.A. de C.V.
  and minority interest        13,265     (184,702)             -               -              -     (171,437)

Income taxes and employee
  profit sharing:
  Current                          46           (6)             -               -              -           40
  Deferred                          -            -              -         (38,136)             -      (38,136)

Equity in income of Parras
  Cone de Mexico, S.A.
  de C.V.                       2,455          (22)             -               -        (70,862)     (68,429)
Minority interest               3,824       40,245              -          20,893              -       64,962

  Net income (loss)
    for the year           $   11,850    $(224,963)    $        -     $    17,243    $   (70,862)   $(266,732)


The principal differences between Mexican GAAP and U.S. GAAP are described below together with an explanation, where appropriate, of the method used in the determination of the adjustments that affect the Balance Sheet and the Statement of Income (Loss):

Inflation accounting -

Under Mexican GAAP the financial statements are prepared in accordance with Bulletin B-10
"Recognition of the Effects of Inflation on Financial Information" as amended, issued by the Mexican
Institute of Public Accountants, which recognizes the effects of inflation and, accordingly the financial statements have been restated to the purchasing power of the Mexican peso as of
December 31, 1995, using the Mexican National Consumer Price Index (the "NCPI") published by the Banco de Mexico (Central Bank).  Under U.S. GAAP historical cost basis must be used.

FORM 10-K/A                                       Page 29
Exhibit 99.3  (continued)

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes -

Under Mexican GAAP, deferred taxes are provided only for non-recurring differences which are defined as items which will reverse and not be replaced by a similar item. Under U.S. GAAP, which requires the liability method of accounting, deferred income taxes are recognized for the tax consequences of all temporary differences, both recurring and non-recurring, between the financial statement carrying amounts and the tax bases of assets and liabilities. Deferred income taxes under U.S. GAAP arise principally due to the deduction of purchases and production costs remaining in inventory for book purposes which are charged to expense for tax purposes, differences due to indexation of depreciation, and the recording of tax loss carryforwards as deferred tax assets, which is prohibited under Mexican GAAP.

Capitalized financing costs -

The Company capitalized the integral cost of financing related to construction in progress, which included the interest and the exchange losses. Under U.S. GAAP only interest expense may be capitalized and accordingly the necessary adjustment to reverse the capitalized exchange loss has been included.

Participation in Parras Cone de Mexico, S.A. de C.V.:

As explained above, under Mexican GAAP the Company capitalized the integral cost of financing and accordingly its subsidiary follows the same accounting policy. Therefore, the additional adjustment to reverse the capitalized exchange loss, net of the applicable monetary position for that subsidiary, has been also included.

Minority interest -

Under Mexican GAAP, Bulletin B-8, minority interest in subsidiaries must be included as a component of stockholders' equity. Consequently, minority interest in the income of subsidiaries is not presented as an expense in the statement of income. Under U.S. GAAP, minority interest in subsidiaries is shown below liabilities on the balance sheet, and is not part of stockholders' equity.

FORM 10-K/A                                       Page 30






                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              CONE MILLS CORPORATION
                              (Registrant)





Date  June 28, 1996           /s/ John L. Bakane
                              John L. Bakane
                              Executive Vice President and
                              Chief Financial Officer