Form 10-Q
period 1996-06-30
CONE MILLS CORP
filed 1996-08-12
CIK 23304

Page 1 of 39
                             Index to Exhibits-Pages 25-34

                         FORM 10-Q

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1996

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

Number of shares of common stock outstanding as of August 1, 1996: 27,439,733 shares.

FORM 10-Q

                  CONE MILLS CORPORATION

                           INDEX

                                                        Page
                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statements of Income
           Thirteen and twenty-six weeks ended
           June 30, 1996 and July 2, 1995 (Unaudited) . 3

         Consolidated Balance Sheets
           June 30, 1996 and July 2, 1995
           (Unaudited) and December 31, 1995. . . . . . 4 & 5

         Consolidated Statements of Stockholders' Equity
           Twenty-six weeks ended June 30, 1996
           and July 2, 1995 (Unaudited) . . . . . . . . 6

         Consolidated Statements of Cash Flows
           Twenty-six weeks ended June 30, 1996
           and July 2, 1995 (Unaudited) . . . . . . . . 7

         Notes to Consolidated Financial Statements
           (Unaudited). . . . . . . . . . . . . . . . . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. 15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . 22
Item 4.  Submission of Matters to a Vote of
            Security Holders. . . . . . . . . . . . . . 23
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . 24

FORM 10-Q
PART I

Item 1.
                                   CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME

                                (amounts in thousands, except per share data)

                                                         Thirteen        Thirteen        Twenty-Six      Twenty-Six
                                                         Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                         June 30, 1996   July 2, 1995    June 30, 1996   July 2, 1995
                                                         (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                            $        208,119 $       232,952 $       407,401 $       459,157

Operating Costs and Expenses:
  Cost of sales                                               168,810         191,305         330,046         377,253
  Selling and administrative                                   22,391          21,950          43,507          42,777
  Depreciation                                                  7,009           7,201          14,145          14,402
  Gain on sale of division                                         (9)              -          (4,684)              -

                                                              198,201         220,456         383,014         434,432

Income from Operations                                          9,918          12,496          24,387          24,725

Other Income (Expense):
  Interest income                                                  77             160             173             385
  Interest expense                                             (4,115)         (4,109)         (7,952)         (7,110)

                                                               (4,038)         (3,949)         (7,779)         (6,725)

Income before Income Taxes and Equity in
  Losses of Unconsolidated Affiliates                           5,880           8,547          16,608          18,000

Income Taxes                                                    1,764           2,996           5,519           6,300

Income before Equity in Losses of
  Unconsolidated Affiliates                                     4,116           5,551          11,089          11,700

Equity in Losses of Unconsolidated Affiliates                    (414)         (6,423)           (202)         (8,938)

Net Income (Loss)                                      $        3,702  $         (872) $       10,887  $        2,762


Income (Loss) Available to Common Shareholders:
  Net Income (Loss)                                    $        2,982  $       (1,592) $        9,447  $        1,370

Earnings (Loss) Per Share - Fully Diluted:
  Net Income (Loss)                                             $ .11          $ (.06)          $ .34           $ .05

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                27,446          27,380          27,451          27,489

See Notes to Consolidated Financial Statements.

FORM 10-Q

Item 1.(continued)
                              CONE MILLS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                       (amounts in thousands, except share and par value data)


                                                              June 30,      July 2,       December 31,
       ASSETS                                                  1996          1995             1995
                                                            (Unaudited)   (Unaudited)        (Note)
   Current Assets:
     Cash                                                  $      5,250  $      2,284  $          336

     Accounts receivable - trade, less provision for
       doubtful accounts $3,000; $3,000; $3,200                  76,322        89,708          60,955

     Inventories:
       Greige and finished goods                                 95,528        80,937          84,822
       Work in process                                           11,848        16,122          14,786
       Raw materials                                             12,126        23,383          29,274
       Supplies and other                                        32,003        33,212          33,492

                                                                151,505       153,654         162,374

     Other current assets                                        16,434         7,778          10,227

              Total Current Assets                              249,511       253,424         233,892

   Investments in Unconsolidated Affiliates                      36,656        32,392          37,680

   Other Assets                                                  41,721        39,150          45,540



   Property, Plant and Equipment:
     Land                                                        18,398        19,766          19,615
     Buildings                                                   81,821        79,452          89,128
     Machinery and equipment                                    307,497       302,580         322,361
     Other                                                       31,004        32,073          34,292

                                                                438,720       433,871         465,396

       Less accumulated depreciation                            195,315       189,471         198,188

              Property, Plant and Equipment-Net                 243,405       244,400         267,208



                                                           $    571,293  $    569,366  $      584,320

Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements

See Notes to Consolidated Financial Statements.

FORM 10-Q

Item 1.    (continued)

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                    (amounts in thousands, except share and par value data)


                                                                June 30,       July 2,      December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                       1996           1995           1995
                                                              (Unaudited)   (Unaudited)       (Note)

Current Liabilities:
   Notes payable                                            $     10,143  $     10,541  $        8,875
   Current maturities of long-term debt                           11,105           389          11,236
   Accounts payable - trade                                       34,802        39,770          40,023
   Sundry accounts payable and accrued expenses                   43,253        44,398          64,800
   Income taxes payable                                            1,191             -               -
   Deferred income taxes                                          27,235        28,254          25,938

      Total Current Liabilities                                  127,729       123,352         150,872

Long-Term Debt                                                   161,439       172,632         161,782

Deferred Items:
   Deferred income taxes                                          40,041        39,343          40,836
   Other deferred items                                            9,967         6,438           8,705

                                                                  50,008        45,781          49,541



Stockholders' Equity:
   Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                      38,395        38,395          38,395
   Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                 -             -               -
   Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 27,439,733 shares;
      1995, 27,380,409 shares                                      2,744         2,738           2,738
   Capital in excess of par                                       71,579        71,090          71,090
   Retained earnings                                             127,861       125,872         119,825
   Currency translation adjustment                                (8,462)      (10,494)         (9,923)

                Total Stockholders' Equity                       232,117       227,601         222,125






                                                            $    571,293  $    569,366  $      584,320

Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at th

See Notes to Consolidated Financial Statements.

FORM 10-Q

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                   (amounts in thousands, except share data)
                                 (Unaudited)

                                                Class A Preferred
                                                     Stock                    Common Stock
                                              Shares        Amount        Shares        Amount

Balance, December 31, 1995                     383,948 $      38,395    27,380,409 $        2,738
Net income                                           -             -             -              -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -        61,800              6
  Purchase of common shares                          -             -        (2,476)             -

Balance, June 30, 1996                         383,948 $      38,395    27,439,733 $        2,744



                                                Class A Preferred
                                                     Stock                    Common Stock
                                              Shares        Amount        Shares        Amount

Balance, January 1, 1995                       383,948 $      38,395    27,403,621 $        2,740
Net income                                           -             -             -              -
Currency translation loss (net
  of income tax benefit of $3,630)                   -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -         4,000              1
  Purchase of common shares                          -             -       (27,212)            (3)

Balance, July 2, 1995                          383,948 $      38,395    27,380,409 $        2,738


See Notes to Consolidated Financial Statements.

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 TWENTY-SIX WEEKS ENDED JUNE 30, 1996 AND JULY 2, 1995
                       (amounts in thousands, except share data)
                                       (Unaudited)

                                            Capital in                   Currency
                                              Excess       Retained    Translation
                                              of Par       Earnings     Adjustment

Balance, December 31, 1995               $      71,090 $     119,825 $      (9,923)
Net income                                           -        10,887             -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -         1,461
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,851)            -
Common Stock:
  Options exercised                                515             -             -
  Purchase of common shares                        (26)            -             -

Balance, June 30, 1996                   $      71,579 $     127,861 $      (8,462)



                                            Capital in                   Currency
                                              Excess       Retained    Translation
                                              of Par       Earnings     Adjustment

Balance, January 1, 1995                $       71,354 $     125,771 $      (1,380)
Net income                                           -         2,762             -
Currency translation loss (net
  of income tax benefit of $3,630)                   -             -        (9,114)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,661)            -
Common Stock:
  Options exercised                                 25             -             -
  Purchase of common shares                       (289)            -             -

Balance, July 2, 1995                   $       71,090 $     125,872 $     (10,494)

See Notes to Consolidated Financial Statements.
                                             Page 6a

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                               (amounts in thousands)
                                                                     Twenty-Six      Twenty-Six
                                                                     Weeks Ended     Weeks Ended
                                                                     June 30, 1996   July 2, 1995
                                                                     (Unaudited)     (Unaudited)

Cash Flows Used In Operating Activities                            $       (2,442) $       (3,910)

Cash Flows from Investing Activities:
   Investments in unconsolidated affiliates                                     -         (16,150)
   Proceeds from sale of division (a)                                      40,053               -
   Capital expenditures                                                   (12,072)        (21,943)
   Other                                                                    2,561             760

     Net cash provided by (used in) investing activities                   30,542         (37,333)

Cash Flows from Financing Activities:
   Decrease in checks issued in excess of deposits                        (21,402)           (859)
   Principal payments - long-term debt                                       (696)        (97,189)
   Proceeds from long-term debt borrowings                                      -          48,000
   Proceeds from debentures issued                                              -          99,831
   Other                                                                   (1,088)         (7,414)

     Net cash (used in) provided by financing activities                  (23,186)         42,369

     Net increase in cash                                                   4,914           1,126

Cash at Beginning of Period                                                   336           1,158

Cash at End of Period                                              $        5,250  $        2,284


(a)Divestiture:
   Inventories                                                     $       14,926
   Property, plant and equipment                                           21,516
   Other                                                                   (1,073)
   Gain on sale                                                             4,684

     Proceeds from sale                                            $       40,053


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                           $        8,043  $        7,417

   Income taxes, net of refunds                                    $        4,872  $        4,032

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from sale of division                       $        4,449  $            -




See Notes to Consolidated Financial Statements.

FORM 10-Q

          CONE MILLS CORPORATION AND SUBSIDIARIES
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1996




Note 1.   Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") condensed consolidated financial statements for June 30, 1996 and July 2, 1995 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated balance sheets of Cone Mills Corporation and Subsidiaries at June 30, 1996, July 2, 1995, and December 31, 1995 and the related consolidated statements of income for the respective thirteen and twenty-six weeks ended June 30, 1996 and July 2, 1995, and stockholders' equity and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
     1995.

     Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at June 30, 1996 and July 2, 1995 and related consolidated statements of income for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.   Sale of Accounts Receivable

     The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement has been extended to June 1997. Accounts receivable is shown net of $38 million sold at June 30, 1996, net of $31 million sold at July 2, 1995, and net of $40 million sold at December 31, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include decreases of $2 million and $19 million for the twenty-six weeks ended June 30, 1996 and July 2, 1995, respectively.

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

     In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. The peso continued to devalue versus the U.S. dollar in the first quarter of 1995 and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S. dollars for Compania Industrial de Parras S.A., ("CIPSA"). Primarily due to the devaluation of the peso, the Company recognized a $6.4 million loss as its pro rata share of these losses in its second quarter 1995 income statement and an $8.9 million loss as its pro rata share of these losses in its twenty-six weeks 1995 income statement.

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4.   Long-Term Debt

                                         June 30, 1996
                                           Current
                                  Total   Maturity   Long-Term
                                    (amounts in thousands)

8% Senior Note                  $ 75,000   $10,714   $ 64,286
8-1/8% Debentures                 96,132         -     96,132
Capital Lease Obligation           1,291       353        938
Other                                121        38         83

Total                           $172,544   $11,105   $161,439

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


Note 5.   Class A Preferred Stock

     The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1997.

FORM 10-Q

Note 6.   Stock Option Plans

                      1995    Exercise     1996      Exercise
                     Number    Price      Number      Price
                       Of     Weighted      Of       Weighted
                    Options   Average     Options    Average
Outstanding -
  beginning
  of year         1,086,000   $ 12.66   1,047,000    $12.55
Granted               7,000     11.63       6,000     12.00
Exercised            (4,000)     6.50     (61,800)     6.46
Forfeited           (37,000)    15.63     (68,000)    13.97

Outstanding -
  end of period   1,052,000   $ 12.57     923,200    $12.85

Exercisable at
  end of period     424,050               530,600

The following table summarizes information about stock options outstanding at June 30, 1996:

                     Number       Number
 Exercise         Outstanding   Exercisable     Expiration
  Price            at 6/30/96    at 6/30/96        Date

 $ 5.250               76,200        76,200     June, 1999
 $ 6.500               36,000        36,000     February, 2002
 $11.625                7,000         7,000     May, 2002
 $12.000              379,000       151,600     November, 2004
 $12.000                6,000         6,000     May, 2003
 $12.875                6,000         6,000     May, 2001
 $15.625              413,000       247,800     February, 2003

                      923,200       530,600

FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Earnings (Loss) Per Share

                                 Thirteen           Thirteen
                                Weeks Ended        Weeks Ended
                                June 30, 1996      July 2, 1995
                                        Fully               Fully
                             Primary   Diluted   Primary   Diluted
                                   (amounts in thousands,
                                   except per share data)
Income (loss) from
  continuing operations     $ 3,702   $ 3,702   $(  872)  $(  872)
  Less:  Class A Preferred
         dividends             (720)     (720)   (  720)   (  720)

Adjusted net income (loss)  $ 2,982   $ 2,982   $(1,592)  $(1,592)

Weighted average common
  shares outstanding         27,407    27,407    27,380    27,380
Common share equivalents
  from assumed exercise
  of outstanding options,
  less shares assumed
  repurchased                    39        39         -         -

Weighted average common
  shares and common share
  equivalents outstanding    27,446    27,446    27,380    27,380

Earnings (loss) per common
  share and common share
  equivalent                 $  .11    $  .11    $ (.06)   $ (.06)


FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7. Earnings (Loss) Per Share (continued)

                                Twenty-six         Twenty-six
                                Weeks Ended        Weeks Ended
                                June 30, 1996      July 2, 1995
                                        Fully               Fully
                             Primary   Diluted   Primary   Diluted
                                   (amounts in thousands,
                                   except per share data)
Income from
  continuing operations     $10,887   $10,887   $ 2,762   $ 2,762
  Less:  Class A Preferred
         dividends           (1,440)   (1,440)   (1,392)   (1,392)

Adjusted net income         $ 9,447   $ 9,447   $ 1,370   $ 1,370

Weighted average common
  shares outstanding         27,394    27,394    27,380    27,380
Common share equivalents
  from assumed exercise
  of outstanding options,
  less shares assumed
  repurchased                    57        57        84       109

Weighted average common
  shares and common share
  equivalents outstanding    27,451    27,451    27,464    27,489

Earnings per common
  share and common share
  equivalent                 $  .34    $  .34    $  .05    $  .05


Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding.


FORM 10-Q

        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8.   Sale of Division

     On January 22, 1996, the Company completed the sale of its Olympic Products Division to British Vita PLC. The Company sold all inventory and substantially all of the property, plant and equipment of this division. Proceeds of $40,053,000 had been realized at June 30, 1996. Gain from disposal of this division was recognized in the Company's first quarter 1996 financial statements.

     Sales revenues of the Olympic Products Division for 1995 were $94.7 million.

FORM 10-Q

Item 2.

                  MANAGEMENT'S DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter Ended June 30, 1996 Compared with Second
Quarter Ended July 2, 1995.

U.S. consumer spending in apparel and home furnishings continued to grow in the second quarter of 1996; however, manufacturers were adversely affected by reductions in softgoods inventories, which were disruptive to textile industry operating schedules and pricing particularly in the apparel fabrics industry. In addition, weak consumer preference for printed home furnishings fabrics adversely affected the decorative print business.

Cone Mills had second quarter 1996 sales of $208.1 million, down 10.7%, as compared with sales of $233.0 million for the second quarter of 1995. After eliminating the sales of the Olympic Products Division, which was sold in January 1996, second quarter 1995 sales were $209.1 million, similar to 1996 amounts. Increased denim and export sales were offset by lower sales in specialty sportswear products and decorative prints. Export sales were $53.2 million, or 26% of total sales, as compared with $41.8 million, or 18% of sales, for the second quarter of 1995.

The Company had net income of $3.7 million, or $.11 per share after preferred dividends, for the second quarter of 1996, including an after-tax charge of $.4 million, from equity in losses of unconsolidated Mexican affiliate. For comparison, second quarter 1995 had a net loss of $.9 million or $.06 loss per share, which included a $6.4 million after-tax charge, from equity in losses of unconsolidated Mexican affiliates, arising primarily from the effect of the peso devaluation on Cone's minority investment in Compania Industrial de Parras S.A. de C.V. (CIPSA). Income before equity in losses of unconsolidated affiliates was $4.1 million for the most recent quarter as compared with $5.6 million for the second quarter of 1995.

Gross profit for second quarter of 1996 (net sales less cost of sales and depreciation) was 15.5% of sales as compared with 14.8% for the previous year. The increase was primarily the result of improved margins in denims and the elimination of Olympic operations which had low gross profit margins.

FORM 10-Q

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information.

                                  Second Quarter
                              1996               1995
                           (Dollar amounts in millions)
NET SALES (1)
   Apparel              $ 180.8   86.9%    $ 178.1   76.5%
   Home Furnishings        27.3   13.1        54.9   23.5
     Total              $ 208.1  100.0%    $ 233.0  100.0%

OPERATING INCOME (LOSS)(2)
   Apparel              $  13.0    7.2%    $  11.4    6.4%
   Home Furnishings(3)     (2.2)  (8.0)        1.7    3.0

(1) Net sales include Olympic's net sales of $23.9 million in 1995.
(2) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.
(3) Operating income (loss) includes Olympic's operating income of $.3 million in 1995.

   Apparel Fabrics. Apparel fabric segment sales for the second quarter of 1996 were $180.8 million, up 1.5% from 1995 amounts. Higher denim sales, which resulted from price increases on slightly lower volume and improved mix, were offset by lower specialty sportswear sales. Second quarter 1996 operating margins for the apparel segment were 7.2% of sales, as compared with 6.4% in 1995. The cost per pound paid by the Company for cotton increased slightly as compared with 1995 amounts, but was offset by price increases. Improved denim margins were partially offset by lower operating results in specialty sportswear fabrics product lines. Export sales, primarily denims, were up 28.4% compared with the previous year amounts. The Company's U.S. denim manufacturing operations have benefited from strong demand for value-added denims while the Company's Mexican affiliates have not performed as well due to the continued supply and demand imbalance in basic denims.

FORM 10-Q

   Home Furnishings. For the second quarter of 1996, home furnishings segment sales were $27.3 million, down 11.7% from 1995, excluding Olympic. Both the Cone Finishing and Cone Decorative Fabrics Divisions had lower sales in 1996 resulting from weak furniture markets and customer preference for fabrics other than prints. The home furnishings segment, excluding Olympic, had an operating loss of $2.2 million compared with operating income of $1.4 million for the 1995 period. The loss was primarily the result of the lower sales volume and operating at levels substantially less than capacity.

Total Company selling and administrative expenses were $22.4 million, as compared with $22.0 million for second quarter of 1995. Selling and administrative expense increased to 10.8% of 1996 sales as compared with 9.4% for the previous year because of a decline in sales arising primarily from the sale of Olympic and lower than expected sales in remaining operations. Current selling and administrative expenses support an infrastructure for higher levels of business activity and strategic growth initiatives including the new decorative fabrics product lines, international and information technology initiatives. Interest expense was $4.1 million in both the 1996 and 1995 periods.

Income taxes as a percent of income before income taxes and equity in losses of unconsolidated affiliates were 30% in the second quarter of 1996, as compared with 35% for the second quarter of 1995. The increase in export sales, where the company continues to enjoy tax benefits from its foreign sales corporation, together with lower earnings combined to produce the lower overall tax rate in the current quarter.

The traditional seasonal slow-down in third quarter activity, lack of strong fashion direction in decorative print markets, and pipeline imbalances in specialty sportswear fabrics and basic denims are expected to depress operating results for the near term.

Six Months Ended June 30, 1996 Compared with Six Months Ended
July 2, 1995.

For the first six months of 1996, the Company experienced strong demand for value-added denim apparel fabrics and weak markets for specialty sportswear and home furnishings fabrics.

FORM 10-Q

For the 1996 period, net sales were $407.4 million as compared with $459.2 million for the first half of 1995. Excluding the sales of Olympic, sales were $402.6 million and $411.8 million respectively. Export sales, primarily denims, accounted for 26% of sales in 1996 compared with 17% for 1995.

Net income for six months 1996 was $10.9 million, or $.34 per share after preferred dividends, including an after-tax gain on the sale of Olympic of $3.0 million or $.11 per share. Net income for the first half of 1995 was $2.8 million, or $.05 per share including an after-tax charge of $8.9 million, from equity in losses of unconsolidated Mexican affiliates related primarily to peso devaluations.

Gross profit for first half of 1996 (net sales less cost of sales and depreciation) was 15.5% of sales, as compared with 14.7% for the previous year. The increase was primarily the result of improved margins in denims and the elimination of Olympic operations which had low gross profit margins.

Business Segment. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income information.

                                  First Six Months
                              1996                1995
                            (Dollar amounts in millions)
NET SALES (1)
   Apparel               $346.5   85.1%     $348.4   75.9%
   Home Furnishings        60.9   14.9       110.8   24.1
     Total               $407.4  100.0%     $459.2  100.0%

OPERATING INCOME (2)
   Apparel               $ 26.0    7.5%    $  20.3    5.8%
   Home Furnishings(3)       .6    1.0         5.4    4.9

(1) Net sales include Olympic's net sales of $4.8 million and $47.3 million in 1996 and 1995, respectively.
(2) Operating income excludes general corporate expenses. Percentages reflect operating income as a percentage of segment net sales.
(3) Operating income includes Olympic's operating income of $4.7 million and $.3 million in 1996 and 1995, respectively.

FORM 10-Q

Apparel Fabrics. Apparel fabric segment sales for the first half of 1996 were $346.5 million, similar to the 1995 amount of $348.4 million. Higher denim sales, which resulted from price increases on slightly lower volume and improved mix, were more than offset by lower specialty sportswear sales. First half 1996 operating margins for the apparel segment were 7.5% of sales as compared with 5.8% in 1995. Cotton cost increased marginally from 1995 amounts but were offset by price increases. Improved denim margins were partially offset by lower operating results in specialty sportswear fabrics product lines. Export sales, primarily denims, were up 32.8% compared with the previous year amounts.

Home Furnishings. Excluding Olympic, first half 1996 home furnishings segment sales were $56.1 million, down 11.5% from 1995. Both the Cone Finishing and Cone Decorative Fabrics Divisions had lower sales in 1996 resulting from weak furniture markets and customer preference for fabrics other than prints. The home furnishings segment, excluding Olympic, had an operating loss of $4.1 million compared with income of $5.1 million for the 1995 period. The loss was primarily the result of the lower sales volume and operating at levels substantially less than capacity.

Total Company selling and administrative expenses were up slightly to $43.5 million as compared with $42.8 million, but increased from 9.3% of sales to 10.7% of sales for the most recent period as discussed above.

Interest expense was up $.8 million in the period resulting primarily from the Company's issuing $100 million of investment grade bonds in the last month of the first quarter of 1995.


Income taxes as a percent of taxable income were 33.2% for first half 1996 compared with 35.0% for the first half of 1995. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Liquidity and Capital Resources

The Company's principal long-term capital sources are a $75 million Note Agreement with The Prudential Insurance Company of America (the "Term Loan"), its 8 1/8% Debentures issued on

FORM 10-Q

March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. On June 30, 1996, the Company had funds available of $92.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

For the first half of 1996, the Company generated $26.7 million from earnings before depreciation, amortization and unconsolidated Mexican affiliate results, as compared with $27.6 million for the first half of 1995. For the 1996 period, the Company increased its investments in working capital which resulted in net cash used in operations of $2.4 million. During the first quarter of 1996, the Company sold Olympic which provided in excess of $50 million of cash proceeds including the collection of accounts receivable. Additional uses of cash during the first half of 1996 included capital spending of $12.1 million and the preferred stock dividend of $2.9 million.

The Company believes that the proceeds from the sale of the Olympic Products Division, together with Cone's internally generated operating funds and funds available under its existing credit facilities, will be sufficient to meet its working capital, capital spending, possible stock repurchases, and financing commitment needs for the foreseeable future.

On June 30, 1996, the Company's long-term capital structure consisted of $161.4 million of long-term debt and $232.1 million of stockholders' equity. For comparison, at July 2, 1995, the Company had $172.6 million of long-term debt and $227.6 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 43% at the end of both the second quarters of 1996 and 1995.

Accounts receivable on June 30, 1996, were $76.3 million, down from $89.7 million at July 2, 1995. At the end of the second quarter of 1996, the Company had sold $38 million of accounts receivable, an increase of $7 million from the amount sold at the end of the first half of 1995. The decrease in accounts receivable was primarily due to lower sales levels and the

FORM 10-Q
Item 2.   (continued)

additional amount sold under the receivables purchase agreement partially offset by an increase in average days outstanding. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 51 days of sales outstanding at June 30, 1996 compared with 48 days at July 2, 1995.

Inventories on June 30, 1996, were $151.5 million, up approximately $13 million from second quarter 1995 levels when adjusted for the sale of Olympic inventories. The Company's additional finished goods inventories were the result of lower unit sales than anticipated.

Capital spending in 1996 was originally budgeted at $52 million with projects for new weaving machines, approximately $4 million for computers, software and information systems and the expansion of the jacquard weaving facility. First half 1996 expenditures were $12.1 million. Subsequently, at its August 1996 meeting, the Board of Directors approved a reduction in the 1996 capital budget to $42 million. This reduction of $10 million reflects the recent adoption of new weaving technology in the Company's relooming program that will allow the Company to achieve modernization results at lower levels of capital investment. Cone will redeploy savings from the reduction of the capital budget to support general corporate initiatives including global expansion, reduction of debt and potential common stock repurchases pursuant to its existing stock repurchase program.

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


Item 4.  Submission of Matters To A Vote Of Security Holders

     Cone Mills Corporation's Annual Meeting of Shareholders was held May 14, 1996. The proposals voted upon and the results of the voting were as follows:

1.   Election of two Class I Directors for a three-year term.

                                                            Broker
                    For      Against Abstentions Withheld   Non-Votes
John L. Bakane  22,417,475   183,680     0          0        N/A
Charles M. Reid 22,415,134   186,021     0          0        N/A

2.   To approve the Amended and Restated 1992 Stock Plan.

                                                            Broker
                    For      Against Abstentions Withheld   Non-Votes
                22,293,261   234,917   72,977       0        N/A

3.   To approve the 1997 Senior Management Incentive Compensation Plan.

                                                            Broker
                    For      Against Abstentions Withheld   Non-Votes
               22,309,484    207,567   84,104       0        N/A

FORM 10-Q

Item 4.   (continued)




4.   Ratification of the appointment of McGladrey & Pullen, LLP as independent auditors for the Corporation for the fiscal year ending December 29,1996.
                                                            Broker
                    For      Against Abstentions Withheld   Non-Votes
               22,428,331    135,811   37,013       0        N/A

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

  2.1(g)  Amendment to Receivables Purchase
          Agreement and Letter Agreement
          referred to therein dated as of
          June 24, 1996, between the Registrant
          and Delaware Funding Corporation.          36

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

* 2.4     Olympic Division Acquisition Agreement
          by and among Vitafoam Incorporated,
          British Vita PLC, and Registrant
          dated January 19, 1996 with related
          Lease Agreement, Lease Agreement and
          Option to Purchase, Sublease Agreement,
          Services Agreement, License Agreement
          And Hold Back Escrow Agreement, each
          dated January 22, 1996. The following
          exhibits and schedules to the
          Acquisition Agreement have been
          omitted. The Registrant hereby
          undertakes to furnish supplementally
          a copy of such omitted exhibit or
          schedule to the Commission upon
          request, filed as Exhibit 2.4 to the
          Registrant's report on Form 10-K for
          year ended December 31, 1995.

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

* 4.3(g)  Letter Agreement dated as of March 30,
          1996, between the Registrant and The
          Prudential Insurance Company of
          America filed as Exhibit 4.3(g) to the
          Registrant's report on Form 10-Q for
          the quarter ended March 31, 1996.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                            Sequential
  No.      Description                             Page No.

Management contract or compensatory plan or arrangement
(Exhibits 10.1 - 10.2)

*10.1      Amended and Restated 1992 Stock Plan
           filed as Exhibit 10.7(a) to
           Registrant's report on Form 10-Q
           for the quarter ended March 31, 1996.

*10.2      1997 Senior Management Incentive
           Compensation Plan filed as Exhibit 10.2
           to Registrant's report on Form 10-Q
           for the quarter ended March 31, 1996.

 27        Financial Data Schedule                    39


* Incorporated by reference to the statement or report indicated.

FORM 10-Q





                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           CONE MILLS CORPORATION
                           (Registrant)





Date  August 12, 1996      /s/  JOHN L. BAKANE
                           John L. Bakane
                           Executive Vice President and
                           Chief Financial Officer