Form 10-Q
period 1996-09-29
CONE MILLS CORP
filed 1996-11-12
CIK 23304

Page 1 of 50
                              Index to Exhibits-Pages 25-35

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

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

Number of shares of common stock outstanding as of November 1, 1996: 26,459,133 shares.

FORM 10-Q

                   CONE MILLS CORPORATION

                            INDEX

                                                           Page
                                                           Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Income
            Thirteen and thirty-nine weeks ended
            September 29, 1996 and October 1, 1995
            (Unaudited). . . . . . . . . . . . . . . . . . 3

         Consolidated Condensed Balance Sheets
            September 29, 1996 and October 1, 1995
            (Unaudited) and December 31, 1995. . . . . . . 4 & 5

         Consolidated Condensed Statements of
         Stockholders' Equity
            Thirty-nine weeks ended September 29, 1996
            and October 1, 1995 (Unaudited). . . . . . . . 6

         Consolidated Condensed Statements of
         Cash Flows
            Thirty-nine weeks ended September 29, 1996
            and October 1, 1995 (Unaudited). . . . . . . . 7

         Notes to Consolidated Condensed Financial
         Statements (Unaudited). . . . . . . . . . . . . . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . 15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 23
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 24

FORM 10-Q
PART I
Item 1.

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                         (amounts in thousands, except per share data)

                                                         Thirteen         Thirteen      Thirty-Nine      Thirty-Nine
                                                        Weeks Ended      Weeks Ended    Weeks Ended      Weeks Ended
                                                       Sept. 29, 1996   Oct. 1, 1995   Sept. 29, 1996   Oct. 1, 1995
                                                         (Unaudited)     (Unaudited)    (Unaudited)      (Unaudited)

Net Sales                                              $      180,849   $     231,699   $     588,250   $     690,856

Operating Costs and Expenses:
  Cost of sales                                               152,163         190,635         482,209         567,888
  Selling and administrative                                   20,694          22,075          64,201          64,852
  Depreciation                                                  6,994           7,201          21,139          21,603
  Loss (Gain) on sale of division                                 198               -          (4,486)              -

                                                              180,049         219,911         563,063         654,343

Income from Operations                                            800          11,788          25,187          36,513

Other Income (Expense):
  Interest income                                                 207             114             380             499
  Interest expense                                             (3,682)         (3,928)        (11,634)        (11,038)

                                                               (3,475)         (3,814)        (11,254)        (10,539)

Income (Loss) before Income Taxes (Benefit) and Equity in
  Earnings (Losses) of Unconsolidated Affiliates               (2,675)          7,974          13,933          25,974

Income Taxes (Benefit)                                           (979)          2,791           4,540           9,091

Income (Loss) before Equity in Earnings (Losses) of
  Unconsolidated Affiliates                                    (1,696)          5,183           9,393          16,883

Equity in Earnings (Losses) of Unconsolidated Affiliates         (547)            683            (749)         (8,255)

Net Income (Loss)                                        $     (2,243)   $      5,866    $      8,644    $      8,628


Income (Loss) Available to Common Shareholders:
  Net Income (Loss)                                      $     (2,963)   $      5,146    $      6,484    $      6,516

Earnings (Loss) Per Share - Fully Diluted:
  Net Income (Loss)                                      $       (.11)   $        .19    $        .24    $        .24

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                27,416          27,530          27,454          27,506

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                       (amounts in thousands, except share and par value data)


                                                           September 29,      October 1,     December 31,
       ASSETS                                                  1996             1995            1995
                                                           (Unaudited)       (Unaudited)       (Note)
   Current Assets:
     Cash                                                  $      2,742      $       752     $        336

     Accounts receivable - trade, less provision for
       doubtful accounts $3,000; $3,000; $3,200                  63,413           81,868           60,955

     Inventories:
       Greige and finished goods                                 92,742           83,632           84,822
       Work in process                                           11,451           14,296           14,786
       Raw materials                                              9,434           18,874           29,274
       Supplies and other                                        31,851           31,266           33,492

                                                                145,478          148,068          162,374

     Other current assets                                        13,823            8,900           10,227

              Total Current Assets                              225,456          239,588          233,892

   Investments in Unconsolidated Affiliates                      35,853           37,429           37,680

   Other Assets                                                  41,178           38,957           45,540



   Property, Plant and Equipment:
     Land                                                        18,208           19,618           19,615
     Buildings                                                   82,399           83,094           89,128
     Machinery and equipment                                    313,409          313,999          322,361
     Other                                                       31,553           32,123           34,292

                                                                445,569          448,834          465,396

       Less accumulated depreciation                            200,817          193,045          198,188

              Property, Plant and Equipment-Net                 244,752          255,789          267,208



                                                           $    547,239      $   571,763     $    584,320

Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)


                                                            September 29,       October 1,     December 31,
      LIABILITIES AND STOCKHOLDERS' EQUITY                      1996              1995            1995
                                                             (Unaudited)       (Unaudited)       (Note)

Current Liabilities:
   Notes payable                                            $      8,703      $    10,031      $     8,875
   Current maturities of long-term debt                           11,114           11,250           11,236
   Accounts payable - trade                                       26,981           36,402           40,023
   Sundry accounts payable and accrued expenses                   41,786           41,123           64,800
   Income taxes payable                                            2,227            1,289                -
   Deferred income taxes                                          25,510           28,190           25,938

      Total Current Liabilities                                  116,321          128,285          150,872

Long-Term Debt                                                   150,742          161,822          161,782

Deferred Items:
   Deferred income taxes                                          41,043           40,742           40,836
   Other deferred items                                           10,187            6,605            8,705

                                                                  51,230           47,347           49,541



Stockholders' Equity:
   Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                      38,395           38,395           38,395
   Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                 -                -                -
   Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 27,336,333 shares;
      1995, 27,380,409 shares                                      2,734            2,738            2,738
   Capital in excess of par                                       70,687           71,090           71,090
   Retained earnings                                             125,592          131,726          119,825
   Currency translation adjustment                                (8,462)          (9,640)          (9,923)

                Total Stockholders' Equity                       228,946          234,309          222,125




                                                            $    547,239      $   571,763      $   584,320

Note:  The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                        (amounts in thousands, except share data)
                                       (Unaudited)

                                                 Class A Preferred
                                                       Stock                   Common Stock
                                                Shares        Amount      Shares          Amount

Balance, December 31, 1995                     383,948    $   38,395    27,380,409    $     2,738
Net income                                           -             -             -              -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -        61,800              6
  Purchase of common shares                          -             -      (105,876)           (10)

Balance, September 29, 1996                    383,948    $   38,395    27,336,333    $     2,734



                                                 Class A Preferred
                                                       Stock                    Common Stock
                                                Shares        Amount       Shares         Amount

Balance, January 1, 1995                       383,948    $   38,395    27,403,621    $     2,740
Net income                                           -             -             -              -
Currency translation loss (net
  of income tax benefit of $3,630)                   -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -         4,000              1
  Purchase of common shares                          -             -       (27,212)            (3)

Balance, October 1, 1995                       383,948    $   38,395    27,380,409    $     2,738


See Notes to Consolidated Financial Statements.

FORM 10-Q

                      CONE MILLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
           THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 1996 AND OCTOBER 1, 1995
                     (amounts in thousands, except share data)
                                  (Unaudited)

                                            Capital in                  Currency
                                              Excess        Retained   Translation
                                              of Par        Earnings    Adjustment

Balance, December 31, 1995                  $   71,090     $ 119,825   $    (9,923)
Net income                                           -         8,644             -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -         1,461
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,877)            -
Common Stock:
  Options exercised                                515             -             -
  Purchase of common shares                       (918)            -             -

Balance, September 29, 1996                 $   70,687     $ 125,592   $    (8,462)



                                            Capital in                  Currency
                                              Excess        Retained   Translation
                                              of Par        Earnings    Adjustment

Balance, January 1, 1995                    $   71,354     $ 125,771   $    (1,380)
Net income                                           -         8,628             -
Currency translation loss (net
  of income tax benefit of $3,630)                   -             -        (8,260)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,673)            -
Common Stock:
  Options exercised                                 25             -             -
  Purchase of common shares                       (289)            -             -

Balance, October 1, 1995                    $   71,090     $ 131,726   $    (9,640)

See Notes to Consolidated Financial Statements.
                                     Page 6a

FORM 10-Q

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                             (amounts in thousands)
                                                                      Thirty-Nine     Thirty-Nine
                                                                      Weeks Ended     Weeks Ended
                                                                     Sept. 29, 1996   Oct. 1, 1995
                                                                      (Unaudited)     (Unaudited)

Cash Flows Provided by Operating Activities                           $    14,921      $   15,114

Cash Flows from Investing Activities:
   Investments in unconsolidated affiliates                                     -         (19,650)
   Proceeds from sale of division (a)                                      42,228               -
   Capital expenditures                                                   (21,367)        (41,092)
   Other                                                                    3,405           3,431

     Net cash provided by (used in) investing activities                   24,266         (57,311)

Cash Flows from Financing Activities:
   Decrease in checks issued in excess of deposits                        (21,829)         (1,712)
   Principal payments - long-term debt                                    (11,496)        (97,245)
   Proceeds from long-term debt borrowings                                      -          48,000
   Proceeds from debentures issued                                              -          99,831
   Other                                                                   (3,456)         (7,083)

     Net cash (used in) provided by financing activities                  (36,781)         41,791

     Net increase (decrease) in cash                                        2,406            (406)

Cash at Beginning of Period                                                   336           1,158

Cash at End of Period                                                 $     2,742      $      752


(a)Divestiture:
   Inventories                                                        $    14,926
   Property, plant and equipment                                           21,516
   Other                                                                    1,300
   Gain on sale                                                             4,486

     Proceeds from sale                                               $    42,228


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                              $    15,369      $   12,455

   Income taxes, net of refunds                                       $     4,929      $    4,245

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from sale of division                          $     2,000      $        -

   Purchase of outstanding capital stock - common,
     through incurrence of accounts payable                           $       303      $        -



See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

           CONE MILLS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SEPTEMBER 29, 1996




Note 1.   Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") consolidated condensed financial statements for September 29, 1996 and October 1, 1995 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at September 29, 1996, October 1, 1995, and December 31, 1995 and the related consolidated condensed statements of income for the respective thirteen and thirty-nine weeks ended September 29, 1996 and October 1, 1995, and stockholders' equity and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
     1995.

     Substantially all components of textile inventories are valued at the lower of cost or market using the last-in, first-out (LIFO) method. Nontextile inventories are valued at the lower of average cost or market. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at September 29, 1996 and October 1, 1995 and related consolidated condensed statements of income for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 2.   Sale of Accounts Receivable

     The Company has an agreement with the subsidiary of a major financial institution which allows the sale without recourse of up to $50 million of an undivided interest in eligible trade receivables. This agreement has been extended to June 1997. Accounts receivable is shown net of $42 million sold at September 29, 1996, net of $32 million sold at October 1, 1995, and net of $40 million sold at December 31, 1995. As a result of the sale of the interest in these receivables, cash flows provided by operating activities include an increase of $2 million and a decrease of $18 million for the thirty-nine weeks ended September 29, 1996 and October 1, 1995, respectively.

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

     In December 1994, the Mexican government devalued the peso and allowed it to freely trade against the U.S. dollar resulting in a substantial decline in value of the peso versus the U.S. dollar. On January 1, 1995, the peso was trading at 4.94 pesos per U.S. dollar versus an exchange rate of approximately 3.45 prior to the devaluation. The peso continued to devalue versus the U.S. dollar in the first quarter of 1995 and was trading at an exchange rate of 6.78 pesos per U.S. dollar on April 2, 1995. The devaluation of the peso created foreign currency transaction losses for the Company's Mexican affiliates, primarily related to debt denominated in U.S. dollars for Compania Industrial de Parras S.A., ("CIPSA"). Primarily due to the devaluation of the peso, the Company recognized an $8.3 million loss as its pro rata share of these losses in its thirty-nine weeks 1995 income statement.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 4.   Long-Term Debt

                                        September 29, 1996
                                              Current
                                    Total    Maturity   Long-Term
                                       (amounts in thousands)

8% Senior Note                    $ 64,285   $ 10,714   $ 53,571
8-1/8% Debentures                   96,243          -     96,243
Capital Lease Obligation             1,206        362        844
Other                                  122         38         84

Total                             $161,856   $ 11,114   $150,742

                                         October 1, 1995
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


Note 5.   Class A Preferred Stock

     The dividend rate for Class A Preferred Stock is 7.50%, which is payable March 31, 1997.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 6.   Stock Option Plans

                       1995     Exercise     1996      Exercise
                      Number     Price      Number      Price
                        Of      Weighted      Of       Weighted
                     Options    Average     Options    Average
Outstanding -
  beginning
  of year          1,086,000   $ 12.66    1,047,000    $ 12.55
Granted                7,000     11.63        6,000      12.00
Exercised             (4,000)     6.50      (61,800)      6.46
Forfeited            (42,000)    15.63      (69,000)     13.94

Outstanding -
  end of period    1,047,000   $ 12.56      922,200    $ 12.85

Exercisable at
  end of period      512,050                612,200

The following table summarizes information about stock options outstanding at September 29, 1996:

                      Number        Number
 Exercise          Outstanding    Exercisable     Expiration
  Price             at 9/29/96     at 9/29/96        Date

 $ 5.250                76,200         76,200     June, 1999
 $ 6.500                36,000         36,000     February, 2002
 $11.625                 6,000          6,000     May, 2002
 $12.000               379,000        151,600     November, 2004
 $12.000                 6,000          6,000     May, 2003
 $12.875                 6,000          6,000     May, 2001
 $15.625               413,000        330,400     February, 2003

                       922,200        612,200

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 7. Earnings (Loss) Per Share

                                   Thirteen           Thirteen
                                  Weeks Ended        Weeks Ended
                              September 29, 1996   October 1, 1995
                                          Fully                Fully
                               Primary   Diluted   Primary    Diluted
                                     (amounts in thousands,
                                     except per share data)
Income (loss) from
 continuing operations       $ (2,243)  $(2,243)  $ 5,866    $ 5,866
 Less:  Class A Preferred
        dividends              (  720)   (  720)     ( 720)    ( 720)

Adjusted net income (loss)   $ (2,963)  $(2,963)  $  5,146   $ 5,146

Weighted average common
 shares outstanding            27,416    27,416     27,380    27,380
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                        -         -        150       150

Weighted average common
 shares and common share
 equivalents outstanding       27,416    27,416     27,530    27,530

Earnings (loss) per common
 share and common share
 equivalent                  $  ( .11)  $ ( .11)  $    .19   $   .19

FORM 10-Q

Item 1.   (continued)

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 7. Earnings (Loss) Per Share (continued)

                                 Thirty-nine         Thirty-nine
                                 Weeks Ended         Weeks Ended
                              September 29,1996    October 1, 1995
                                          Fully                Fully
                               Primary   Diluted   Primary    Diluted
                                     (amounts in thousands,
                                     except per share data)
Income from
 continuing operations       $  8,644   $ 8,644   $  8,628   $ 8,628
 Less:  Class A Preferred
        dividends              (2,160)   (2,160)    (2,112)   (2,112)

Adjusted net income          $  6,484   $ 6,484   $  6,516   $ 6,516

Weighted average common
 shares outstanding            27,401    27,401     27,380    27,380
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                       53        53        101       126

Weighted average common
 shares and common share
 equivalents outstanding       27,454    27,454     27,481    27,506

Earnings per common
 share and common share
 equivalent                  $    .24   $   .24   $    .24   $   .24

Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 8.   Sale of Division

     On January 22, 1996, the Company completed the sale of its Olympic Products Division to British Vita PLC. The Company sold all inventory and substantially all of the property, plant and equipment of this division. Proceeds of $42,228,000 had been realized at September 29, 1996.

FORM 10-Q

Item 2.

                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS


OPERATING RESULTS

Third Quarter Ended September 29, 1996 Compared with Third
Quarter Ended October 1, 1995.

U.S. consumer spending in apparel and home furnishings grew modestly in the third quarter of 1996; however, manufacturers were adversely affected by selective reductions in softgoods inventories, which were disruptive to textile industry operating schedules and prices. In addition, weak consumer preference for printed home furnishings fabrics adversely affected the decorative print business. In the third quarter of 1996, the Company began to experience weaker demand in selective value-added denim product lines.

Cone Mills had third quarter 1996 sales of $180.8 million, down 21.9%, as compared with sales of $231.7 million for the third quarter of 1995. After eliminating the sales of the Olympic Products Division, which was sold in January 1996, third quarter 1995 sales were $208.2 million. Third quarter 1996 sales were down 13.2% from the 1995 period excluding Olympic. Decreased denim sales account for the lower 1996 amounts. Export sales were $44.1 million, or 24% of total sales, as compared with $50.3 million, or 22% of sales, for the third quarter of 1995.

The Company had a net loss of $2.2 million, or $.11 per share after preferred dividends, for the third quarter of 1996, including an after-tax charge of $.5 million from equity in losses of unconsolidated Mexican affiliate. For comparison, third quarter 1995 had net income of $5.9 million or $.19 per share, including a $.7 million after-tax gain from unconsolidated Mexican affiliates.

Gross profit for third quarter of 1996 (net sales less cost of sales and depreciation) was 12.0% of sales, as compared with 14.6% for the previous year. This decrease was primarily the result of lower volume and margins in denims.

FORM 10-Q

Business Segments. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                   Third Quarter
                             1996                 1995
                          (Dollar amounts in millions)
NET SALES (1)
   Apparel             $ 154.2    85.3%     $ 180.3   77.8%
   Home Furnishings       26.6    14.7         51.4   22.2
     Total             $ 180.8   100.0%     $ 231.7  100.0%

OPERATING INCOME (LOSS)(2)
   Apparel             $   6.0     3.9%     $  12.4    6.9%
   Home Furnishings(3)    (4.0)  (14.9)        (1.2)  (2.3)

(1) Net sales include Olympic's net sales of $23.5 million in 1995.
(2) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.
(3) Operating income (loss) includes Olympic's operating loss of $.2 million in 1995.

   Apparel Fabrics. Apparel fabric segment sales for the third quarter of 1996 were $154.2 million, down 14.5% from 1995 amounts. Lower denim sales due to lower volume accounted for the decrease. Third quarter 1996 operating margins for the apparel segment were 3.9% of sales, as compared with 6.9% in 1995. Margin decreases were in all product lines with declines in denim accounting for approximately two-thirds of the change in margins as a percent of sales. The cost per pound paid by the Company for cotton decreased slightly as compared with 1995 amounts. Fabric prices on average were up 4.7% as compared to 1995 primarily the result of a mix shift in denims. Export sales, primarily denims, were down 11.8%, as compared with the previous year's amounts. The Company's denim manufacturing operations were affected by the North American supply and demand imbalance in basic denims and selective inventory imbalances in value-added denims. Specialty Sportswear operations continued to be affected by inventory imbalances in shirting fabrics resulting in operating production facilities at less than capacity.

FORM 10-Q

   Home Furnishings. For the third quarter of 1996, home furnishings segment sales were $26.6 million, down 4.8% from 1995 excluding Olympic. Both the Cone Finishing and Cone Decorative Fabrics Divisions had lower sales volume in 1996 resulting from weak furniture markets and customer preference for fabrics other than prints. The home furnishings segment, excluding Olympic, had an operating loss of $4.0 million compared with a loss of $1.0 million for the 1995 period. The loss was primarily the result of lower sales volume, resulting in operating levels substantially less than capacity, and actions taken to reposition the Cone Decorative Fabrics print lines. Cone Jacquards incurred expected marginal start-up operating losses.

Total Company selling and administrative expenses were $20.7 million, as compared with $22.1 million for the third quarter of 1995. Selling and administrative expense increased to 11.4% of 1996 sales as compared with 9.5% for the previous year because of a decline in sales arising primarily from the sale of Olympic and lower than expected sales in remaining operations. Even though progress is being made on reducing administrative costs, the current infrastructure is matched to higher levels of business activity and strategic growth initiatives. Interest expense was $3.7 million in the period, down slightly from $3.9 million in the 1995 period.

Income taxes (benefit) as a percent of the taxable income
(loss) was 36.6% for the third quarter of 1996 compared with 35.0% for the 1995 period. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.

For the remainder of 1996, management expects further deterioration in operating results as operating schedules are curtailed to bring denim and specialty sportswear inventories into balance, and because of continued weak decorative print markets.


Nine Months Ended September 29, 1996 Compared with Nine Months
Ended October 1, 1995.

The Company experienced good demand for value-added denim apparel fabrics and weak markets for specialty sportswear and home furnishings fabrics in the first half of 1996. However,

FORM 10-Q
in the third quarter of 1996, the Company began to experience weaker demand in selective value-added denim product lines resulting from inventory adjustments in the softgoods pipeline.

For the 1996 period, net sales were $588.3 million as compared with $690.9 million for the first nine months of 1995. Excluding the sales of Olympic, sales were $583.5 million and $620.1 million respectively. Export sales, primarily denims, accounted for 25% of sales in 1996 compared with 19% for 1995.

Net income for nine months 1996 was $8.6 million, or $.24 per share after preferred dividends, including an after-tax gain on the sale of Olympic of $2.8 million or $.10 per share. Net income for the first nine months of 1995 was $8.6 million, or $.24 per share including an after-tax charge of $8.3 million, from equity in losses of unconsolidated Mexican affiliates related primarily to peso devaluations.

Gross profit for first nine months of 1996 (net sales less cost of sales and depreciation) was 14.4% of sales, as compared with 14.7% for the previous year.

Business Segments. Cone Mills operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                 First Nine Months
                             1996                1995
                           (Dollar amounts in millions)
NET SALES (1)
   Apparel              $500.8   85.1%      $528.7    76.5%
   Home Furnishings       87.5   14.9        162.2    23.5
     Total              $588.3  100.0%      $690.9   100.0%

OPERATING INCOME (LOSS)(2)
   Apparel              $ 32.1    6.4%      $ 32.8     6.2%
   Home Furnishings(3)    (3.6)  (4.1)         4.2     2.6

(1) Net sales include Olympic's net sales of $4.8 million and $70.8 million in 1996 and 1995, respectively.
(2) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

FORM 10-Q

(3) Operating income (loss) includes the gain on the disposal of Olympic of $4.5 million in 1996 and Olympic operating income of $.1 million in 1995.

   Apparel Fabrics. Apparel fabric segment sales for the first nine months of 1996 were $500.8 million, down 5.3% compared with sales of $528.7 million for nine months 1995. Denim sales for the nine month periods were essentially flat, a result of price increases and improved mix which were offset by lower volume. In addition, the Company experienced significantly lower specialty sportswear sales. Nine months 1996 operating margins for the apparel segment were 6.4% of sales as compared with 6.2% in 1995. Cotton costs increased marginally from 1995 amounts but were offset by price increases. Improved denim margins were partially offset by lower operating results in specialty sportswear fabrics product lines. Export sales, primarily denims, were up 15.5% compared with the previous year amounts.

   Home Furnishings. Excluding Olympic, for the first nine months of 1996 home furnishings segment sales were $82.7 million, down 9.4% from 1995. Both the Cone Finishing and Cone Decorative Fabrics Divisions had lower sales in 1996 resulting from weak furniture markets and customer preference for fabrics other than prints. The home furnishings segment, excluding Olympic, had an operating loss of $8.1 million compared with income of $4.1 million for the 1995 period. The loss was primarily the result of the lower sales volume and operating at levels substantially less than capacity.

Total Company selling and administrative expenses were down slightly to $64.2 million as compared with $64.9 million, but increased from 9.4% of sales to 10.9% of sales for the most recent period as discussed above.

Interest expense for the first nine months of 1996 was up $.6 million as compared with the 1995 period.

Income taxes as a percent of taxable income were 32.6% for the first nine months of 1996 compared with 35.0% for the first nine months of 1995. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.

FORM 10-Q

Liquidity and Capital Resources

The Company's principal long-term capital components consist of $64.3 million outstanding under a Note Agreement with The Prudential Insurance Company of America (the "Term Loan"), its 8 1/8% Debentures issued on March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and a $50 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. On September 29, 1996, the Company had funds available of $88.0 million under its Revolving Credit Facility and Receivables Purchase Agreement.

For the first nine months of 1996, the Company generated $32.6 million from earnings before depreciation, amortization and unconsolidated Mexican affiliate results, as compared with $40.8 million for the first nine months of 1995. For the 1996 period, the Company increased its investments in working capital which resulted in net cash provided by operations of $14.9 million. Additional uses of cash during the first nine months of 1996 included capital spending of $21.4 million and the preferred stock dividend of $2.9 million. During the first quarter of 1996, the Company sold Olympic which provided in excess of $50 million of cash proceeds including the collection of accounts receivable.

The Company believes that the proceeds from the sale of the Olympic Products Division, together with Cone's internally generated operating funds and funds available under its existing credit facilities, will be sufficient to meet its working capital, capital spending, potential stock repurchases, and financing needs for the foreseeable future.

On September 29, 1996, the Company's long-term capital structure consisted of $150.7 million of long-term debt and $228.9 million of stockholders' equity. For comparison, at October 1, 1995, the Company had $161.8 million of long-term debt and $234.3 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a

FORM 10-Q
percentage of long-term debt and stockholders' equity was 41% at the end of third quarter 1996 and 42% at October 1, 1995.

Accounts receivable on September 29, 1996, were $63.4 million, down from $81.9 million at October 1, 1995. At the end of the third quarter of 1996, the Company had sold $42 million of accounts receivable, an increase of $10 million from the amount sold at October 1, 1995. The decrease in accounts receivable was primarily due to lower sales levels and the additional amount sold under the receivables purchase agreement.

Inventories on September 29, 1996, were $145.5 million, up approximately $10.1 million from third quarter 1995 levels when adjusted for the sale of Olympic inventories. The
Company's additional finished goods inventories were the result of lower unit sales than planned.

Capital spending in 1996 was originally budgeted at $52 million with projects for new weaving machines, investments in information systems and the expansion of the jacquard weaving facility. For the first nine months of 1996 expenditures were $21.4 million. The Board of Directors has approved a reduction in the 1996 capital budget to $42 million. This reduction of $10 million reflects the adoption of new weaving technology in the Company's relooming program that will allow the Company to achieve modernization results at lower levels of capital investment.

Cone will redeploy capital from the reduction of the capital spending budget and from the potential sale of non-core businesses including its real estate operations, Cornwallis Development Co., to support general corporate initiatives. These initiatives include global expansion, reduction of debt and potential common stock repurchases pursuant to its existing stock repurchase program. As of November 1, 1996, 1,366,000 shares had been repurchased in open market transactions pursuant to an authorized repurchase program of
2.5 million shares, with 877,200 repurchased since September
29, 1996.

The Company has agreements with Compania Industrial de Parras S.A. ("CIPSA") to purchase up to an additional 33% of the existing outstanding common stock of Parras Cone for an amount of $20 million, the August 1995 book value, if CIPSA does not meet certain financial obligations.

FORM 10-Q

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

FORM 10-Q

The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Oral argument on Plaintiffs' appeal was held in the Court of Appeals on October 31, 1996. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse affect on the Company's financial condition or results of operations.

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

(b)  Reports on Form 8-K:  None

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

* 2.1(g)    Amendment to Receivables Purchase
            Agreement and Letter Agreement
            referred to therein dated as of
            June 24, 1996, between the Registrant
            and Delaware Funding Corporation filed
            as Exhibit 2.1(g) to Registrant's report on Form 10-K for the quarter ended
            June 30, 1996.

  2.1(h)    Amendment to Receivables Purchase
            Agreement dated as of June 30, 1996,
            between the Registrant and Delaware
            Funding Corporation.                            37

  2.1(i)    Amendment to Receivables Purchase
            Agreement dated as of August 26, 1996,
            between the Registrant and Delaware
            Funding Corporation.                            40

  2.1(j)    Amendment to Receivables Purchase
            Agreement dated as of September 29,
            1996, between the Registrant and
            Delaware Funding Corporation.                   43

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

* 2.4       Olympic Division Acquisition Agreement
            by and among Vitafoam Incorporated,
            British Vita PLC, and Registrant
            dated January 19, 1996 with related
            Lease Agreement, Lease Agreement and
            Option to Purchase, Sublease Agreement,
            Services Agreement, License Agreement
            And Hold Back Escrow Agreement, each
            dated January 22, 1996.  The Acquisition
            Agreement and related agreements were
            filed as Exhibit 2.4 to the
            Registrant's report on Form 10-K for
            the year ended December 31, 1995. The
            following exhibits and schedules to
            the Acquisition Agreement have been
            omitted. The Registrant hereby
            undertakes to furnish supplementally
            a copy of such omitted exhibit or
            schedule to the Commission upon
            request.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.

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

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.

  4.4(d)    Amendment No. 3 to Credit Agreement
            dated as of June 30, 1996 to the
            Amended and Restated Credit
            Agreement dated as of November 18,
            1994, among the Registrant, various
            banks and Morgan Guaranty Trust
            Company of New York, as Agent.                  46

4.4 (e)     Amendment No. 4 to Credit Agreement
            dated as of September 29, 1996 to
            the Amended and Restated Credit
            Agreement dated as of November 18,
            1994, among the Registrant, various
            banks and Morgan Guaranty Trust
            Company of New York, as Agent.                  48

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

Management contract or compensatory plan or arrangement
(Exhibits 10.1 - 10.2)

*10.1       Amended and Restated 1992 Stock Plan
            filed as Exhibit 10.7(a) to
            Registrant's report on Form 10-Q
            for the quarter ended March 31, 1996.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                               Sequential
  No.       Description                               Page No.


*10.2       1997 Senior Management Incentive
            Compensation Plan filed as Exhibit 10.2
            to Registrant's report on Form 10-Q
            for the quarter ended March 31, 1996.


27          Financial Data Schedule                         50




* Incorporated by reference to the statement or report indicated.

FORM 10-Q





                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONE MILLS CORPORATION
                              (Registrant)





Date  November 12, 1996       /s/  JOHN L. BAKANE
                              John L. Bakane
                              Executive Vice President and
                              Chief Financial Officer