Form 10-K
period 1996-12-29
CONE MILLS CORP
filed 1997-03-27
CIK 23304

Page 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 28, 1997: $199,014,504.

Number of shares of common stock outstanding as of February 28, 1997:
26,197,733 shares.

Documents incorporated by reference: Portions of 1996 Annual Report to Shareholders, Part II, Items 6, 7 & 8; Proxy Statement for Annual Meeting to be held May 13, 1997, Part III, Items 10, 11, 12 and 13 of this report.

Index to Exhibits - Pages 27-39.

FORM 10-K                                                                 Page 2
                                     PART I

Item 1.  Business

                                   THE COMPANY

OVERVIEW

Founded in 1891, Cone Mills Corporation (the "Company" or "Cone") is a leading textile manufacturer with net sales in 1996 of $745.9 million. The Company conducts business in two segments, apparel fabrics and home furnishings products, representing 84% and 16% of 1996 net sales respectively, and currently operates nine modern manufacturing facilities located in North Carolina and South Carolina. Cone is the largest producer of denim fabrics in the world, the largest domestic producer of yarn-dyed and chamois flannel shirtings and the largest domestic commission printer of home furnishings fabrics. Sales and marketing activities are conducted through a worldwide distribution network. With export sales of $190.6 million in 1996, primarily denim, the Company is the largest domestic exporter of denim fabrics.

The Company is recognized internationally as a primary source of high-quality fabrics for use in the production of upper-end, branded casual apparel. The Company is a leader in denim styling and development, with denims accounting for approximately 79% of apparel fabrics sales. Cone believes that it has the largest and most versatile denim manufacturing capacity in the world and that it produces a broader range of fashion denims than any of its competitors. In 1996, Cone sold over 225 different styles of denim. The Company's denim products are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. The Company is the largest supplier to Levi Strauss and the sole supplier of denim for Levi 501(R) jeans. Other customers include V.F. Corporation (Wrangler), H.I.S. (Chic), Calvin Klein, The Gap, Polo, Aalfs (Arizona), P.L. Industries (Hilfiger) and Guess.

The Company has used its manufacturing versatility and styling capabilities to position itself as a leader in other selected specialty apparel fabric niches. These include yarn-dyed and chamois flannel shirtings, specialty-dyed and printed fabrics. Customers for these specialty apparel fabrics include M. Fine, OshKosh, Woolrich, L.L. Bean, J.C. Penney, Eddie Bauer and Levi Strauss.

The Company services the home furnishings markets through three divisions: Cone Finishing, Cone Decorative Fabrics and Cone Jacquards. Cone Finishing consists of the Company's Carlisle and Raytex plants and provides custom printing services to leading home furnishings stylists and distributors. Cone Decorative Fabrics is one of the country's leading designers and marketers of printed and solid woven fabrics for use in upholstery, draperies and bedspreads. Cone Jacquards began production in late 1995, providing jacquard woven fabrics to furniture, drapery and other markets. The Company's home furnishings customers include the Waverly Division of F. Schumacher & Co., P. Kaufmann, Covington, Richloom, Crown

FORM 10-K                                                                 Page 3

Crafts and Croscill. The home furnishings segment also includes Cornwallis Development Co., a wholly owned subsidiary that develops previously acquired real estate not required for manufacturing operations.

Cone's business strategy is to focus on products and services that generate attractive margins and in which it believes it is an industry leader. It competes domestically and internationally on the basis of styling and development, management experience, versatility and size of manufacturing facilities and the Cone name and reputation.

The Company seeks growth of its core denim, specialty sportswear and decorative fabric businesses through expansion into new geographic areas and markets, product development and investment in value-added technology such as CAD/CAM. A primary goal of this strategy is to reduce cyclical fluctuations in its core businesses through improved market and product balance. As a means of new market penetration and geographic expansion, Cone actively seeks acquisitions of, investments in and alliances with businesses in which it can add value through its manufacturing and marketing expertise.

In 1993, the Company invested in Compania Industrial de Parras, S.A. de C.V. ("CIPSA") and entered into a 50/50 joint venture with CIPSA to build a new denim manufacturing facility in Mexico. This joint venture facility, Parras Cone de Mexico, S.A. de C.V. ("Parras Cone") was completed and began production of basic denims and yarn in late 1995. The Company believes that Parras Cone produces high-quality basic denim at costs competitive with manufacturers anywhere in the world. In December 1994, Cone Mills purchased the Raytex printing facility that primarily prints wide fabrics used in home furnishings, including comforters and bedspreads. The Raytex facility prints for many of the same customers as the Company's narrow print operation, Carlisle, allowing it to realize marketing, operating and administrative efficiencies. In 1995, the Company built a new jacquard weaving facility and late in the year began production, further diversifying its home furnishings fabrics businesses. In 1996, the Company expanded capacity of the jacquard weaving facility. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Strategic Initiatives."

Consistent with its business strategy to focus on core strengths and exit businesses in which the Company was not a leader, in January 1996, the Company sold its Olympic Products Division. Olympic produced polyurethane foam and related products for the home furnishings and automotive markets. In addition, in late 1996, the Company completed the sale of Greeff Fabrics, a distributor of high end fashion fabrics. In early 1997, the Company sold its synthetic fabric division, including its finished inventory, forward commitments and order book. Also, the Company has entered into a contract with an international real estate development firm for the sale of certain real estate assets including the assets of Cornwallis Development Co. See "Item 7. Management's Discussion

FORM 10-K                                                                 Page 4
and Analysis of Results of Operations and Financial Condition -
Strategic Initiatives" and "Item 8.  Financial Statements and
Supplementary Data - Note 21 of the Notes to Consolidated Financial
Statements."

In December 1996, the Company adopted a plan to consolidate its specialty sportswear finishing operation into its Carlisle finishing facility. Consolidation of production will occur during 1997 and is expected to allow the Company to utilize its finishing capacity more efficiently and reduce its cost structure.

In addition to its acquisition strategy, the Company continues to invest in its domestic facilities to improve productivity and product quality, expand its product lines and increase customer satisfaction. Capital expenditures for the last five years have totaled approximately $200 million. The Company expects to spend approximately $44 million in 1997 for capital projects.

From 1992 to 1995, the Company's annual growth rate of sales averaged approximately 9% per year. While sales in 1996 from new business ventures, including Raytex, the Mexican J.V. and Jacquard operations, accounted for approximately 10% of the Company's overall total revenues, these increases were more than offset by weak market conditions and lower sales in the Company's traditional denim, decorative prints and sportswear markets and by the sale of Olympic which alone resulted in a $90 million sales reduction. Management believes that these strategic initiatives have positioned the Company for improved results in the long-term.

The Company, a North Carolina corporation, maintains its principal executive offices at 3101 North Elm Street, Greensboro, North Carolina 27415-6540, and its telephone number is (910)379-6220. Unless otherwise stated, references to "Cone" or the "Company" include Cone Mills Corporation and its subsidiaries.

FORM 10-K                                                                 Page 5

Item 1.
(continued)

   Business Segments

   The following table sets forth certain net sales and operating income (loss) information for each of the Company's two business segments as well as net sales of the principal product groups included therein, for fiscal years 1992 through 1996.

                                                                    Fiscal Year (1)(2)
                                      1996                  1995                1994                  1993              1992
NET SALES                                                               (dollars in millions)
Apparel
   Denim                       $498.7      66.9%     $552.0      60.6%     $423.5     52.5%     $421.8    54.9%   $402.4    57.0%
   Specialty Sportswear(3)      129.4      17.3       148.1      16.3       177.0     22.0       154.0    20.0     117.6    16.7
      Total                     628.1      84.2       700.1      76.9       600.5     74.5       575.8    74.9     520.0    73.7

Home Furnishings
   Fabrics(3)                    95.7      12.9        98.4      10.8        93.7     11.6        94.4    12.3      93.0    13.2
   Foam Products(3)               4.7       0.6        94.7      10.4        93.9     11.6        84.6    11.0      84.1    11.9
   Real Estate and other(3)      17.4       2.3        17.0       1.9        18.1      2.3        14.4     1.8       8.3     1.2
      Total                     117.8      15.8       210.1      23.1       205.7     25.5       193.4    25.1     185.4    26.3

Total net sales                $745.9     100.0%     $910.2     100.0%     $806.2    100.0%     $769.2   100.0%   $705.4   100.0%

OPERATING INCOME (LOSS)(4)
   Apparel                      $31.0       4.9%      $39.9       5.7%      $47.5      7.9%      $68.8    12.0%    $67.4    13.0%
   Home Furnishings(5)           (8.5)     (7.2)       (0.6)     (0.3)       19.0      9.2        19.5    10.1      16.3     8.8
   Restructuring                 (5.2)        -           -         -           -        -           -       -         -       -

(1) Results from continuing operations.

(2) Fiscal 1992 contained 53 weeks. The remainder of the years presented contained 52 weeks.

(3) Specialty Sportswear includes synthetic fabrics which was sold in January 1997; Fabrics includes Greeff, which was sold in December 1996; Foam Products represents the Olympic Products Division which was sold in January 1996; and in February 1997, the Company entered into a contract for the sale of substantially all of the assets of its real estate operations. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data - Note 21 of Notes to Consolidated Financial Statements" for a description of the sales and operating results of these businesses.

(4) Operating income (loss) excludes general corporate expenses.
    Percentages reflect operating income (loss) as a percentage of segment net sales.

(5) Operating income (loss) includes from Olympic a loss of $1.0 million in 1995 and income of $1.6 million, $1.9 million and $1.2 million for years 1994, 1993 and 1992 respectively.

FORM 10-K                                                                 Page 6

Item 1.  (continued)

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

The Company's domestic apparel fabrics markets have been affected by changing demographics associated with the maturation of the baby-boom generation. As the baby-boom generation has matured, product trends have evolved away from commodity-type products to higher quality products with more diverse styling. As a result, denim apparel manufacturers desire better fabric quality and styling to meet consumer demand, as well as faster service to reduce the risk of changing fashion trends. The size of the 15-to 24-year-old age category, which accounts for the largest jeans consumption segment of the U.S. population, began to expand in the mid-1990s when the children of baby boomers began to reach these ages. Demand for denim apparel is expected to increase as this segment of the U.S. population expands. By virtue of its styling expertise, manufacturing versatility and service capabilities, the Company believes that it has positioned itself to take advantage of the market opportunities presented by these demographic changes.

Internationally, consumption of denims has increased in industrialized countries, notwithstanding moderate population growth, as these countries continue to adopt U.S. casual fashion trends. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. The Company believes that these international market trends present opportunities for long-term growth through the Company's international distribution network. Apparel fabrics exports have increased in recent years with 1996 apparel fabrics export sales at $187.0 million as compared with $175.7 million in 1995 and $135.9 million in 1994. The Company, in partnership with CIPSA, formed Parras Cone, a new denim manufacturing facility located in Mexico, to expand its manufacturing and market presence into Latin America.
See "Business - International Operations."

The Company believes that the demographic trends applicable to the U.S. markets for its home furnishings fabrics indicate increases in demand as the baby boomers reach ages traditionally associated with high levels of spending on home furnishings. Additionally, there has been international demand for U.S. styled home furnishings products. The Company's strategy is to continue to expand its home furnishings businesses.

FORM 10-K                                                                 Page 7

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

The Company is a leader in denim styling and development and believes that it produces a broader range of fashion denim than any of its competitors. In 1996, Cone sold over 225 different styles of denim. The styling process involves the creation of a wide array of fabric colors, shades and patterns in a variety of both traditional and innovative weaves. After weaving, fabrics are processed further in finishing operations that produce different textures and other physical properties. During this process, the Company's product development specialists and stylists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "value-added" and "basic." Value-added denims are distinguished by styling and customer service. Basic denims are less differentiated by styling and customer service with competition being primarily in the form of price and quality.

Cone's value-added denims are stylish and have broad market appeal. The Company's largest customer in this category is Levi Strauss, whose 501(R) jeans are produced solely from the Company's proprietary fabrics. Other customers include V.F. Corporation (Wrangler), Calvin Klein, The Gap, Polo, Hilfiger, Arizona and Guess.

Cone's basic denims, with mass market appeal, are used primarily in garments sold through retail chains, department stores and catalogs. Customers for this product include a majority of the same names as for value-added denims. Although the Company's basic denims are designed for the upscale segment of these markets, the Company also produces basic heavyweight blue denim, primarily at Parras Cone, to service mass market needs of certain customers. Sales of this product constituted approximately 20% of total denim sales in 1996.

Specialty weight denims include a variety of weave constructions, stripes, colors and weights and are used primarily in women's and children's wear. Although these fabrics constitute only a small

FORM 10-K                                                                 Page 8
portion of the denim market, they tend to establish market trends because of their use in higher fashion garments. Cone's customers in this group include OshKosh, The Gap, Ruff Hewn and Miller International.

As with all apparel fabrics, there is risk that fashion trends will change and consumers will develop preferences for fabrics other than denims for casual wear. However, the demand for denim jeans is growing, with a 7% increase in U.S. unit sales in 1996, and the industry appears to believe that growth will continue as evidenced by new garment manufacturers entering the market and expansion of capacity worldwide.

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

Cone also serves niche markets for piece dyed fabrics based on unique dye, finishing, and yarn formation technologies and provides fabrics such as Splashdown(TM) dyed fabrics and its new wrinkle resistant fabric ProSpin(R).

Cone styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers. These fabrics are printed at the Company's Carlisle plant. The markets for these products are primarily fashion women's and children's wear, and Cone's customers for these fabrics include OshKosh, L.L. Bean, Healthtex, Woolrich, J.C. Penney, H. D. Lee, No Fear and Guess.

Through its Carlisle plant, the Company also provides fabric printing services to converters of fashion apparel fabrics. These converters purchase unfinished fabrics from weaving mills, use outside sources such as Carlisle to dye the fabrics and print their designs, and then market the finished fabrics to apparel manufacturers. Carlisle is well known for its quality, service and technical capabilities in screen printing.

In December 1996, the Company approved the closing of the Granite Finishing plant. With this closing, the plant's dyeing and finishing production will be moved to the Carlisle plant. The production phaseout at Granite is expected to be substantially complete by the end of the third quarter of 1997.

Marketing and Sales. The Company's marketing focus is to serve upper-end and brand name apparel manufacturers through the development of innovative products that are recognized in the marketplace for their distinctive quality and styling.

FORM 10-K                                                                 Page 9

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

The Company employs an apparel fabrics marketing and sales staff of more than 150 persons. Business management of apparel fabrics is organized into four operating divisions: Cone Denim North America, Cone Sportswear, Cone International Marketing and Cone Denim Europe. The Company believes that it has been able to achieve more effective customer service and improved efficiency through the integration of its styling, manufacturing, marketing and customer service functions. Except for Cone Denim Europe, the Company's apparel fabrics marketing groups are headquartered in Greensboro in proximity to apparel manufacturing facilities so that customer requirements can be translated more effectively into finished products. To provide a more direct working relationship with its customers, the Company also maintains sales offices located in New York, Los Angeles, San Francisco, Dallas, Brussels and Singapore.

The Company's marketing professionals, together with its stylists and product development personnel, work as early as one year in advance of a retail selling season to develop fabric styles, colors, constructions and finishes. There are three annual retail selling seasons: spring, fall (back-to-school) and the Christmas season. The Company's sales for a particular selling season generally begin six months in advance of that season. The Company's sales force presents each season's line to customers in its showrooms as well as in its customers' offices.

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

Cone believes that it has the most versatile denim manufacturing capabilities in the world. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company has extensive flexibility in its yarn spinning operations, with open-end and ring spinning equipment. The Company's denim weaving facilities, which include approximately 850 weaving machines, utilize all major cotton weaving technologies, including double-width projectile, air-jet and rapier machines. The Company's dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, package

FORM 10-K                                                                Page 10
and beam dyeing, continuous overdye machinery and raw cotton dyeing equipment. Specialty dyeing and printing processes for apparel fabrics are conducted at the Company's Carlisle plant, which is one of the largest textile printing facilities in the United States.

Cone is recognized internationally as a quality leader with its denim and sportswear weaving plants being certified under the ISO 9002 process.

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

Raw Materials. The primary raw material for the Company's fabric manufacturing operations is cotton. The policies of the U.S. Government affect the cost and supply of cotton in the U.S. and the policies of foreign governments have an effect on worldwide prices and supplies as well. Prior to 1991, domestic cotton prices generally exceeded world price levels, which created a competitive disadvantage for U.S. textile manufacturers who were generally prohibited by U.S. law from importing cotton. Since 1991, changes in U.S. law, allowing limited imports or providing government payments to cotton purchasers, have resulted in effective U.S. cotton costs being more competitive with world levels. Congress has recently passed additional farm legislation that is aimed at reducing farm subsidies and allowing farmers more versatility in planting decisions. The long-term impact of this legislation on cotton supplies and pricing is unclear. However, management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers but there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, the Company's competitiveness may be materially adversely affected.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could adversely affect the Company's operations.

In late 1993 and continuing through 1995, cotton prices increased throughout the world. The Company believes that cotton prices were and are being affected by three major trends: (i) an increase in

FORM 10-K                                                                Page 11
worldwide demand as major consuming countries have recovered from a cyclical recession, (ii) disappointing cotton crops in China, India and Pakistan in 1993 and 1994 and in the U.S. in 1995 resulting from poor weather, disease and insects and (iii) financial speculation in commodities markets which tend to exacerbate price movements. Because the Company cannot always pass increased cotton costs on to its customers, such increases have adversely affected its profitability in the past and may do so in the future. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

The Company has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to hedge committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. The Company primarily uses forward purchase contracts and, to a lesser extent, futures and options contracts. Management believes that its cotton purchasing program has resulted in lower overall cotton prices than if cotton were purchased solely on a spot market basis or by solely matching cotton purchases with product sales. Since prices for forward purchase contracts are sometimes fixed in advance of shipment, the Company may benefit from its fixed price purchases in cotton if prices thereafter rise, or fail to benefit if prices subsequently fall. There can be no assurance the forward purchase contracts and hedging transactions will not result in higher cotton costs to the Company or will protect the Company from price fluctuations.

Cone also purchases "greige goods" (fabrics that have not been dyed or finished), yarn, synthetic fibers, and dyes and chemicals. These raw materials have normally been available in adequate supplies through a number of suppliers.

Competition. The textile apparel fabrics business is highly competitive. No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. There are nine denim manufacturers in the United States, of which Cone is the largest, and three domestic producers comprise approximately 60 percent of the U.S. productive capacity. Foreign competition in domestic markets is in the form of imported garments. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved. Increased competition in the form of imported apparel from Mexico and other countries, the migration of garment manufacturing facilities to Mexico and Caribbean countries, additional worldwide capacity, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business

FORM 10-K                                                                Page 12
environment. Any failure of the Company to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on the Company's results of operations and financial position.

The level of import protection in the U.S. for domestic producers of textiles is subject to both domestic political and foreign policy considerations. The World Trade Organization ("WTO") was formed in January 1995 and is the successor to the General Agreement on Trade and Tariffs ("GATT") approved by Congress in December 1994. This new multilateral trade organization has set forth mechanisms by which world trade in textiles and clothing is being progressively liberalized by phasing-out quotas and reducing duties over a ten-year period which began in January of 1995. Although the Company's export business should benefit from reduced tariffs, there can be no assurance that the significant reduction in import protection for domestic textile manufacturers will not have a material adverse effect on the Company's results of operations and financial condition.

The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, has created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards which were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, legislation has been proposed that would grant benefits to other countries in the Caribbean and Central and South America that are roughly equivalent to those applicable to Mexico under NAFTA. The Company believes that the removal of tariffs on denim and denim jeans in the participating countries presents opportunities for growth. Cone's domestic operations may benefit from the improved access to Mexico's consumer markets and from access to garment manufacturers in Mexico and the Caribbean Basin who are competitive with traditional import sources from the Far East. The Company's Mexican joint venture, Parras Cone, benefits from its access to U.S. markets. However, there can be no assurance that NAFTA, or the possible adoption of proposed legislation, will not adversely affect the Company.

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

FORM 10-K                                                                Page 13

The Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. The location of the Company's U.S. manufacturing facilities, its joint venture in Mexico and its emphasis on shortening production and delivery times allows the Company to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. The Company has invested in technological and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange (EDI) with customers. These efforts have improved communication, planning and processing time in manufacturing.

The Company believes it effectively competes in foreign markets through export sales. See "Business - International Operations."

Seasonality. Demand for the Company's apparel products and the level of the Company's sales fluctuate moderately during the year. Generally, there is increased consumer demand for garments made of denim and the Company's specialty apparel fabrics during the fall (back-to-school) and the Christmas season. As a result, demand for the Company's apparel fabrics is generally higher during the first half of the calendar year when apparel fabrics are produced for these selling seasons.

HOME FURNISHINGS PRODUCTS

Textile Fabrics. The Cone Finishing Division, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the U.S. As commission printers, Carlisle and Raytex prints fabrics owned by customers on a fee basis. Customers for Carlisle's printing services include Waverly Division of F. Schumacher & Co., Western Textiles, P. Kaufman, Anju/Woodridge, Covington, Ametex and Spectrum. The home furnishings fabrics processed at Carlisle are generally used for upper-end upholstery and drapery prints. Customers for Raytex include Beco, Galey & Lord, Croscill, Magic Textiles, Revman, Perfect Fit and Whiting.

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service.

The Raytex plant is a modern 260,000 square foot facility with six printing machines specializing in wide rotary screen printing. In 1996, a new preparation range was installed providing additional finishing capabilities. Raytex is one of the largest wide-fabric commission printers in the U.S.

FORM 10-K                                                                Page 14

Cone Finishing Division's marketing headquarters are located in New York City. Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle's and Raytex's production and technical staff and customers' designers and stylists. Cone Finishing also maintains a customer service center that utilizes electronic data interchange (EDI) with major customers.

Cone Decorative Fabrics is a "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and markets fabrics, which are manufactured and printed for the converter by others. The Decorative Fabrics division's lines are printed primarily at the Carlisle plant under the name "John Wolf Decorative Fabrics."

Cone Decorative Fabrics are marketed domestically and internationally through the division's sales staff and sales agents. The division's sales staff handles sales to large customers such as hotels, institutions and furniture manufacturers, as well as "jobbers," who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

The Cone Finishing Division competes directly with two large commission printers, the Cherokee division of Spartan Mills and Santee Print Works, as well as the Brookneal plant of the Bibb Company. Cone Decorative Fabrics competes with a large number of domestic and foreign suppliers of decorative fabrics. Both divisions compete primarily on the basis of quality and service.

The Cone Finishing Division also competes indirectly with other suppliers of products used in the home furnishing industry including jacquard woven fabrics, velvets and plain shade fabrics. Consumer fashion preference is based upon coloration, texture and value. As with all home furnishing fabrics, there is a risk that consumer fashion preference will shift away from prints. The Company has experienced a shift in preference away from printed fabrics.

In order to dampen the effects of these shifts in consumer preference, the Company formed the Cone Jacquards Division and entered the jacquard weaving business with the start up in late 1995 of a new weaving facility. The Cone Jacquards plant is a modern 88,000 square foot facility with approximately 20 wide weaving machines. Cone Jacquards produces broadloom jacquard fabrics for furniture manufacturers, fabric distributors, retailers, converters and specialty products manufacturers. Competitors of Cone Jacquards include Mastercraft, Burlington, Culp, Quaker and Blumenthal. Customers for Cone Jacquards include Barrow Industries, Kravet, Klaussner Furniture, Thomasville Upholstery and Drexel Heritage.

Foam Products. In first quarter of 1996, the Company completed the sale of its Olympic Products Division to British Vita PLC. Proceeds of the sale were in excess of $50 million associated with the sale of fixed assets, inventories and the liquidation of receivables.

FORM 10-K                                                                Page 15

Olympic Products supplied polyurethane foam and related products to the home furnishings and automotive markets.

The Company sold Olympic because management did not believe it was appropriate to invest substantial amounts of capital in order to grow the business to the size required to be an effective competitor in the business. Taking this action allows the Company to focus on its core strengths for the long-term.

Real Estate Activities. The Company owns approximately 750 acres of real estate in the Greensboro area, substantially all of which were purchased originally to support the Company's manufacturing operations. The Company determined that the land was no longer needed for this purpose and has systematically developed and liquidated these properties. These activities are conducted through a wholly owned subsidiary, Cornwallis Development Co. Net sales from real estate activities generally account for less than two percent of the Company's total net revenues.

Consistent with its strategy to concentrate on its core business, in late 1996 the Company announced its plan to sell Cornwallis Development Co. Several bids were received and the Company has entered into a contract with an international real estate development firm to sell certain real estate assets including those of Cornwallis. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Strategic Initiatives."

INTERNATIONAL OPERATIONS

The Company has a long history of distributing its products internationally and exported approximately 35% of the Company's denim sales in 1996. The Company has sales agents in Europe, Japan, Korea, Hong Kong, Africa, and throughout Central and South America, and it maintains extensive support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers. The Company believes this philosophy is responsible for Cone's position as the largest U.S. exporter of denims. The Company's international customers include: Levi International, Joker Jeans and Big Star in Europe; Edwin in Japan; Wellsum and Talbots in Hong Kong; and Ellis, Custer, Jeans and Jackets and UFO brands in South America.

Principal competitive factors in the international markets for denims are quality, price and styling. The Company believes it has competitive advantages in the upper-end segment of the market in quality, service and fabric development as compared with foreign manufacturers, as a result of the economies of scale resulting from manufacturing experience and the versatility of its manufacturing facilities. In addition, denim jeans have an image of being uniquely American products, which complements the Company's strategy of serving the upper-end "genuine" jeans market.

FORM 10-K                                                                Page 16

The Company's competitiveness in international market segments is influenced by tariffs and shipping costs. The Company is assessing the feasibility of manufacturing within certain trade blocs in order to compete more effectively in these markets.

In 1993, the Company purchased an ownership in CIPSA, the largest Mexican denim manufacturer and entered into a 50/50 joint venture arrangement with CIPSA to build and operate a world class denim manufacturing plant in Mexico. The joint venture, Parras Cone, was financed with approximately $74 million in debt, non-recourse to the partners, and a total equity investment of $60 million split equally between the two partners. Construction of the joint venture facility was completed in 1995 and it began production of basic denims and yarn in the fourth quarter of 1995.

The Company has several objectives in pursuing its Mexican initiatives. The Company is seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut and sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. The Company also is seeking to gain from lower labor and other cost advantages, while benefiting from its technological expertise. The Company plans to export basic denims made by Parras Cone throughout the world by taking advantage of Cone's distribution network.

Cone Decorative Fabrics and Cone Jacquards export approximately 10% of their sales volume. Styling and service are the principal competitive factors affecting its position in these markets. The Company believes that there is an international demand for U.S.
styling and design.

TRADEMARKS AND PATENTS

The Company owns several registered trademarks containing the "Cone" name and pine cone design. In addition, the Company holds various other trademarks and trade names used in connection with its business and products, both domestically and internationally. The Company believes that the name recognition of Cone Mills and its reputation for quality, service and product development have value in both domestic and international markets.

CUSTOMERS

The Company has one unaffiliated customer, Levi Strauss ("Levi"), which accounts for more than 10% of consolidated sales. Sales to this customer accounted for approximately 49%, 39% and 34% of sales from continuing operations in 1996, 1995 and 1994, respectively. In 1996, Levi repurchased common shares in a leveraged transaction that may or may not affect purchasing practices. The loss of Levi as a customer, or a significant reduction in its purchases from the Company, would have a material adverse effect on the Company's results of operations.

FORM 10-K                                                                Page 17

Levi has been a customer of the Company for more than 75 years and a close, cooperative supplier/customer relationship has evolved through the development of the Company's proprietary fabrics for use in Levi's 501(R) family of jeans. In addition to supplying fabrics for Levi's 501(R) family of jeans, the Company sells other denim fabrics to Levi. Because the Company is Levi's major denim supplier, Levi initiated discussions with the Company in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, which confirms that Levi will continue to use only Cone's proprietary denim fabrics in manufacturing Levi's 501(R) family of jeans and that Cone will continue to supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone will continue to be subject to customary negotiations between the parties.

The Supply Agreement expires on March 30, 2002 and is automatically extended, unless either party gives notice otherwise, for an additional year so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

BACKLOG

The Company's apparel and home furnishings order backlog was approximately $132 million, or 39 million yards, at December 29, 1996, as compared to approximately $186 million or 54 million yards at December 31, 1995. Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, the Company has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at December 29, 1996, will be filled within the first quarter of 1997.

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

FORM 10-K                                                                Page 18

GOVERNMENTAL REGULATION

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

EMPLOYEES

At January 31, 1997, the Company employed approximately 6,600 persons, of whom approximately 1,300 were salaried and approximately 5,300 were hourly employees. Of such hourly employees, approximately 2,200 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 1,100 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

Item 2.  Property

The Company operates nine manufacturing plants - seven in North Carolina and two in South Carolina. There are six apparel fabric and three home furnishings plants. The Company also operates several distribution centers and warehouses. All significant manufacturing facilities are held in fee and are substantially free of any significant liens or other encumbrances. The Company's manufacturing facilities total approximately 4.3 million square feet of floor space, with buildings generally constructed of brick, steel, concrete or concrete block. All such facilities are maintained in good condition and are suitable for their respective purposes. Even when such facilities are substantially fully utilized, the Company believes that it is in a position to respond to opportunities to produce additional higher margin fabrics through changes in product mix and through acquisition of yarn and greige goods from outside sources for further processing and finishing by the Company. The Company leases office buildings in Greensboro where its executive and administrative offices are located. All of the Company's sales offices are leased from unrelated parties.

Parras Cone, the Company's joint venture with CIPSA, owns 20 acres of land and a 575,000 square-foot building completed in 1995, which provides manufacturing space and raw materials and finished goods warehouses.

FORM 10-K                                                                Page 19

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

On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting EN BANC, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court, the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded tothe District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

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

The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Oral argument on Plaintiffs' appeal was held in the Court of Appeals on October 31, 1996. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse effect on the Company's financial condition or results of operations.

FORM 10-K                                                                Page 20

The Company is a party to various other legal claims and actions incidental to its business. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A. Executive Officers of the Registrant.


Name                                     Age                  Position with the Company

J. Patrick Danahy                         53                  Director, President, and
                                                                Chief Executive Officer

John L. Bakane                            46                  Director,
                                                                Executive Vice President
                                                                  and Chief Financial
                                                                  Officer

James S. Butner                           51                  Vice President

Neil W. Koonce                            49                  Vice President and
                                                                General Counsel

Terry L. Weatherford                      54                  Vice President and
                                                                Secretary

David E. Bray                             58                  Treasurer

Gary L. Smith                             38                  Controller

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

John L. Bakane joined the Company in 1975 and has served in various administrative and staff positions involving planning, financial management and customer service. He was named corporate Vice President in May 1986, became Chief Financial Officer in November

FORM 10-K                                                                Page 21

1988 and was elected to the Board of Directors in May 1989. On February 17, 1995, he was elected Executive Vice President of the Company. On November 8, 1996, he assumed responsibility for management of the Denim Group of the Company.

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

Terry L. Weatherford was Secretary and General Counsel of Blue Bell, Inc., a manufacturer and distributor of wearing apparel, from 1981 to 1987. From 1987 to 1993, he was self-employed as an attorney except for a thirteen-month period from June 1988 when he was employed by Manufactured Homes, Inc., a manufacturer and retailer of mobile homes, as its General Counsel. He was employed by the Company and elected Assistant Secretary in May 1993, and effective December 1993, was elected Secretary. In May 1995 he was elected Vice President and Secretary.

David E. Bray was employed in 1977 as Director of Treasury Services. He was elected Assistant Treasurer of the Company in May 1984 and Treasurer in November 1988.

Gary L. Smith was employed by the Company in 1981 and has served in various accounting, planning and financial management positions. In 1990, he was named Manager of Business Analysis. He was elected Assistant Controller in 1994 and was named Controller of the Company on December 16, 1996.


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

FORM 10-K                                                                Page 22

Item 5


                                          Quarter Ended
                     Mar.31,1996          Jun. 30,1996          Sept.29,1996          Dec.29,1996

Common stock
  prices
High                    11 3/4                 12 3/8               11 3/8                 9 1/8
Low                      9 7/8                 10 7/8                8                     7 1/4

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

The approximate number of holders of record of the Company's Common Stock as of February 28, 1997 was 484.


Item 6.           Selected Financial Data

The information appearing under the heading "Historical Financial Data" on page 38 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 thru 16 of the Registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


Item 8.           Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto, appearing on pages 18 through 37 of the Registrant's 1996 Annual Report to Shareholders, are incorporated herein by reference.

FORM 10-K                                                                Page 23

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.


                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.

Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 13, 1997, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.


Item 11.          Executive Compensation.

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 13, 1997, and is hereby incorporated by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 13, 1997, and is hereby incorporated by reference.


Item 13.          Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" and "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 13, 1997, and is hereby incorporated by reference.

FORM 10-K                                                                Page 24

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

                        Report of Independent Auditor

                        Consolidated Statements of Operations for the Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                        Consolidated Balance Sheets as of December 29, 1996 and December 31, 1995

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                        Consolidated Statements of Cash Flows for the Years Ended December 29, 1996, December 31, 1995 and January 1, 1995

                        Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 25 through 26 hereto.

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

(b)               Reports on Form 8-K

                        No report on 8-K was filed during the fourth quarter of 1996.

FORM 10-K                                                                Page 25

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





                                                   /s/ McGLADREY & PULLEN, LLP
                                                       MCGLADREY & PULLEN, LLP





Greensboro, North Carolina
February 14, 1997

FORM 10-K                                                                Page 26

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended December 29, 1996, December 31, 1995 and January 1, 1995
                             (amounts in thousands)


Column A                                          Column B         Column C             Column D     Column E
                                                                    Additions
                                                   Balance      (1)          (2)
                                                      at      Charged to   Charged to                  Balance
                                                  beginning   costs and     other                     at end
Description                                       of period   expenses    accounts     Deductions    of period
December 29, 1996
   Valuation accounts deducted
      from the assets to which
      they apply:
         Provision for doubtful
            accounts                             $3,200       $  127      $   -        $  327(a)     $3,000
   Reserve for loss on real estate disposal (c)       -        4,500          -             -         4,500
   Reserve for future losses (c)                  2,644        1,522          -         2,441         1,725
   Reserve for fixed asset writedowns (c)             -        2,638          -             -         2,638
December 31, 1995
   Valuation accounts deducted
      from the assets to which
      they apply:
         Provision for doubtful
            accounts                             $3,000       $  411     $    -        $  211(a)     $3,200
   Inventory reserves                                45            -          -            45(c)          -
   Reserve for future losses                          -        2,644          -             -         2,644
January 1, 1995
   Valuation accounts deducted
      from the assets to which
      they apply:
         Provision for doubtful
            accounts                            $3,000       $  232      $    -       $  232(a)      $3,000
   Inventory reserves                              393(b)         -           -          348(b)(c)       45
   Reserve for future losses(b)                  1,227            -           -        1,227(c)           -

(a) Represents bad debts charged off.
(b) Represents reserves for discontinued operations (Note 18).
(c) Represents reserves charged to costs and expenses.

FORM 10-K              INDEX TO EXHIBITS                                 Page 27

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

FORM 10-K              INDEX TO EXHIBITS                                 Page 28

Exhibit                                                               Sequential
  No.                Description                                       Page No.

* 2.1(g) Amendment to Receivables Purchase Agreement and Letter Agreement referred to therein dated as of June 24, 1996, between the Registrant and Delaware Funding Corporation filed as Exhibit 2.1(g) to Registrant's report on Form 10-K for the quarter ended
                     June 30, 1996.

* 2.1(h)             Amendment to Receivables Purchase
                     Agreement dated as of June 30, 1996,
                     between the Registrant and Delaware
                     Funding Corporation filed as Exhibit
                     2.1(h)to the Registrant's report on
                     Form 10-Q for the quarter ended
                     September 29, 1996.

* 2.1(i)             Amendment to Receivables Purchase
                     Agreement dated as of August 26, 1996,
                     between the Registrant and Delaware
                     Funding Corporation filed as Exhibit
                     2.1(i) to the Registrant's report on
                     Form 10-Q for the quarter ended
                     September 29, 1996.

* 2.1(j)             Amendment to Receivables Purchase
                     Agreement dated as of September 29,
                     1996, between the Registrant and
                     Delaware Funding Corporation filed
                     as Exhibit 2.1(j) to the Registrant's
                     report on Form 10-Q for the quarter
                     ended September 29, 1996.

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

FORM 10-K              INDEX TO EXHIBITS                                 Page 29

Exhibit                                                               Sequential
  No.                Description                                       Page No.

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

FORM 10-K              INDEX TO EXHIBITS                                 Page 30

Exhibit                                                               Sequential
  No.                Description                                       Page No.

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

FORM 10-K              INDEX TO EXHIBITS                                 Page 31

Exhibit                                                               Sequential
  No.                Description                                       Page No.

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

FORM 10-K              INDEX TO EXHIBITS                                 Page 32

Exhibit                                                               Sequential
  No.                Description                                        Page No.

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

  4.3(h)             Letter Agreement dated as of January
                     31, 1997, between the Registrant and
                     The Prudential Insurance Company of
                     America.

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

* 4.4(d)             Amendment No. 3 to Credit Agreement
                     dated as of June 30, 1996 to the
                     Amended and Restated Credit
                     Agreement dated as of November 18,
                     1994, among the Registrant, various
                     banks and Morgan Guaranty Trust
                     Company of New York, as Agent, filed
                     as Exhibit 4.4(d) to the Registrant's
                     report on Form 10-Q for the quarter
                     ended September 29, 1996.

* 4.4 (e)            Amendment No. 4 to Credit Agreement
                     dated as of September 29, 1996 to
                     the Amended and Restated Credit
                     Agreement dated as of November 18,
                     1994, among the Registrant, various
                     banks and Morgan Guaranty Trust
                     Company of New York, as Agent, filed
                     as Exhibit 4.4(e) to the Registrant's
                     report on Form 10-Q for the quarter
                     ended September 29, 1996.

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

* 4.7                The 401(k) Program of Cone Mills
                     Corporation, amended and restated
                     effective December 1, 1994, filed as
                     Exhibit 4.8 to the Registrant's
                     report on Form 10-K for year ended
                     January 1, 1995.

* 4.7(a)             First Amendment to the 401(k)
                     Program of Cone Mills Corporation
                     dated May 9, 1995, filed as
                     Exhibit 4.8(a) to the Registrant's
                     report on Form 10-K for year ended
                     December 31, 1995.

* 4.7(b)             Second Amendment to the 401(k)
                     Program of Cone Mills Corporation
                     dated December 5, 1995, filed as
                     Exhibit 4.8(b) to the Registrant's
                     report on Form 10-K for year ended
                     December 31, 1995.

* 4.8                Cone Mills Corporation 1983 ESOP as
                     amended and restated effective
                     December 1, 1994, filed as Exhibit 4.9
                     to the Registrant's report on Form 10-K
                     for year ended January 1, 1995.

* 4.8(a)             First Amendment to the Cone Mills
                     Corporation 1983 ESOP dated
                     May 9, 1995,  filed as Exhibit 4.9(a)
                     to the Registrant's report on Form 10-K
                     for year ended December 31, 1995.

* 4.8(b)             Second Amendment to the Cone Mills
                     Corporation 1983 ESOP dated
                     December 5, 1995,  filed as
                     Exhibit 4.9(b) to the Registrant's
                     report on Form 10-K for year ended
                     December 31, 1995.

FORM 10-K              INDEX TO EXHIBITS                                 Page 36

Exhibit                                                               Sequential
  No.                Description                                        Page No.

* 4.9                Indenture dated as of February 14,
                     1995, between Cone Mills Corporation
                     and Wachovia Bank of North Carolina,
                     N.A. as Trustee, filed as Exhibit 4.1
                     to Registrant's Registration Statement
                     on Form S-3 (File No. 33-57713).

Management contract or compensatory plan or arrangement
(Exhibits 10.1 - 10.13)

*10.1 Employees' Retirement Plan of Cone Mills Corporation as amended and restated effective December 1, 1994, filed as Exhibit 10.1 to the Registrant's report on Form 10-K for the year ended January 1, 1995.

*10.1(a)             First Amendment to the Employees' Retirement
                     Plan of Cone Mills Corporation dated May 9,1995, filed as Exhibit 10.1(a) to the Registrant's report on Form 10-K for the year ended
                     December 31, 1995.

*10.1(b) Second Amendment to the Employees' Retirement Plan of Cone Mills Corporation dated December 5, 1995, filed as Exhibit 10.1(b) to the Registrant's report on Form 10-K for the year ended December 31, 1995.

 10.1(c)             Third Amendment to the Employees' Retirement
                     Plan of Cone Mills Corporation dated August 16,
                     1996.                                                    41

*10.2 Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as
                     Exhibit 10.2 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.3 Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as Exhibit 10.3 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

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

*10.7 1992 Stock Option Plan of Registrant filed as Exhibit 10.9 to the Registrant's Report on Form 10-K for the year ended December 29, 1991.

*10.7(a) Amended and Restated 1992 Stock Plan filed as Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.8 Form of Incentive Stock Option Agreement under 1992 Stock Option Plan filed as
                     Exhibit 10.10 to the Registrant's report on Form 10-K for the year ended January 3, 1993.

 10.8(a)             Form of Nonqualified Stock Option
                     Agreement under 1992 Stock Option Plan.                  42

 10.8(b)             Form of Nonqualified Stock Option
                     Agreement under 1992 Amended and
                     Restated Stock Plan.                                     46

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

*10.11 Management Incentive Plan of the Registrant filed as Exhibit 10.11(b) to Registrant's report on Form 10-K for the year ended
                     January 3, 1993.

FORM 10-K              INDEX TO EXHIBITS                                 Page 38

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*10.12 1997 Senior Management Incentive Compensation Plan filed as Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended
                     March 31, 1996.

 10.13               1997 Senior Management Discretionary
                     Bonus Plan.                                              50

 10.14               Consulting Agreement between Dewey L.
                     Trogdon and the Registrant dated
                     December 5, 1996.                                        54

*10.15 Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-46907).

*10.16 First Amendment to Supply Agreement dated as of April 15, 1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.15 to Registrant's Registration Statement on Form S-1
                     (No. 33-46907).

 21                  Subsidiaries of the Registrant.                          58

 23.l                Consent of McGladrey & Pullen, LLP,
                     independent auditor, with respect to
                     the incorporation by reference in the
                     Registrant's Registration Statements
                     on Form S-8 (Nos. 33-31977; 33-31979;
                     33-51951; 33-51953; 33-53705 and
                     33-67800) of their reports on the
                     consolidated financial statements
                     and schedules included in this
                     Annual Report on Form 10-K.                              59

 23.2                Consent of McGladrey & Pullen, LLP,
                     independent auditor, with respect to
                     the incorporation by reference in the
                     Registrant's Registration Statements
                     on Form S-8 (Nos. 33-31979; 33-51951
                     and 33-51953) of their report on the
                     financial statements included in the
                     Form 11-K Annual Report of Cone Mills
                     Corporation Employee Equity Plan
                     (to be filed by amendment).

 27                  Financial Data Schedule                                  60

FORM 10-K              INDEX TO EXHIBITS                                 Page 39

Exhibit                                                               Sequential
  No.                Description                                       Page No.

 99.1                Form 11-K Annual Report of Cone Mills
                     Corporation Employee Equity Plan
                     (to be filed by amendment)



* Incorporated by reference to the statement or report indicated.

FORM 10-K                                                                Page 61

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CONE MILLS CORPORATION

Date: March 27, 1997                            By:  /s/ J. Patrick Danahy
                                                         J.Patrick Danahy
                                                         President and Chief
                                                         Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                         Title                   Date

/s/ Dewey L. Trogdon             Chairman of the             March 27, 1997
(Dewey L. Trogdon)               Board


/s/ J. Patrick Danahy            Director, President         March 27, 1997
(J. Patrick Danahy)              and Chief Executive
                                 Officer (Principal
                                 Executive Officer)


/s/ John L. Bakane               Director,                   March 27, 1997
(John L. Bakane)                 Executive Vice
                                 President and Chief
                                 Financial Officer
                                 (Principal Financial
                                  Officer)


/s/ Doris R. Bray                Director                    March 27, 1997
(Doris R. Bray)


/s/ Leslie W. Gaulden            Director                    March 27, 1997
(Leslie W. Gaulden)

FORM 10-K                                                                Page 62


    Signature                     Title                        Date



/s/ Jeanette C. Kimmel           Director                    March 27, 1997
(Jeanette C. Kimmel)



/s/ Charles M. Reid              Director                    March 27, 1997
(Charles M. Reid)



/s/ John W. Rosenblum            Director                    March 27, 1997
(John W. Rosenblum)



/s/ Gary L. Smith                Controller                  March 27, 1997
(Gary L. Smith)                  (Principal Accounting
                                  Officer)