Form 10-Q
period 1997-03-30
CONE MILLS CORP
filed 1997-05-13
CIK 23304

Page 1 of 165
                              Index to Exhibits-Pages 21-31

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 30, 1997

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

Number of shares of common stock outstanding as of May 1, 1997: 26,099,533 shares.

FORM 10-Q

                   CONE MILLS CORPORATION

                            INDEX

                                                          Page
                                                          Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Condensed Statements of Operations
         Thirteen weeks ended March 30, 1997 and
         March 31, 1996
         (Unaudited) . . . . . . . . . . . . . . . . . . . 3

       Consolidated Condensed Balance Sheets
         March 30, 1997 and March 31, 1996
         (Unaudited) and December 29, 1996 . . . . . . . . 4 & 5

       Consolidated Condensed Statements of
       Stockholders' Equity
         Thirteen weeks ended March 30, 1997 and
         and March 31, 1996 (Unaudited). . . . . . . . . . 6

       Consolidated Condensed Statements of
       Cash Flows
         Thirteen weeks ended March 30, 1997 and
         and March 31, 1996 (Unaudited). . . . . . . . . . 7

       Notes to Consolidated Condensed Financial
       Statements (Unaudited). . . . . . . . . . . . . . . 8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . 13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . 18
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . 20

FORM 10-Q
PART I
Item 1.

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                       (amounts in thousands, except per share data)

                                                                              Thirteen          Thirteen
                                                                             Weeks Ended       Weeks Ended
                                                                           March 30, 1997    March 31, 1996
                                                                             (Unaudited)       (Unaudited)

Net Sales                                                                    $   174,714      $    199,282

Operating Costs and Expenses:
  Cost of sales                                                                  148,059           161,236
  Selling and administrative                                                      18,304            21,116
  Depreciation                                                                     6,671             7,136
  Restructuring                                                                      655            (4,675)

                                                                                 173,689           184,813

Income from Operations                                                             1,025            14,469

Other Income (Expense):
  Interest income                                                                    188                96
  Interest expense                                                                (3,683)           (3,837)

                                                                                  (3,495)           (3,741)

Income (Loss) before Income Taxes (Benefit) and Equity
  in Earnings (Loss) of Unconsolidated Affiliate                                  (2,470)           10,728

Income Taxes (Benefit)                                                              (988)            3,755

Income (Loss) before Equity in Earnings (Loss) of
  Unconsolidated Affiliate                                                        (1,482)            6,973

Equity in Earnings (Loss) of Unconsolidated Affiliate                               (513)              212

Net Income (Loss)                                                            $    (1,995)     $      7,185

Income (Loss) Available to Common Shareholders:
  Net Income (Loss)                                                          $    (2,715)     $      6,465

Earnings (Loss) Per Share - Fully Diluted:
  Net Income (Loss)                                                               $ (.10)            $ .24

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                                   26,237            27,462

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS

                 (amounts in thousands, except share and par value data)

                                                                 March 30,       March 31,     December 29,
       ASSETS                                                      1997            1996           1996
                                                               (Unaudited)     (Unaudited)       (Note)
   Current Assets:
     Cash                                                      $     1,148     $     1,447     $     1,018

     Accounts receivable - trade, less provision for
       doubtful accounts $1,250; $3,000; $3,000                     27,862          78,747          49,073

     Subordinated note receivable                                   31,292               -               -

     Inventories:
       Greige and finished goods                                    93,131          92,823          94,635
       Work in process                                              12,060          13,143          10,793
       Raw materials                                                14,300          11,794           7,231
       Supplies and other                                           26,000          32,599          26,874

                                                                   145,491         150,359         139,533

     Other current assets                                           12,716          13,781          14,794

              Total Current Assets                                 218,509         244,334         204,418

   Investments in Unconsolidated Affiliates                         33,631          37,087          34,144

   Other Assets                                                     39,819          41,815          40,746



   Property, Plant and Equipment:
     Land                                                           17,672          18,398          17,880
     Buildings                                                      83,025          81,821          83,048
     Machinery and equipment                                       320,577         304,024         319,271
     Other                                                          34,284          30,605          34,143

                                                                   455,558         434,848         454,342

       Less accumulated depreciation                               205,869         191,243         203,664

              Property, Plant and Equipment-Net                    249,689         243,605         250,678



                                                               $   541,648     $   566,841     $   529,986

   Note: The balance sheet at December 29, 1996, has been derived from the audited financial statements at that date.

   See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                       CONE MILLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                (amounts in thousands, except share and par value data)

                                                               March 30,      March 31,      December 29,
      LIABILITIES AND STOCKHOLDERS' EQUITY                       1997           1996            1996
                                                             (Unaudited)    (Unaudited)        (Note)

  Current Liabilities:
    Notes payable                                             $   25,190     $   11,391      $    5,267
    Current maturities of long-term debt                          10,754         11,096          10,754
    Accounts payable - trade                                      33,055         33,124          27,113
    Sundry accounts payable and accrued expenses                  44,121         44,779          52,770
    Deferred income taxes                                         23,594         26,317          23,667

      Total Current Liabilities                                  136,714        126,707         119,571

  Long-Term Debt                                                 150,079        161,420         149,968

  Deferred Items:
    Deferred income taxes                                         40,598         40,849          40,066
    Other deferred items                                          10,229          9,934          10,130

                                                                  50,827         50,783          50,196





  Stockholders' Equity:
    Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                      38,395         38,395          38,395
    Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                 -              -               -
    Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 26,119,133 shares;
      1996, 27,383,933 shares and 26,301,233 shares                2,612          2,738           2,630
    Capital in excess of par                                      61,625         71,100          62,995
    Retained earnings                                            109,879        124,160         114,706
    Currency translation adjustment                               (8,483)        (8,462)         (8,475)

                Total Stockholders' Equity                       204,028        227,931         210,251



                                                              $   541,648     $  566,841     $  529,986

  Note: The balance sheet at December 29, 1996, has been derived from the audited financial statements at that date.

  See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q
Item 1.  (continued)
                              CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       THIRTEEN WEEKS ENDED MARCH 30, 1997 AND MARCH 31, 1996
                             (amounts in thousands, except share data)
                                          (Unaudited)

                                             Class A Preferred                             Capital in                Currency
                                                  Stock                 Common Stock         Excess     Retained   Translation
                                            Shares      Amount      Shares       Amount      of Par     Earnings    Adjustment

    Balance, December 29, 1996              383,948   $  38,395   26,301,233    $  2,630   $  62,995   $ 114,706     $  (8,475)
    Net loss                                      -           -            -           -           -      (1,995)            -
    Currency translation adjustment               -           -            -           -           -           -            (8)
    Class A Preferred Stock -
      Employee Stock Ownership Plan:
      Cash dividends paid                         -           -            -           -           -         (55)            -
      Dividends accrued                           -           -            -           -           -      (2,777)            -
    Common Stock:
      Purchase of common shares                   -           -     (182,100)        (18)     (1,370)          -             -

    Balance, March 30, 1997                 383,948   $  38,395   26,119,133    $  2,612   $  61,625   $ 109,879     $  (8,483)




                                             Class A Preferred                             Capital in                Currency
                                                  Stock                 Common Stock         Excess     Retained   Translation
                                            Shares      Amount      Shares       Amount      of Par     Earnings    Adjustment

    Balance, December 31, 1995              383,948   $  38,395   27,380,409    $  2,738   $  71,090   $ 119,825     $  (9,923)
    Net income                                    -           -            -           -           -       7,185             -
    Currency translation adjustment -
      Sale of stock of affiliate                  -           -            -           -           -           -         1,461
    Class A Preferred Stock -
      Employee Stock Ownership Plan:
      Cash dividends paid                         -           -            -           -           -      (2,850)            -
    Common Stock:
      Options exercised                           -           -        6,000           -          36           -             -
      Purchase of common shares                   -           -       (2,476)          -         (26)          -             -

    Balance, March 31, 1996                 383,948   $  38,395   27,383,933    $  2,738   $  71,100   $ 124,160     $  (8,462)


    See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                           CONE MILLS CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (amounts in thousands)

                                                                        Thirteen         Thirteen
                                                                       Weeks Ended      Weeks Ended
                                                                      March 30, 1997   March 31, 1996
                                                                       (Unaudited)      (Unaudited)

Cash Flows Used In Operating Activities                                $    (8,044)     $   (16,647)

Cash Flows from Investing Activities:
   Proceeds from divestiture (a)                                                 -           40,053
   Capital expenditures                                                     (6,556)          (5,341)
   Other                                                                      (275)           1,486

     Net cash (used in) provided by investing activities                    (6,831)          36,198

Cash Flows from Financing Activities:
   Net payments - short-term loans                                          19,923            2,516
   Decrease in checks issued in excess of deposits                          (3,475)         (17,502)
   Other                                                                    (1,443)          (3,454)

     Net cash provided by (used in) financing activities                    15,005          (18,440)

     Net increase in cash                                                      130            1,111

Cash at Beginning of Period                                                  1,018              336

Cash at End of Period                                                  $     1,148      $     1,447


(a)Divestiture:
   Inventories                                                                          $    14,926
   Property, plant and equipment                                                             21,516
   Other                                                                                     (1,064)
   Gain on sale                                                                               4,675

     Proceeds from sale                                                                 $    40,053


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                               $     7,045      $     7,495

   Income taxes, net of refunds                                        $    (3,714)     $       103

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from sale of division                           $     2,703      $     4,449

   Liability incurred for dividend payable                             $     2,777      $         -


See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

           CONE MILLS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                       MARCH 30, 1997



Note 1.  Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") consolidated condensed financial statements for March 30, 1997 and March 31, 1996 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at March 30, 1997, March 31, 1996, and December 29, 1996, and the related consolidated condensed statements of operations, stockholders' equity and cash flows for the thirteen weeks ended March 30, 1997 and March 31, 1996. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
     1996.

     Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to value inventories of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to value all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at March 30, 1997 and March 31, 1996 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

     On March 25, 1997, the Company entered into a one year agreement with the subsidiary of a major financial institution ("the purchaser") and Cone Receivables, LLC,

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


     a wholly owned subsidiary of Cone Mills Corporation, which allows the sale of up to $40 million undivided interest in eligible accounts receivable by Cone Receivables, LLC. Cone Receivables, LLC, a qualifying special-purpose entity, meets the requirements for accounts receivable securitization in accordance with SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", and therefore is not a consolidated entity of Cone Mills. Cone Mills accounts for the sale of receivables to Cone Receivables, LLC, as a true sale in accordance with SFAS 125.

     At March 30, 1997, the Company had sold gross accounts receivable of $67 million, net of a $2 million provision for doubtful accounts receivable, to Cone Receivables, LLC. The Company received $34 million in cash and a note receivable of $31 million.

     The Company acts as an agent for Cone Receivables, LLC, and the purchaser by performing record keeping and collection functions of receivables sold. The discount on receivables sold to Cone Receivables, LLC, is computed based upon a variable rate and the term of the receivables sold. The discount on the sale of receivables is included in cost of sales.

     The provision for doubtful accounts receivable was reduced by $2 million to reflect the sale of receivables and their related provision to Cone Receivables, LLC. The remaining provision for doubtful accounts is deemed to be sufficient for receivables which are not securitized.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 3.  Long-Term Debt

                                           March 30, 1997
                                             Current
                                   Total    Maturity   Long-Term
                                      (amounts in thousands)

8% Senior Note                   $ 64,286    $10,714   $ 53,572
8-1/8% Debentures                  96,465          -     96,465
Other                                  82         40         42

Total                            $160,833    $10,754   $150,079

                                           March 31, 1996
                                             Current
                                   Total    Maturity   Long-Term
                                      (amounts in thousands)

8% Senior Note                   $ 75,000    $10,714   $ 64,286
8-1/8% Debentures                  96,021          -     96,021
Capital Lease Obligation            1,374        344      1,030
Other                                 121         38         83

Total                            $172,516    $11,096   $161,420

Note 4.   Class A Preferred Stock

     The dividend for Class A Preferred Stock payable March
     31, 1997, has been included in accrued expenses at March
     30, 1997. The 1998 dividend rate for Class A Preferred
     Stock is 7.85%, payable March 31, 1998.

FORM 10-Q
Item 1.   (continued)

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5.  Earnings (Loss) Per Share

                                  Thirteen           Thirteen
                                 Weeks Ended        Weeks Ended
                                 March 30, 1997    March 31, 1996
                                         Fully                Fully
                              Primary   Diluted   Primary    Diluted
                                    (amounts in thousands,
                                    except per share data)
Income (loss) from
 continuing operations       $(1,995)  $(1,995)  $  7,185   $ 7,185
 Less:  Class A Preferred
        dividends             (  720)   (  720)     ( 720)    ( 720)

Adjusted net income (loss)   $(2,715)  $(2,715)  $  6,465   $ 6,465

Weighted average common
 shares outstanding           26,237    26,237     27,381    27,381
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                       -         -         75        81

Weighted average common
 shares and common share
 equivalents outstanding      26,237    26,237     27,456    27,462

Earnings (loss) per common
 share and common share
 equivalent                   $( .10)   $( .10)    $  .24    $  .24

Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding. Common share equivalents have been excluded when they would be antidilutive.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.  Sale of Division

     In January 1996, the Company completed the sale of its polyurethane products division. The Company sold all inventory and substantially all of the property, plant, and equipment of this division. Proceeds of $40.1 million had been received at March 31, 1996. Gain of $4.7 million from disposal of this division was recognized in the first quarter 1996 financial statements as a restructuring item.


Note 7.  Restructuring Activities

     Restructuring costs of $0.7 million, incurred in the first quarter of 1997, related to the consolidation of operations from Cone's Granite Finishing Plant to its Carlisle facility. Additional restructuring costs will be incurred during 1997 as the consolidation of facilities continues and the Granite plant is eventually closed.

FORM 10-Q

Item 2.

                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OPERATING RESULTS

First Quarter Ended March 30, 1997 Compared with First Quarter
Ended March 31, 1996.

While U.S. consumer spending in apparel and home furnishings increased in the first quarter of 1997, Cone Mills continued to experience value-added denim inventory adjustments in certain customer segments and weak fashion demand for decorative prints.

Sales for the first quarter of 1997 were $174.7 million, down 12.3%, as compared with sales of $199.3 million for the first quarter of 1996. After eliminating the sales of business units included in the Company's restructuring plan, sales were off approximately 8%. Lower sales in denim products and decorative prints more than offset increased specialty sportswear sales. International sales, primarily denims, were $44.5 million, or 25% of total sales, as compared with $52.6 million, or 26% of sales, for the first quarter of 1996.

Cone Mills had a net loss for the first quarter of 1997 of $2.0 million, or $.10 per share after preferred dividends, which included a pre-tax charge of $0.7 million associated with the consolidation of the Granite operations into Carlisle. For comparison, first quarter 1996 net income was $7.2 million, or $.24 per share, including a pre-tax gain of $4.7 million related to the sale of the Olympic Products Division.

Gross profit for the first quarter of 1997 (net sales less cost of sales and depreciation) was 11.4% of sales, as compared with 15.5% for the previous year. The decrease was primarily the result of mix changes to more basic denim products with lower margins, cost inefficiencies associated with operating plants at less than capacity and pricing pressures associated with temporary supply and demand imbalances arising from excess inventories.

FORM 10-Q

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                  First Quarter
                             1997                1996
                          (Dollar amounts in millions)
NET SALES
  Apparel(1)           $ 148.4   84.9%     $ 165.7   83.2%
  Home Furnishings(2)     26.3   15.1         33.6   16.8
     Total             $ 174.7  100.0%     $ 199.3  100.0%

OPERATING INCOME (LOSS)(3)
  Apparel              $   6.1    4.1%     $  13.0    7.8%
  Home Furnishings        (3.5) (13.4)        (1.9)  (5.7)
  Restructuring            (.7)   -            4.7    -

(1) Apparel includes synthetic fabrics net sales of $2.7 million and $6.0 million in 1997 and 1996, respectively.
(2) Home furnishings includes Greeff's and real estate's net sales of $1.4 million in 1997, and Olympic's, Greeff's and real estate's net sales of $7.8 million in 1996.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

  Apparel Fabrics. Apparel fabric segment sales for the first quarter of 1997 were $148.4 million, down 10.5% from the first quarter of 1996. Excluding sales of the synthetic fabrics business, which was sold in January of 1997, apparel fabric segment sales were down approximately 9%. Lower denim sales because of lower volume and prices accounted for the decrease. Average denim prices were down in the first quarter of 1997 as a result of a mix shift to more basic denims and price pressure from temporary industry supply and demand imbalances arising from excess inventories. While unit sales of denim products continue to be strong at retail, excessive inventory build-up in certain segments are resulting in weak near-term sales of denim fabrics. Sales of specialty sportswear were up as compared with 1996.

  For the first quarter of 1997, the apparel segment had operating income of $6.1 million, or 4.1% of sales, as compared with income of $13.0 million, or 7.8% of sales, in

FORM 10-Q
  the first quarter of 1996. All apparel manufacturing facilities operated at less than capacity as the Company attempted to control inventory levels.

  Home Furnishings. For the first quarter of 1997, home furnishings segment sales were $24.9 million, excluding Olympic, Greeff and real estate, as compared with $25.8 million in the first quarter of 1996. Lower sales in Cone Finishing and Cone Decorative Fabrics, partially offset by increased sales of Cone Jacquards, accounted for the decrease. The home furnishings segment had an operating loss of $3.5 million compared with a loss of $1.9 million for the first quarter of 1996. Home furnishings results were negatively impacted by the finishing division operating at less than capacity.

Total Company selling and administrative expenses declined from $21.1 million for the first quarter of 1996 to $18.3 million in the first quarter of 1997, the result of the sale of the Olympic, Greeff and synthetic fabric operations as well as a cost reduction program to reduce selling and administrative expenses. Selling and administrative expenses were 10.5% of sales in the first quarter of 1997 as compared with 10.6% in the first quarter of 1996.

Interest expense for the first quarter of 1997 was $3.7 million, down 4% from the first quarter of 1996.

Equity in loss of Parras Cone, the joint venture plant in Mexico, was $0.5 million. The loss was primarily the result of operating at levels less than capacity.

Even though the Company has seen some improvement in both denim and specialty sportswear markets, second quarter results will continue to be impacted by curtailed manufacturing operating schedules and weak denim and home furnishings sales. However, Cone continues to implement a five-point profitability improvement program which includes focusing on core businesses, aggressive marketing, cost reduction, the reconfiguration of manufacturing operations and capital conservation.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of $64.3 million outstanding under a Note Agreement with The
Prudential Insurance Company of America (the "Term Loan"), its

FORM 10-Q

8 1/8% Debentures issued on March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and the $40 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. The Receivables Purchase Agreement is a one year agreement entered into on March 25, 1997 with Delaware Funding Corporation and Cone Receivables, LLC, a wholly owned subsidiary of Cone Mills Corporation. On March 30, 1997, the Company had funds available of $86 million under its Revolving Credit Facility and Receivables Purchase Agreement.

During the first quarter of 1997, the Company generated cash from operating activities before changes in working capital of $6.1 million as compared with $11.9 million in the first quarter of 1996. Working capital uses in the first quarter of 1997 were $14.1 million. Other uses of cash in the first quarter of 1997 included $6.6 million for capital expenditures and $1.4 million for the repurchase of 0.2 million shares of common stock.

Subsequent to the end of the first quarter of 1997, the Company completed the sale of substantially all of the assets of its real estate operation, including Cornwallis Development
Co., for approximately $20 million. Proceeds of the sale will be used to repay short-term borrowings and for general corporate purposes.

The Company believes that the proceeds from the sale of its real estate business, together with Cone's internally generated operating funds and funds available under its credit facilities, will be sufficient to meet its working capital, capital spending, potential stock repurchases, and financing needs for the foreseeable future. The Company's Revolving Credit Facility matures in 1997. Based upon discussions with financial institutions, management believes the Company can enter into successor facilities that will provide adequate liquidity with terms and conditions acceptable to the Company.

FORM 10-Q

On March 30, 1997, the Company's long-term capital structure consisted of $150.1 million of long-term debt and $204.0 million of stockholders' equity. For comparison, on March 31, 1996, the Company had $161.4 million of long-term debt and $227.9 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 44% on March 30, 1997 and 43% on March 31, 1996.

Accounts and note receivables on March 30, 1997, were $59.2 million, down from $78.7 million at March 31, 1996. At March 30, 1997, the Company had sold gross accounts receivable of $67 million, net of a $2 million provision for doubtful accounts receivable, to Cone Receivables, LLC. The Company received $34 million in cash and a note receivable of $31 million. At March 31, 1996, the Company had sold $25 million of accounts receivable. The decrease in accounts and note receivable was primarily due to lower sales levels, the collection of receivables from business units sold and the additional net amounts outstanding under the Receivables Purchase Agreement. The Company adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during the first quarter of 1997. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 49 days of sales outstanding at both March 30, 1997 and March 31, 1996.

Inventories on March 30, 1997, were $145.5 million, down $4.9 million or 3.2% from March 31, 1996 levels.

Capital spending in 1997 is budgeted at $44 million. Projects include new weaving machines that replace 1970s vintage weaving machines, link ring spinning, and additional looms for the jacquard facility. Capital spending in the first quarter of 1997 was $6.6 million.

The Company has an agreement with CIPSA to purchase up to an additional 33% of the existing outstanding common stock of Parras Cone for an amount of $20 million if CIPSA does not meet certain financial obligations.

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to cause a material change in the Company's competitive position,

FORM 10-Q
operating results or planned capital expenditures. The Company has an active environmental committee which fosters protection of the environment and compliance with laws.

The Company is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition of the Company.

"Safe Harbor" Statement under Section 27A of the Securities
Act of 1993, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.

  Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S.
  and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives,
  (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, and (iv) the Company's relationships with Levi Strauss as its major customer. For a further description of these risks see the Company's 1996 Form 10-K, "Item 1. Business -
  Competition, -Raw Materials and -Customers" and
  "Management's Discussion and Analysis of Results of
  Operations and Financial Condition -- Overview" of the
  Company's 1996 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

                           PART II

Item 3.  Legal Proceedings

In November 1988, William J. Elmore and Wayne Comer (the
"Plaintiffs") former employees of the Company, instituted a class action suit against the Company and certain other defendants in which the Plaintiffs asserted a variety of

FORM 10-Q


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

The District Court held a hearing on July 24, 1995 to decide on the merits Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Oral argument on Plaintiffs' appeal was held in the Court of Appeals on October 31, 1996. Due to

FORM 10-Q
the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse effect on the Company's financial condition or results of operations.


Item 6.  Exhibits and Reports for Form 8-K

  None.

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

* 2.1(j)   Amendment to Receivables Purchase
           Agreement dated as of September 29,
           1996, between the Registrant and
           Delaware Funding Corporation filed
           as Exhibit 2.1(j) to the Registrant's
           report on Form 10-Q for the quarter
           end September 29, 1996.

  2.1(k)   Omnibus Termination and Release dated
           as of March 26, 1997, between the
           Registrant and Delaware Funding
           Corporation terminating the
           Receivables Purchase Agreement.                33

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                              Sequential
  No.      Description                               Page No.


  2.1(l)   Purchase Agreement between Registrant
           and Cone Receivables LLC dated as of
           March 25, 1997.                                36

  2.1(m)   Receivables Purchase Agreement dated
           as of March 25, 1997, among Cone
           Receivables LLC, as Seller, the
           Registrant, as Servicer, and
           Delaware Funding Corporation, as
           buyer.                                         76

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

* 4.3(h)   Letter Agreement dated as of January
           31, 1997, between the Registrant and
           The Prudential Insurance Company of
           America filed as Exhibit 4.3(h) to
           the Registrant's report on Form 10-K
           for the year ended December 29, 1996.

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

* 4.4(e)   Amendment No. 4 to Credit Agreement
           dated as of September 29, 1996 to
           the Amended and Restated Credit
           Agreement dated as of November 18,
           1994, among the Registrant, various
           banks and Morgan Guaranty Trust
           Company of New York, as Agent, filed
           as Exhibit 4.4(e) to the Registrant's
           report on Form 10-Q for the quarter
           ended September 29, 1996.

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                              Sequential
  No.      Description                               Page No.

  4.4(f)   Amendment No. 5 to Credit Agreement
           dated as of March 30, 1997, to the
           Amended and Restated Credit Agreement
           dated as of November 18, 1994, among
           the Registrant, various banks and
           Morgan Guaranty Trust Company of
           New York, as Agent.                           163

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

 27        Financial Data Schedule                       165




* Incorporated by reference to the statement or report indicated.

FORM 10-Q





                         SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              CONE MILLS CORPORATION
                              (Registrant)





Date   May 13, 1997           /s/ Anthony L. Furr
                              Anthony L. Furr
                              Vice President and
                              Chief Financial Officer