Form 10-Q
period 1997-06-29
CONE MILLS CORP
filed 1997-08-11
CIK 23304

Page 1 of 36
                              Index to Exhibits-Pages 24-32

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                          FORM 10-Q

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 29, 1997

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

Number of shares of common stock outstanding as of July 31, 1997: 26,107,133 shares.

FORM 10-Q

                   CONE MILLS CORPORATION

                            INDEX

                                                           Page
                                                           Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Condensed Statements of Operations
         Thirteen and twenty-six weeks ended
         June 29, 1997 and June 30, 1996
         (Unaudited) . . . . . . . . . . . . . . . . . . . .3

       Consolidated Condensed Balance Sheets
         June 29, 1997 and June 30, 1996
         (Unaudited) and December 29, 1996 . . . . . . . . .4 & 5

       Consolidated Condensed Statements of
       Stockholders' Equity
         Twenty-six weeks ended June 29, 1997
         and June 30, 1996 (Unaudited) . . . . . . . . . . .6

       Consolidated Condensed Statements of
       Cash Flows
         Twenty-six weeks ended June 29, 1997
         and June 30, 1996 (Unaudited) . . . . . . . . . . .7

       Notes to Consolidated Condensed Financial
       Statements (Unaudited). . . . . . . . . . . . . . . .8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations . . .13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . .21
Item 4.  Submission of Matters to a Vote of
           Security Holders. . . . . . . . . . . . . . . . .22
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . .23

FORM 10-Q
PART I
Item 1.

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                      (amounts in thousands, except per share data)

                                                           Thirteen        Thirteen       Twenty-Six      Twenty-Six
                                                          Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                         June 29, 1997   June 30, 1996   June 29, 1997   June 30, 1996
                                                          (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                                  $  185,792      $  208,119      $  360,506      $  407,401

Operating Costs and Expenses:
  Cost of sales                                               156,286         168,810         304,345         330,046
  Selling and administrative                                   20,778          22,391          39,082          43,507
  Depreciation                                                  6,633           7,009          13,304          14,145
  Restructuring                                                 1,154              (9)          1,809          (4,684)

                                                              184,851         198,201         358,540         383,014

Income from Operations                                            941           9,918           1,966          24,387

Other Income (Expense):
  Interest income                                                 631              77             819             173
  Interest expense                                             (3,724)         (4,115)         (7,407)         (7,952)

                                                               (3,093)         (4,038)         (6,588)         (7,779)

Income (Loss) before Income Taxes (Benefit) and Equity
  in Earnings (Losses) of Unconsolidated Affiliate             (2,152)          5,880          (4,622)         16,608

Income Taxes (Benefit)                                           (684)          1,764          (1,672)          5,519

Income (Loss) before Equity in Earnings (Losses)
  of Unconsolidated Affiliate                                  (1,468)          4,116          (2,950)         11,089

Equity in Earnings (Losses) of Unconsolidated Affiliate           397            (414)           (116)           (202)

Net Income (Loss)                                          $   (1,071)     $    3,702      $   (3,066)     $   10,887


Income (Loss) Available to Common Shareholders:
  Net Income (Loss)                                        $   (1,826)     $    2,982      $   (4,541)     $    9,447

Earnings (Loss) Per Share - Fully Diluted:
  Net Income (Loss)                                            $ (.07)         $  .11           $ (.17)         $ .34

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                26,102          27,446          26,170          27,451

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                            CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED BALANCE SHEETS

                     (amounts in thousands, except share and par value data)

                                                               June 29,      June 30,      December 29,
       ASSETS                                                    1997          1996           1996
                                                             (Unaudited)   (Unaudited)       (Note)
   Current Assets:
     Cash                                                      $  4,999      $  5,250      $    1,018

     Accounts receivable - trade, less provision for
       doubtful accounts $1,500; $3,000; $3,000                  21,186        76,322          49,073

     Subordinated note receivable                                39,491             -               -

     Inventories:
       Greige and finished goods                                 87,551        95,528          94,635
       Work in process                                           12,405        11,848          10,793
       Raw materials                                             16,972        12,126           7,231
       Supplies and other                                        13,042        32,003          26,874

                                                                129,970       151,505         139,533

     Other current assets                                        10,425        16,434          14,794

              Total Current Assets                              206,071       249,511         204,418

   Investments in Unconsolidated Affiliates                      34,028        36,656          34,144

   Other Assets                                                  38,982        41,721          40,746



   Property, Plant and Equipment:
     Land                                                        11,883        18,398          17,880
     Buildings                                                   82,679        81,821          83,048
     Machinery and equipment                                    315,305       307,497         319,271
     Other                                                       34,254        31,004          34,143

                                                                444,121       438,720         454,342

       Less accumulated depreciation                            204,488       195,315         203,664

              Property, Plant and Equipment-Net                 239,633       243,405         250,678



                                                              $ 518,714     $ 571,293     $   529,986

   Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                              CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED BALANCE SHEETS

                       (amounts in thousands, except share and par value data)

                                                                June 29,      June 30,      December 29,
      LIABILITIES AND STOCKHOLDERS' EQUITY                        1997          1996           1996
                                                              (Unaudited)   (Unaudited)       (Note)

Current Liabilities:
   Notes payable                                               $       -     $  10,143     $     5,267
   Current maturities of long-term debt                           10,714        11,105          10,754
   Accounts payable - trade                                       32,292        34,802          27,113
   Sundry accounts payable and accrued expenses                   49,519        44,444          52,770
   Deferred income taxes                                          24,421        27,235          23,667

      Total Current Liabilities                                  116,946       127,729         119,571

Long-Term Debt                                                   150,148       161,439         149,968

Deferred Items:
   Deferred income taxes                                          38,300        40,041          40,066
   Other deferred items                                           10,519         9,967          10,130

                                                                  48,819        50,008          50,196



Stockholders' Equity:
   Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                      38,395        38,395          38,395
   Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                 -             -               -
   Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 26,099,533 shares;
      1996, 27,439,733 shares and 26,301,233 shares                2,610         2,744           2,630
   Capital in excess of par                                       61,483        71,579          62,995
   Retained earnings                                             108,811       127,861         114,706
   Currency translation adjustment                                (8,498)       (8,462)         (8,475)

                Total Stockholders' Equity                       202,801       232,117         210,251






                                                               $ 518,714     $ 571,293     $   529,986

Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                 TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                        (amounts in thousands, except share data)
                                       (Unaudited)

                                                Class A Preferred
                                                      Stock                    Common Stock
                                              Shares        Amount        Shares        Amount

Balance, December 29, 1996                     383,948     $  38,395    26,301,233     $    2,630
Net loss                                             -             -             -              -
Currency translation adjustment                      -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Purchase of common shares                          -             -      (201,700)           (20)

Balance, June 29, 1997                         383,948     $  38,395    26,099,533     $    2,610



                                                Class A Preferred
                                                      Stock                    Common Stock
                                              Shares        Amount        Shares        Amount

Balance, December 31, 1995                     383,948     $  38,395    27,380,409     $    2,738
Net income                                           -             -             -              -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -             -             -              -
Common Stock:
  Options exercised                                  -             -        61,800              6
  Purchase of common shares                          -             -        (2,476)             -

Balance, June 30, 1996                         383,948     $  38,395    27,439,733     $    2,744

See Notes to Consolidated Financial Statements.

FORM 10-Q

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                  TWENTY-SIX WEEKS ENDED JUNE 29, 1997 AND JUNE 30, 1996
                         (amounts in thousands, except share data)
                                       (Unaudited)

                                             Capital in                   Currency
                                              Excess       Retained      Translation
                                              of Par       Earnings      Adjustment

Balance, December 29, 1996                  $   62,995     $ 114,706     $  (8,475)
Net loss                                             -        (3,066)            -
Currency translation adjustment                      -             -           (23)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,829)            -
Common Stock:
  Purchase of common shares                     (1,512)            -             -

Balance, June 29, 1997                      $   61,483     $ 108,811     $  (8,498)



                                             Capital in                   Currency
                                              Excess       Retained      Translation
                                              of Par       Earnings      Adjustment

Balance, December 31, 1995                  $   71,090     $ 119,825     $  (9,923)
Net income                                           -        10,887             -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -         1,461
Class A Preferred Stock -
  Employee Stock Ownership Plan:
  Cash dividends paid                                -        (2,851)            -
Common Stock:
  Options exercised                                515             -             -
  Purchase of common shares                        (26)            -             -

Balance, June 30, 1996                      $   71,579     $ 127,861     $  (8,462)

See Notes to Consolidated Financial Statements.
                                          Page 6a

FORM 10-Q

                             CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                      (amounts in thousands)

                                                                       Twenty-Six       Twenty-Six
                                                                       Weeks Ended      Weeks Ended
                                                                      June 29, 1997    June 30, 1996
                                                                       (Unaudited)      (Unaudited)

Cash Flows Provided By (Used In) Operating Activities                  $     2,316      $    (2,442)

Cash Flows from Investing Activities:
   Proceeds from divestitures (a)                                           19,529           40,053
   Capital expenditures                                                    (10,739)         (12,072)
   Other                                                                     2,064            2,561

     Net cash provided by investing activities                              10,854           30,542

Cash Flows from Financing Activities:
   Net (payments) borrowings - short-term loans                             (5,267)           1,268
   Increase (decrease) in checks issued in excess of deposits                  522          (21,402)
   Other                                                                    (4,444)          (3,052)

     Net cash used in financing activities                                  (9,189)         (23,186)

     Net increase in cash                                                    3,981            4,914

Cash at Beginning of Period                                                  1,018              336

Cash at End of Period                                                  $     4,999      $     5,250


(a)Divestitures:
   Inventories                                                         $    12,034      $    14,926
   Property, plant and equipment                                             6,262           21,516
   Other                                                                     1,199           (1,073)
   Gain on sale                                                                 34            4,684

     Proceeds from sale                                                $    19,529      $    40,053


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                               $     7,489      $     8,043

   Income taxes, net of refunds                                        $    (3,409)     $     4,872

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from divestitures                               $     2,298      $     4,449



See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

           CONE MILLS CORPORATION AND SUBSIDIARIES
    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        JUNE 29, 1997



Note 1.  Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") consolidated condensed financial statements for June 29, 1997 and June 30, 1996 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at June 29, 1997, June 30, 1996, and December 29, 1996, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended June 29, 1997 and June 30, 1996, and stockholders' equity and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
     1996.

     Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to value inventories of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to value all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at June 29, 1997 and June 30, 1996 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

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

     At June 29, 1997, the Company had sold accounts receivable of $77 million, less a $2 million provision for doubtful accounts receivable, to Cone Receivables, LLC. The Company currently has a subordinated note receivable from Cone Receivables, LLC of $39 million.

Note 3.  Long-Term Debt

                                            June 29, 1997
                                              Current
                                    Total    Maturity   Long-Term
                                       (amounts in thousands)

8% Senior Note                    $ 64,286   $ 10,714   $ 53,572
8-1/8% Debentures                   96,576          -     96,576

Total                             $160,862   $ 10,714   $150,148

                                            June 30, 1996
                                              Current
                                    Total    Maturity   Long-Term
                                       (amounts in thousands)

8% Senior Note                    $ 75,000   $ 10,714   $ 64,286
8-1/8% Debentures                   96,132          -     96,132
Capital Lease Obligation             1,291        353        938
Other                                  121         38         83

Total                             $172,544   $ 11,105   $161,439

Note 4.   Class A Preferred Stock

     The 1998 dividend rate for Class A Preferred Stock is
     7.85%, payable March 31, 1998.
                           Page 9

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5.  Earnings (Loss) Per Share

                                   Thirteen           Thirteen
                                  Weeks Ended        Weeks Ended
                                 June 29, 1997       June 30, 1996
                                          Fully                Fully
                               Primary   Diluted   Primary    Diluted
                                     (amounts in thousands,
                                     except per share data)

Net income (loss)            $ (1,071)  $(1,071)  $  3,702   $ 3,702
Less:  Class A Preferred
       dividends               (  755)   (  755)     ( 720)    ( 720)

Adjusted net income (loss)   $ (1,826)  $(1,826)  $  2,982   $ 2,982

Weighted average common
 shares outstanding            26,102    26,102     27,407    27,407
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                        -         -         39        39

Weighted average common
 shares and common share
 equivalents outstanding       26,102    26,102     27,446    27,446

Earnings (loss) per common
 share and common share
 equivalent                    $( .07)   $( .07)    $  .11    $  .11

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 5. Earnings (Loss) Per Share (continued)

                                 Twenty-Six          Twenty-Six
                                 Weeks Ended         Weeks Ended
                                June 29,1997        June 30, 1996
                                          Fully                Fully
                               Primary   Diluted   Primary    Diluted
                                     (amounts in thousands,
                                     except per share data)

Net income (loss)            $ (3,066)  $(3,066)  $10,887    $10,887
Less:  Class A Preferred
       dividends               (1,475)   (1,475)    (1,440)   (1,440)

Adjusted net income (loss)   $ (4,541)  $(4,541)  $  9,447   $ 9,447

Weighted average common
 shares outstanding            26,170    26,170     27,394    27,394
Common share equivalents
 from assumed exercise
 of outstanding options,
 less shares assumed
 repurchased                        -         -         57        57

Weighted average common
 shares and common share
 equivalents outstanding       26,170    26,170     27,451    27,451

Earnings (loss) per common
 share and common share
 equivalent                    $( .17)   $( .17)    $  .34    $  .34

Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding. Common share equivalents have been excluded when they would be antidilutive.

FORM 10-Q

    NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.  Divestitures

     In January 1996, the Company completed the sale of its polyurethane products division. The Company sold all inventory and substantially all of the property, plant, and equipment of this division. Proceeds of $40.1 million had been received at June 30, 1996. Gain of $4.7 million from disposal of this division was recognized in the first quarter 1996 financial statements as a restructuring item.

     In May 1997, the Company completed the sale of substantially all the assets of its real estate operations, including those of its subsidiary Cornwallis Development Co. Proceeds of $19.5 million were received in the second quarter of 1997. A reserve was established in the Company's fourth quarter 1996 financial statements to adjust the carrying value of these assets to estimated net realizable value. The gain recognized upon the disposition of these assets in the second quarter of 1997 was insignificant.

Note 7.  Restructuring Activities

     Restructuring costs of $1.8 million were incurred in the first six months of 1997 related to the consolidation of operations from Cone's Granite Finishing Plant to its Carlisle facility. Additional restructuring costs will be incurred during 1997 as the consolidation of facilities continues and the Granite plant is eventually closed.

FORM 10-Q

Item 2.

                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

OPERATING RESULTS

Second Quarter Ended June 29, 1997 Compared with Second
Quarter Ended June 30, 1996.

While U.S. consumer spending in apparel and home furnishings has increased in 1997, Cone Mills continued to experience value-added denim inventory adjustments in certain customer segments and weak fashion demand for decorative prints.

Sales for the second quarter of 1997 were $185.8 million, down 10.7%, as compared with sales of $208.1 million for the second quarter of 1996. After eliminating the sales of business units included in the Company's restructuring plan, sales decreased approximately 8%. Lower sales in denim products accounted for the decrease. International sales, primarily denims, were $43.0 million, or 23% of total sales, as compared with $53.2 million, or 26% of sales, for the second quarter of 1996.

Cone Mills had a net loss for the second quarter of 1997 of $1.1 million, or $.07 per share after preferred dividends, which included a pre-tax charge of $1.2 million associated with the consolidation of Granite Finishing into Carlisle Finishing operations. For comparison, second quarter 1996 net income was $3.7 million, or $.11 per share.

Gross profit for the second quarter of 1997 (net sales less cost of sales and depreciation) was 12.3% of sales, as compared with 15.5% for the previous year. The decrease was primarily the result of mix changes to more basic denim products with lower margins, cost inefficiencies associated with operating plants at less than capacity and pricing pressures associated with temporary supply and demand imbalances arising from excess inventories.

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

FORM 10-Q



                                  Second Quarter
                             1997                 1996
                          (Dollar amounts in millions)
NET SALES
   Apparel(1)          $ 159.1    85.6%     $ 180.8   86.9%
   Home Furnishings(2)    26.7    14.4         27.3   13.1
     Total             $ 185.8   100.0%     $ 208.1  100.0%

OPERATING INCOME (LOSS)(3)
   Apparel             $   6.2     3.9%     $  13.0    7.2%
   Home Furnishings       (3.2)  (12.1)        (2.2)  (8.0)
   Restructuring          (1.2)    -            -      -

(1) Apparel includes synthetic fabrics net sales of $3.6 million in 1996.
(2) Home furnishings includes real estate's net sales of $0.8 million in 1997, and Olympic's, Greeff's and real estate's net sales of $3.2 million in 1996.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

   Apparel Fabrics. Apparel fabric segment sales for the second quarter of 1997 were $159.1 million, down 12.0% from the second quarter of 1996. Excluding sales of the synthetic fabrics business, which was sold in January of 1997, apparel fabric segment sales were down approximately 10%. Lower denim sales because of lower volume and prices accounted for the decrease. Average denim prices were down in the second quarter of 1997 as a result of a mix shift to more basic denims and price pressure from temporary industry supply and demand imbalances arising from excess inventories. While unit sales of denim products continue to be strong at retail, excessive inventory build-up in certain segments are resulting in weak near-term sales of denim fabrics. Sales of specialty sportswear were up as compared with 1996.

   For the second quarter of 1997, the apparel segment had operating income of $6.2 million, or 3.9% of sales, as compared with income of $13.0 million, or 7.2% of sales, in the second quarter of 1996. All apparel manufacturing facilities operated at less than capacity as the Company attempted to control inventory levels.

FORM 10-Q

   Home Furnishings. For the second quarter of 1997, home furnishings segment sales were $25.9 million as compared with $24.1 million in the second quarter of 1996, excluding Olympic, Greeff and real estate. Higher sales of Cone Jacquards accounted for the increase. The home furnishings segment had an operating loss of $3.2 million compared with a loss of $2.2 million for the second quarter of 1996. Home furnishings results were negatively impacted by the finishing division operating at less than capacity.

Total Company selling and administrative expenses declined from $22.4 million for the second quarter of 1996 to $20.8 million in the second quarter of 1997, the result of the sale of the real estate, Greeff and synthetic fabric operations as well as a cost reduction program to reduce selling and administrative expenses. Selling and administrative expenses were 11.2% of sales in the second quarter of 1997 as compared with 10.8% in the second quarter of 1996. The percentage increase is primarily the result of the lower sales level in 1997.

Interest expense for the second quarter of 1997 was $3.7 million, down 10% from the second quarter of 1996, primarily the result of lower borrowings.

Equity in the income of Parras Cone, the joint venture plant in Mexico, was $0.4 million, as compared with a loss of $0.4 million in the second quarter of 1996. The increase in income was primarily the result of 1997 improved operating levels and efficiencies.

Even though the Company has seen some improvement in both denim and specialty sportswear markets, third quarter results will continue to be impacted by curtailed manufacturing operating schedules, consolidation of finishing facilities, lower denim sales and weak home furnishing print markets. However, Cone continues to implement its five-point profitability improvement program which includes focusing on core businesses, aggressive marketing, cost reduction, the reconfiguration of manufacturing operations and capital conservation.

Six Months Ended June 29, 1997 Compared with Six Months Ended
June 30, 1996.

For the first six months of 1997, Cone Mills experienced value-added denim inventory adjustments with certain customers

FORM 10-Q
and weak fashion demand for decorative prints. For the first six months of 1996, the Company experienced strong demand for value-added denim apparel fabrics and weak markets for specialty sportswear and home furnishings fabrics.

Sales for the first six months of 1997 were $360.5 million, down 11.5%, as compared with sales of $407.4 million for the first six months of 1996. After eliminating the sales of business units included in the Company's restructuring plan, sales were off approximately 8%. Lower sales in denim products and decorative prints were partially offset by increased specialty sportswear and jacquard sales. International sales, primarily denims, were 24% of total sales, as compared with 26% for the first six months of 1996.

Cone Mills had a net loss for the first six months of 1997 of $3.1 million, or $.17 per share after preferred dividends, which included a pre-tax charge of $1.8 million associated with the consolidation of the Granite operations into Carlisle. For comparison, for the first six months of 1996 net income was $10.9 million, or $.34 per share, including a pre-tax gain of $4.7 million related to the sale of the Olympic Products Division.

Gross profit for the first six months of 1997 (net sales less cost of sales and depreciation) was 11.9% of sales, as compared with 15.5% for the comparable 1996 period. The decrease was primarily the result of lower average denim prices including mix changes to more basic denim products with lower prices and margins and cost inefficiencies associated with operating plants at less than capacity.

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                    Six Months
                             1997                 1996
                           (Dollar amounts in millions)
NET SALES
   Apparel(1)          $ 307.4    85.3%     $ 346.5   85.1%
   Home Furnishings(2)    53.1    14.7         60.9   14.9
     Total             $ 360.5   100.0%     $ 407.4  100.0%

OPERATING INCOME (LOSS)(3)
   Apparel             $  12.3     4.0%     $  26.0    7.5%
   Home Furnishings       (6.8)  (12.7)        (4.1)  (6.7)
   Restructuring          (1.8)    -            4.7    -

FORM 10-Q

(1) Apparel includes synthetic fabrics net sales of $2.7 million and $9.6 million in 1997 and 1996, respectively.
(2) Home furnishings includes Greeff's and real estate's net sales of $2.2 million in 1997, and Olympic's, Greeff's and real estate's net sales of $11.0 million in 1996.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

   Apparel Fabrics. Apparel fabric segment sales for the first six months of 1997 were $307.4 million, down 11.3% from the first six months of 1996. Excluding sales of the synthetic fabrics business, which was sold in January of 1997, apparel fabric segment sales were down approximately 10%. Lower denim sales because of lower volume and prices partially offset by higher specialty sportswear sales accounted for the decrease. Average denim prices were down in the first six months of 1997 as a result of a mix shift to more basic denims and price pressure from temporary industry supply and demand imbalances.

   For the first six months of 1997, the apparel segment had operating income of $12.3 million, or 4.0% of sales, as compared with income of $26.0 million, or 7.5% of sales, in the first six months of 1996.

   Home Furnishings. For the first six months of 1997, home furnishings segment sales were $50.9 million, excluding Olympic, Greeff and real estate, as compared with $49.9 million in the first six months of 1996. Increased sales of Cone Jacquards was partially offset by lower sales in Cone Finishing and Cone Decorative Fabrics. The home furnishings segment had an operating loss of $6.8 million compared with a loss of $4.1 million for the first six months of 1996. Home furnishings results were negatively impacted by weak decorative fabrics markets.

Total Company selling and administrative expenses declined from $43.5 million for the first six months of 1996 to $39.1 million in the first six months of 1997, the result of the sale of the Olympic, Greeff, real estate and synthetic fabric operations as well as a cost reduction program to reduce selling and administrative expenses. Selling and administrative expenses were 10.8% of sales in the first six months of 1997 as compared with 10.7% in the first six months of 1996.

FORM 10-Q

Interest expense for the first half of 1997 was $7.4 million, down 7% from the first half of 1996.

For the first half of 1997, the income tax benefit as a percent of the taxable loss was 36.2% for the first half of 1997 compared with income taxes of 33.2% for the first half of 1996. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Liquidity and Capital Resources

The Company's principal long-term capital components consist of $64.3 million outstanding under a Note Agreement with The
Prudential Insurance Company of America (the "Term Loan"), its

8 1/8% Debentures issued on March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and the $40 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. The Receivables Purchase Agreement is a one year agreement entered into on March 25, 1997 with Delaware Funding Corporation and Cone Receivables, LLC, a wholly owned subsidiary of Cone Mills Corporation. On June 29, 1997, the Company had funds available of $80 million under its Revolving Credit Facility.

During the first half of 1997, the Company generated cash from operating activities before changes in working capital of $9.5 million as compared with $22.4 million in the first half of 1996. Working capital uses in the first half of 1997 were $7.2 million, primarily increases in accounts receivable. Other uses of cash in the first half of 1997 included $10.7 million for capital expenditures, $1.5 million for the repurchase of common stock and $2.8 million for preferred stock dividends.

During the second quarter of 1997, the Company completed the sale of substantially all of the assets of its real estate operation, including those of its subsidiary Cornwallis Development Co., for approximately $20 million. Proceeds of the sale were used to repay short-term borrowings and for general corporate purposes.

FORM 10-Q

The Company believes that the proceeds from the sale of its real estate business, together with Cone's internally generated operating funds and funds available under its credit facilities, will be sufficient to meet its working capital, capital spending, potential stock repurchases, and financing needs for the foreseeable future. The Company has Board authorization to purchase up to an additional 0.8 million shares of common stock. The Company's Revolving Credit Facility matures in August of 1997. The Company has signed commitments from its banks for a three year $80 million successor facility with terms and conditions not materially different from the existing facility.

On June 29, 1997, the Company's long-term capital structure consisted of $150.1 million of long-term debt and $202.8 million of stockholders' equity. For comparison, on June 30, 1996, the Company had $161.4 million of long-term debt and $232.1 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 44% on June 29, 1997 and 43% on June 30, 1996.

Accounts and note receivables on June 29, 1997, were $60.7 million, down from $76.3 million at June 30, 1996. At June 29, 1997, the Company had sold accounts receivable of $77 million to Cone Receivables, LLC, an unconsolidated subsidiary, which subsequently sold $40 million of these accounts receivables to an unrelated party. In addition to the $40 million received for the sale of these receivables, the Company also has received a $39 million subordinated note receivable from Cone Receivables, LLC. At June 30, 1996, the Company had sold $38 million of accounts receivable to an unrelated party. The decrease in accounts and note receivable was primarily due to lower sales levels, the collection of receivables from business units sold and the additional net amounts outstanding under the Receivables Purchase Agreement. The Company adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during the first quarter of 1997 (See Note 2 of Notes to Consolidated Condensed Financial Statements). Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 50 days of sales outstanding at June 29, 1997 and 51 days at June 30, 1996.

Inventories on June 29, 1997, were $130.0 million, down $21.5 million from June 30, 1996 levels. The decrease was primarily due to the sale of operating units partially offset by increases in raw material levels.

FORM 10-Q

Capital spending in 1997 is budgeted at $44 million. Projects include new weaving machines that replace 1970s vintage weaving machines, link ring spinning, and additional looms for the jacquard facility. Capital spending in the first half of 1997 was $10.7 million.

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

   Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives,
   (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, and (iv) the Company's relationships with Levi Strauss as its major customer. For a further description of these risks

FORM 10-Q
   see the Company's 1996 Form 10-K, "Item 1. Business - Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Company's 1996 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

On April 19, 1995, the District Court granted a motion by the Company for summary judgment on the issues of equitable

FORM 10-Q
estoppel and third-party beneficiary of contract which had been remanded to it by the Court of Appeals. The court ruled that the Plaintiffs could not forecast necessary proof of detrimental reliance. The District Court, however, granted Plaintiffs motion to amend the complaint insofar as they sought to pursue a "new" claim for unjust enrichment, but denied their motion to amend so far as they sought to add claims for promissory estoppel and unilateral contract. The court further denied the Company's motion to decertify the class.

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

Item 4.  Submission of Matters To A Vote Of Security Holders

   Cone Mills Corporation's Annual Meeting of Shareholders was held May 13, 1997. The proposals voted upon and the results of the voting were as follows:

1.   Election of three Class II Directors for a three-year
     term.
                                                              Broker
                       For     Against Abstentions Withheld  Non-Votes
J. Patrick Danahy  20,723,446  126,065       0          0      N/A
Jeanette C. Kimmel 20,694,212  155,299       0          0      N/A
John W. Rosenblum  20,699,162  150,349       0          0      N/A

2.   Ratification of the appointment of McGladrey & Pullen as
     independent auditors for the Corporation for the fiscal
     year ending December 28, 1997.
                                                               Broker
                      For     Against Abstentions Withheld  Non-Votes
                   20,818,860  20,106    10,545        0       N/A

FORM 10-Q



Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  Reports on Form 8-K.

     None

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                            Sequential
  No.     Description                               Page No.

* 2.1(a)  Purchase Agreement between Registrant
          and Cone Receivables LLC dated as of
          March 25, 1997,field as Exhibit 2.1(l)
          to Registrant's report on Form 10-Q
          for the quarter ended March 30, 1997.

* 2.1(b)  Receivables Purchase Agreement dated
          as of March 25, 1997, among Cone
          Receivables LLC, as Seller, the
          Registrant, as Servicer, and
          Delaware Funding Corporation, as
          buyer, filed as Exhibit 2.1(m) to
          Registrant's report on Form 10-Q
          for the quarter ended March 30, 1997.

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

* 2.3     Olympic Division Acquisition Agreement
          by and among Vitafoam Incorporated,
          British Vita PLC, and Registrant
          dated January 19, 1996 with related
          Lease Agreement, Lease Agreement and
          Option to Purchase, Sublease Agreement,
          Services Agreement, License Agreement
          and Hold Back Escrow Agreement, each
          dated January 22, 1996.  The Acquisition
          Agreement and related agreements were
          filed as Exhibit 2.4 to the Registrant's report on Form 10-K for the year ended
          December 31, 1995. The following
          exhibits and schedules to the Acquisition
          Agreement have been omitted. The
          Registrant hereby undertakes to furnish
          supplementally a copy of such omitted
          exhibit or schedule to the Commission upon request.

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

* 4.4(f)    Amendment No. 5 to Credit Agreement
            dated as of March 30, 1997, to the
            Amended and Restated Credit Agreement
            dated as of November 18, 1994, among
            the Registrant, various banks and
            Morgan Guaranty Trust Company of
            New York, as Agent, filed as Exhibit
            4.4(f) to the Registrant's report on
            Form 10-Q for the quarter ended
            March 30, 1997.

  4.4(g)    Amendment No. 6 to Credit Agreement
            dated as of June 27, 1997 to the

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                            Sequential
  No.       Description                             Page No.

            Amended and Restated Credit Agreement
            dated as of November 18, 1994, among
            the Registrant, various banks and
            Morgan Guaranty Trust Company of
            New York as agent.                           34

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

* 4.8(a)    First Amendment to the Cone Mills
            Corporation 1983 ESOP dated
            May 9, 1995,  filed as Exhibit 4.9(a)

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                            Sequential
  No.       Description                             Page No.

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



                              CONE MILLS CORPORATION
                              (Registrant)





Date  August 11, 1997         /s/ Anthony L. Furr
                              Anthony L. Furr
                              Vice President and
                              Chief Financial Officer