Form 10-Q
period 1997-09-28
CONE MILLS CORP
filed 1997-11-12
CIK 23304

Page 1 of 87
                             Index to Exhibits-Pages 23-30

            SECURITIES AND EXCHANGE COMMISSION
                  Washington, D.C.  20549

                         FORM 10-Q

(Mark One)
   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 28, 1997

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

Number of shares of common stock outstanding as of October 31,
1997:   26,112,133 shares.

FORM 10-Q

                  CONE MILLS CORPORATION

                           INDEX

                                                        Page
                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

       Consolidated Condensed Statements of Operations
         Thirteen and thirty-nine weeks ended
         September 28, 1997 and September 29, 1996
         (Unaudited). . . . . . . . . . . . . . . . . . .3

       Consolidated Condensed Balance Sheets
         September 28, 1997 and September 29, 1996
         (Unaudited) and December 29, 1996. . . . . . . .4 & 5

       Consolidated Condensed Statements of
       Stockholders' Equity
         Thirty-nine weeks ended September 28, 1997
         and September 29, 1996 (Unaudited) . . . . . . .6

       Consolidated Condensed Statements of
       Cash Flows
         Thirty-nine weeks ended September 28, 1997
         and September 29, 1996 (Unaudited) . . . . . . .7

       Notes to Consolidated Condensed Financial
       Statements (Unaudited) . . . . . . . . . . . . . .8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations. .13


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . .21
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . .22

FORM 10-Q
                                    PART I
Item 1.

                      CONE MILLS CORPORATION AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (amounts in thousands, except per share data)


                                                            Thirteen        Thirteen       Thirty-Nine     Thirty-Nine
                                                           Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                         Sept. 28, 1997  Sept. 29, 1996  Sept. 28, 1997  Sept. 29, 1996
                                                          (Unaudited)      (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                                $    185,501     $   180,849     $   546,007     $    588,250

Operating Costs and Expenses:
  Cost of sales                                               160,151         152,163         464,496          482,209
  Selling and administrative                                   19,563          20,694          58,645           64,201
  Depreciation                                                  6,658           6,994          19,962           21,139
  Restructuring                                                 1,314             198           3,123           (4,486)

                                                              187,686         180,049         546,226          563,063

Income (Loss) from Operations                                  (2,185)            800            (219)          25,187

Other Income (Expense):
  Interest income                                                 834             207           1,653              380
  Interest expense                                             (3,365)         (3,682)        (10,772)         (11,634)

                                                               (2,531)         (3,475)         (9,119)         (11,254)

Income (Loss) before Income Taxes (Benefit) and Equity
  in Earnings (Losses) of Unconsolidated Affiliate             (4,716)         (2,675)         (9,338)          13,933

Income Taxes (Benefit)                                         (1,797)           (979)         (3,469)           4,540

Income (Loss) before Equity in Earnings (Losses)
  of Unconsolidated Affiliate                                  (2,919)         (1,696)         (5,869)           9,393

Equity in Earnings (Losses) of Unconsolidated Affiliate         1,553            (547)          1,437             (749)

Net Income (Loss)                                          $   (1,366)     $   (2,243)     $   (4,432)     $     8,644


Income (Loss) Available to Common Shareholders:
  Net Income (Loss)                                        $   (2,121)     $   (2,963)     $   (6,662)     $     6,484

Earnings (Loss) Per Share - Fully Diluted:
  Net Income (Loss)                                           $ (.08)         $ (.11)         $ (.25)           $ .24

Weighted Average Common Shares and
  Common Share Equivalents Outstanding -
  Fully Diluted                                                26,109          27,416          26,150           27,454

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                       CONE MILLS CORPORATION AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                (amounts in thousands, except share and par value data)

                                                              September 28,    September 29,     December 29,
       ASSETS                                                     1997             1996             1996
                                                               (Unaudited)      (Unaudited)        (Note)
   Current Assets:
     Cash                                                      $     2,280      $     2,742      $     1,018

     Accounts receivable - trade, less provision for
       doubtful accounts $1,500; $3,000; $3,000                     20,910           63,413           49,073

     Subordinated note receivable                                   35,909                -                -

     Inventories:
       Greige and finished goods                                    85,121           92,742           94,635
       Work in process                                              10,941           11,451           10,793
       Raw materials                                                12,639            9,434            7,231
       Supplies and other                                           12,921           31,851           26,874

                                                                   121,622          145,478          139,533

     Other current assets                                           11,733           13,823           14,794

              Total Current Assets                                 192,454          225,456          204,418

   Investments in Unconsolidated Affiliates                         35,581           35,853           34,144

   Other Assets                                                     39,110           41,178           40,746



   Property, Plant and Equipment:
     Land                                                           11,799           18,208           17,880
     Buildings                                                      82,679           82,399           83,048
     Machinery and equipment                                       318,442          313,409          319,271
     Other                                                          34,409           31,553           34,143

                                                                   447,329          445,569          454,342

       Less accumulated depreciation                               207,296          200,817          203,664

              Property, Plant and Equipment-Net                    240,033          244,752          250,678



                                                               $   507,178      $   547,239      $   529,986

   Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.

   See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                  (amounts in thousands, except share and par value data)


                                                                September 28,    September 29,    December 29,
      LIABILITIES AND STOCKHOLDERS' EQUITY                          1997             1996            1996
                                                                 (Unaudited)      (Unaudited)       (Note)

Current Liabilities:
   Notes payable                                                $         -      $     8,703      $     5,267
   Current maturities of long-term debt                              10,714           11,114           10,754
   Accounts payable - trade                                          37,318           26,981           27,113
   Sundry accounts payable and accrued expenses                      44,439           44,013           52,770
   Deferred income taxes                                             24,695           25,510           23,667

      Total Current Liabilities                                     117,166          116,321          119,571

Long-Term Debt                                                      139,545          150,742          149,968

Deferred Items:
   Deferred income taxes                                             38,211           41,043           40,066
   Other deferred items                                              10,780           10,187           10,130

                                                                     48,991           51,230           50,196



Stockholders' Equity:
   Class A Preferred Stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 383,948
      shares - Employee Stock Ownership Plan                         38,395           38,395           38,395
   Class B Preferred Stock - no par value; authorized
      5,000,000 shares                                                    -                -                -
   Common Stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 26,112,133 shares;
      1996, 27,336,333 shares and 26,301,233 shares                   2,611            2,734            2,630
   Capital in excess of par                                          61,548           70,687           62,995
   Retained earnings                                                107,423          125,592          114,706
   Currency translation adjustment                                   (8,501)          (8,462)          (8,475)

                Total Stockholders' Equity                          201,476          228,946          210,251






                                                            $       507,178  $       547,239  $       529,986

Note: The balance sheet at December 29, 1996 has been derived from the audited financial statements at that date.


See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                      CONE MILLS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
          THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                     (amounts in thousands, except share data)
                                   (Unaudited)

                                                Class A Preferred
                                                       Stock                   Common Stock
                                               Shares        Amount       Shares         Amount

Balance, December 29, 1996                     383,948     $  38,395    26,301,233     $    2,630
Net loss                                             -             -             -              -
Currency translation adjustment                      -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
    Cash dividends paid                              -             -             -              -
Common Stock:
  Options exercised                                  -             -        12,600              1
  Purchase of common shares                          -             -      (201,700)           (20)

Balance, September 28, 1997                    383,948     $  38,395    26,112,133     $    2,611



                                                 Class A Preferred
                                                      Stock                    Common Stock
                                               Shares        Amount       Shares         Amount

Balance, December 31, 1995                     383,948     $  38,395    27,380,409     $    2,738
Net income                                           -             -             -              -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -             -              -
Class A Preferred Stock -
  Employee Stock Ownership Plan:
    Cash dividends paid                              -             -             -              -
Common Stock:
  Options exercised                                  -             -        61,800              6
  Purchase of common shares                          -             -      (105,876)           (10)

Balance, September 29, 1996                    383,948     $  38,395    27,336,333     $    2,734


See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

                     CONE MILLS CORPORATION AND SUBSIDIARIES
            CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
        THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 29, 1996
                    (amounts in thousands, except share data)
                                  (Unaudited)

                                             Capital in                   Currency
                                               Excess       Retained    Translation
                                               of Par       Earnings     Adjustment

Balance, December 29, 1996                   $  62,995     $ 114,706      $ (8,475)
Net loss                                             -        (4,432)            -
Currency translation adjustment                      -             -           (26)
Class A Preferred Stock -
  Employee Stock Ownership Plan:
    Cash dividends paid                              -        (2,851)            -
Common Stock:
  Options exercised                                 65             -             -
  Purchase of common shares                     (1,512)            -             -

Balance, September 28, 1997                  $  61,548     $ 107,423      $ (8,501)



                                             Capital in                   Currency
                                               Excess       Retained    Translation
                                               of Par       Earnings     Adjustment

Balance, December 31, 1995                   $  71,090     $ 119,825      $ (9,923)
Net income                                           -         8,644             -
Currency translation adjustment -
  Sale of stock of affiliate                         -             -         1,461
Class A Preferred Stock -
  Employee Stock Ownership Plan:
    Cash dividends paid                              -        (2,877)            -
Common Stock:
  Options exercised                                515             -             -
  Purchase of common shares                       (918)            -             -

Balance, September 29, 1996                  $  70,687     $ 125,592      $ (8,462)


See Notes to Consolidated Condensed Financial Statements.
                                        Page 6a

FORM 10-Q

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (amounts in thousands)

                                                                      Thirty-Nine      Thirty-Nine
                                                                      Weeks Ended      Weeks Ended
                                                                     Sept. 28, 1997   Sept. 29, 1996
                                                                      (Unaudited)      (Unaudited)

Cash Flows Provided By Operating Activities                             $   19,033       $   14,921

Cash Flows from Investing Activities:
   Proceeds from divestitures (a)                                           19,529           42,228
   Proceeds from sale of property, plant and equipment                       4,154            2,600
   Capital expenditures                                                    (17,651)         (21,367)
   Other                                                                    (1,500)             805

     Net cash provided by investing activities                               4,532           24,266

Cash Flows from Financing Activities:
   Net payments - short-term loans                                          (5,267)            (172)
   Decrease in checks issued in excess of deposits                          (1,923)         (21,829)
   Principal payments - long-term debt                                     (10,796)         (11,496)
   Other                                                                    (4,317)          (3,284)

     Net cash used in financing activities                                 (22,303)         (36,781)

     Net increase in cash                                                    1,262            2,406

Cash at Beginning of Period                                                  1,018              336

Cash at End of Period                                                   $    2,280       $    2,742



(a)Divestitures:
   Inventories                                                          $   12,034       $   14,926
   Property, plant and equipment                                             6,262           21,516
   Other                                                                     1,199            1,300
   Gain on sale                                                                 34            4,486

     Proceeds from sale                                                 $   19,529       $   42,228


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:
   Interest, net of interest capitalized                                $   14,317       $   15,369

   Income taxes, net of refunds                                         $   (3,017)      $    4,929

Supplemental Schedule of Noncash Investing and Financing Activities:

   Receivable recorded from divestitures                                $      811       $    2,000

   Purchase of outstanding capital stock - common,
     through incurrence of accounts payable                             $        -       $      303

See Notes to Consolidated Condensed Financial Statements.

FORM 10-Q

          CONE MILLS CORPORATION AND SUBSIDIARIES
   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                    SEPTEMBER 28, 1997



Note 1.  Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") consolidated condensed financial statements for September 28, 1997 and September 29, 1996 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at September 28, 1997, September 29, 1996, and December 29, 1996, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended September 28, 1997 and September 29, 1996, and stockholders' equity and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal
     1996.

     Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to value inventories of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to value all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at September 28, 1997 and September 29, 1996 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

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

     At September 28, 1997, the Company had sold accounts receivable of $78 million, less a $2 million provision for doubtful accounts receivable, to Cone Receivables, LLC. The Company currently has a subordinated note receivable from Cone Receivables, LLC of $36 million.

Note 3.  Long-Term Debt

     Long-term debt consists of the following:

                                       September 28, 1997
                                           Current
                                  Total   Maturity   Long-Term
                                    (amounts in thousands)
8% Senior Note                  $ 53,573   $10,714   $ 42,859
8-1/8% Debentures                 96,686         -     96,686

Total                           $150,259   $10,714   $139,545

                                       September 29, 1996
                                           Current
                                  Total   Maturity   Long-Term
                                    (amounts in thousands)
8% Senior Note                  $ 64,285   $10,714   $ 53,571
8-1/8% Debentures                 96,243         -     96,243
Capital Lease Obligation           1,206       362        844
Other                                122        38         84

Total                           $161,856   $11,114   $150,742

     In August of 1997, the Company signed a new three year
     $80 million revolving credit agreement with terms and conditions not materially different from the previous revolving credit agreement.

FORM 10-Q

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 4.  Class A Preferred Stock

     The 1998 dividend rate for Class A Preferred Stock is
     7.85%, payable March 31, 1998.


Note 5.  Earnings (Loss) Per Share

                                 Thirteen           Thirteen
                                Weeks Ended        Weeks Ended
                             September 28, 1997  September 29, 1996
                                        Fully               Fully
                             Primary   Diluted   Primary   Diluted
                                  (amounts in thousands,
                                   except per share data)

Net income (loss)           $(1,366)  $(1,366)  $(2,243)  $(2,243)
Less:  Class A Preferred
        dividends            (  755)   (  755)   (  720)   (  720)

Adjusted net income (loss)  $(2,121)  $(2,121)  $(2,963)  $(2,963)

Weighted average common
  shares outstanding         26,109    26,109    27,416    27,416
Common share equivalents
  from assumed exercise
  of outstanding options,
  less shares assumed
  repurchased                     -         -         -         -

Weighted average common
  shares and common share
  equivalents outstanding    26,109    26,109    27,416    27,416

Earnings (loss) per common
  share and common share
  equivalent                 $( .08)   $( .08)   $( .11)   $( .11)

FORM 10-Q

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 5. Earnings (Loss) Per Share (continued)

                             Thirty-Nine           Thirty-Nine
                             Weeks Ended           Weeks Ended
                          September 28, 1997    September 29, 1996
                                      Fully                Fully
                           Primary   Diluted     Primary  Diluted
                                  (amounts in thousands,
                                  except per share data)

Net income (loss)         $(4,432)  $(4,432)    $ 8,644   $ 8,644
Less:  Class A Preferred
        dividends          (2,230)   (2,230)     (2,160)   (2,160)

Adjusted net income (loss)$(6,662)  $(6,662)    $ 6,484   $ 6,484

Weighted average common
  shares outstanding       26,150    26,150      27,401    27,401
Common share equivalents
  from assumed exercise
  of outstanding options,
  less shares assumed
  repurchased                   -         -          53        53

Weighted average common
  shares and common share
  equivalents outstanding  26,150    26,150      27,454    27,454

Earnings (loss) per common
  share and common share
  equivalent               $( .25)   $( .25)     $  .24    $  .24

Primary and fully diluted earnings (loss) per share have been computed by dividing the net earnings (loss) available to common stockholders by the sum of the weighted average common shares and common share equivalents outstanding. Common share equivalents have been excluded when they would be antidilutive.

FORM 10-Q

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.  Divestitures

     In January 1996, the Company completed the sale of its polyurethane products division. The Company sold all inventory and substantially all of the property, plant, and equipment of this division. Proceeds of $42.2 million had been received at September 29, 1996. Gain of $4.7 million from disposal of this division was recognized in the first quarter 1996 financial statements as a restructuring item.

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

Note 7.  Restructuring Activities

     Restructuring costs of $3.1 million were incurred in the first nine months of 1997 related to the consolidation of operations from Cone's Granite Finishing Plant to its Carlisle facility. Additional restructuring costs will be incurred during the fourth quarter of 1997 as consolidation of the facilities is substantially completed.

FORM 10-Q

Item 2.

                  MANAGEMENT'S DISCUSSION
            AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

OPERATING RESULTS

Third Quarter Ended September 28, 1997 Compared with Third
Quarter Ended September 29, 1996.

Sales for the third quarter of 1997 were $185.5 million, up 2.6%, as compared with sales of $180.8 million for the third quarter of 1996. After eliminating the sales of business units included in the Company's restructuring plan, sales increased approximately 5%. Improved sales of denim, specialty sportswear and jacquard fabrics accounted for the increase. International sales, primarily denims, were $48.2 million, or 26% of total sales, as compared with $44.1 million, or 24% of sales, for the third quarter of 1996.

Cone Mills had a net loss for the third quarter of 1997 of $1.4 million, or $.08 per share after preferred dividends, which included a pre-tax charge of $1.3 million associated with the consolidation of Granite Finishing into Carlisle Finishing operations. For comparison, third quarter 1996 had a net loss of $2.2 million, or $.11 per share.

Gross profit for the third quarter of 1997 (net sales less cost of sales and depreciation) was 10.1% of sales, as compared with 12.0% for the previous year. The decrease was primarily the result of mix changes to more basic denim products with lower margins, pricing pressures, operating disruption due to consolidation of finishing operations and the increase in sales of product produced by Parras Cone where a portion of the operating income is reported as equity in earnings of unconsolidated affiliate.

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

FORM 10-Q


                                 Third Quarter
                            1997               1996
                         (Dollar amounts in millions)
NET SALES
   Apparel(1)         $ 157.7   85.0%    $ 154.2   85.3%
   Home Furnishings(2)   27.8   15.0        26.6   14.7
     Total            $ 185.5  100.0%    $ 180.8  100.0%

OPERATING INCOME (LOSS)(3)
   Apparel            $   4.4    2.8%    $   6.0    3.9%
   Home Furnishings      (4.4) (15.9)       (4.0) (14.9)
   Restructuring         (1.3)   -           (.2)   -

(1) Apparel includes synthetic fabrics net sales of $1.8 million in 1996.
(2) Home furnishings includes Greeff and real estate net sales of $2.9 million in 1996.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

   Apparel Fabrics. Apparel fabric segment sales for the third quarter of 1997 were $157.7 million, up 2.3% from the third quarter of 1996. Excluding sales of the synthetic fabrics business, which was sold in January of 1997, apparel fabric segment sales were up approximately 3%. Both denim and specialty sportswear sales increased. Denim sales increases from additional volume were partially offset by lower average prices, the result of a mix shift to more basic denims and price pressure.

   For the third quarter of 1997, the apparel segment had operating income of $4.4 million, or 2.8% of sales, as compared with income of $6.0 million, or 3.9% of sales, in the third quarter of 1996. All domestic apparel fabric manufacturing facilities operated at less than capacity as the Company attempted to control inventory levels. The Company's Parras Cone joint venture denim plant in Mexico operated at capacity during the quarter. Cone's portion of Parras Cone's operating income is reported as equity in earnings of unconsolidated affiliate and therefore is excluded from apparel segment operating income.

FORM 10-Q

   Home Furnishings. For the third quarter of 1997, home furnishings segment sales were $27.8 million as compared with $26.6 million in the third quarter of 1996. Excluding sales of Greeff and real estate which were sold, sales of the home furnishings segment were up 17%, as compared to the third quarter of 1996. Higher sales of Cone Jacquards and Raytex finishing services accounted for the increase.

   The home furnishings segment had an operating loss of $4.4 million compared with a loss of $4.0 million for the third quarter of 1996. Home furnishings results were negatively impacted by the finishing division operating at less than capacity and the repositioning of the decorative fabrics product line in the marketplace.

Total Company selling and administrative expenses declined from $20.7 million for the third quarter of 1996 to $19.6 million in the third quarter of 1997, the result of the sale of the real estate, Greeff and synthetic fabric operations as well as a cost reduction program to reduce selling and administrative expenses. Selling and administrative expenses were 10.5% of sales in the third quarter of 1997 as compared with 11.4% in the third quarter of 1996.

Interest expense for the third quarter of 1997 was $3.4 million, down 9% from the third quarter of 1996, primarily the result of lower borrowings.

Equity in the income of Parras Cone, the joint venture plant in Mexico, was $1.6 million, as compared with a loss of $0.5 million in the third quarter of 1996. The increase in income was primarily the result of improved sales, operating levels and efficiencies.

Even though the Company has seen some improvement in denim operations, including Parras Cone, the seasonal slowdown in sales of home furnishings and specialty sportswear products as well as the consolidation of finishing facilities will continue to negatively impact earnings. However, Cone continues to implement its five-point profitability improvement program which includes focusing on core businesses, aggressive marketing, cost reduction, the reconfiguration of manufacturing operations and capital conservation. These actions should position the Company for improved results in 1998.

FORM 10-Q

The Company's major customer on November 3, 1997 announced the closure of a number of denim jeans facilities in the United
States. This decision is not expected to have a materially adverse affect on the Company's ongoing operations. Due to the uncertainties inherent in the textile business, it is not possible to predict the ultimate effect of customer actions.

                          Page 15a

FORM 10-Q

Nine Months Ended September 28, 1997 Compared with Nine Months
Ended September 29, 1996.

While U.S. consumer spending in apparel and home furnishings has been strong for the first nine months of 1997, Cone Mills continued to experience value-added denim inventory adjustments by certain customers and weak fashion demand for decorative prints. For the first nine months of 1996, the Company experienced good demand for value-added denim apparel fabrics and weak markets for both specialty sportswear and home furnishings fabrics.

Sales for the first nine months of 1997 were $546.0 million, down 7.2%, as compared with sales of $588.3 million for the first nine months of 1996. After eliminating the sales of business units included in the Company's restructuring plan, sales were down approximately 4%. Lower sales in denim products and decorative prints were partially offset by increased specialty sportswear and jacquard sales. International sales, primarily denims, were 25% of total sales for both periods.

Cone Mills had a net loss for the first nine months of 1997 of $4.4 million, or $.25 per share after preferred dividends, which included a pre-tax charge of $3.1 million associated with the consolidation of the Granite operations into Carlisle. For comparison, for the first nine months of 1996 net income was $8.6 million, or $.24 per share, including a pre-tax gain of $4.5 million related to the sale of the Olympic Products Division.

Gross profit for the first nine months of 1997 (net sales less cost of sales and depreciation) was 11.3% of sales, as compared with 14.4% for the comparable 1996 period. The decrease was primarily the result of lower average denim prices including mix changes to more basic denim products with lower prices, cost inefficiencies associated with operating plants at less than capacity, operating disruption due to consolidation of finishing operations and the increase in sales of product produced by Parras Cone where a portion of the operating income is reported as equity in earnings of unconsolidated affiliate.

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

FORM 10-Q

                                   Nine Months
                            1997               1996
                          (Dollar amounts in millions)
NET SALES
   Apparel(1)         $ 465.1   85.2%    $ 500.8   85.1%
   Home Furnishings(2)   80.9   14.8        87.5   14.9
     Total            $ 546.0  100.0%    $ 588.3  100.0%

OPERATING INCOME (LOSS)(3)
   Apparel            $  16.7    3.6%    $  32.1    6.4%
   Home Furnishings     (11.2) (13.8)       (8.1)  (9.2)
   Restructuring         (3.1)   -           4.5    -

(1) Apparel includes synthetic fabrics net sales of $2.5 million and $10.7 million in 1997 and 1996, respectively.
(2) Home furnishings includes Greeff and real estate net sales of $2.2 million in 1997, and Olympic, Greeff and real estate net sales of $13.8 million in 1996.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

   Apparel Fabrics. Apparel fabric segment sales for the first nine months of 1997 were $465.1 million, down 7.1% from the first nine months of 1996. Excluding sales of the synthetic fabrics business, which was sold in January of 1997, apparel fabric segment sales were down approximately 6%. Lower denim sales because of lower volume and prices partially offset by higher specialty sportswear sales accounted for the decrease. Average denim prices were down in the first nine months of 1997 as a result of a mix shift to more basic denims and price pressure from industry supply and demand imbalances.

   For the first nine months of 1997, the apparel segment had operating income of $16.7 million, or 3.6% of sales, as compared with income of $32.1 million, or 6.4% of sales, in the first nine months of 1996.

   Home Furnishings. For the first nine months of 1997, home furnishings segment sales were $78.7 million, excluding Olympic, Greeff and real estate, as compared with $73.7 million in the first nine months of 1996, an increase of 7%. Increased sales of Cone Jacquards was partially offset by lower sales in Cone Decorative Fabrics. The home furnishings segment had an operating loss of $11.2 million

FORM 10-Q
compared with a loss of $8.1 million for the first nine months of 1996. Home furnishings results were negatively impacted by weak decorative fabrics markets and the operating disruption due to consolidation of finishing operations.

Total Company selling and administrative expenses declined from $64.2 million for the first nine months of 1996 to $58.6 million in the first nine months of 1997, the result of the sale of the Olympic, Greeff, real estate and synthetic fabric operations as well as a cost reduction program to reduce selling and administrative expenses. Selling and administrative expenses were 10.7% of sales in the first nine months of 1997 as compared with 10.9% in the first nine months of 1996.

Interest expense for the first nine months of 1997 was $10.8 million, down 7% from the first nine months of 1996, primarily the result of lower borrowing levels.

For the first nine months of 1997, the income tax benefit as a percent of the taxable loss was 37.1% compared with income taxes of 32.6% for the first nine months of 1996. Both periods reflect tax benefits resulting from operation of the Company's foreign sales corporation.


Liquidity and Capital Resources

The Company's principal long-term capital components consist of $53.6 million outstanding under a Note Agreement with The Prudential Insurance Company of America (the "Term Loan"), its 8 1/8% Debentures issued on March 15, 1995 and due March 15, 2005 (the "Debentures"), and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Credit Agreement with a group of banks with Morgan Guaranty Trust Company of New York ("Morgan Guaranty") as Agent Bank (the "Revolving Credit Facility"), and the $40 million Receivables Purchase Agreement (the "Receivables Purchase Agreement") with Delaware Funding Corporation, an affiliate of Morgan Guaranty. The Receivables Purchase Agreement is a one year agreement entered into on March 25, 1997 with Delaware Funding Corporation and Cone Receivables, LLC, a wholly owned subsidiary of Cone Mills Corporation. The Company's Revolving Credit Facility was entered into in August 1997 and is a successor facility with terms and conditions not materially different from the previous facility. On September 28, 1997, the Company had funds available of $80 million under its Revolving Credit Facility.

FORM 10-Q

During the first nine months of 1997, the Company generated cash from operating activities before changes in working capital of $13.7 million as compared with $28.3 million in the first nine months of 1996. Working capital reductions in the first nine months of 1997 were $5.3 million. Other uses of cash in the first nine months of 1997 included $17.7 million for capital expenditures, $10.8 million for repayment of long-term debt, $1.5 million for the repurchase of common stock and $2.9 million for preferred stock dividends.

The Company believes that the proceeds from the divesture of non-core businesses and the potential sale of its John Wolf division (Cone Decorative Fabrics), together with Cone's internally generated operating funds and funds available under its credit facilities, will be sufficient to meet its working capital, capital spending, potential stock repurchases, and financing needs for the foreseeable future. The Company has Board authorization to purchase up to an additional 0.8 million shares of common stock.

On September 28, 1997, the Company's long-term capital structure consisted of $139.5 million of long-term debt and $201.5 million of stockholders' equity. For comparison, on September 29, 1996, the Company had $150.7 million of long-term debt and $228.9 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 43% on September 28, 1997 and 41% on September 29, 1996.

Accounts and note receivable on September 28, 1997, were $56.8 million, down from $63.4 million at September 29, 1996. At September 28, 1997, the Company had sold accounts receivable of $78 million to Cone Receivables, LLC, an unconsolidated subsidiary, which subsequently sold $40 million of these accounts receivables to an unrelated party. In addition to the $40 million received for the sale of these receivables, the Company also has received a $36 million subordinated note receivable from Cone Receivables, LLC. At September 29, 1996, the Company had sold $42 million of accounts receivable to an unrelated party. The decrease in accounts and note receivable was primarily due to the collection of receivables from business units sold and a lower number of days of sales outstanding as certain customers paid in advance of due date. The Company adopted SFAS 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during the first quarter of 1997 (See Note 2 of

FORM 10-Q

Notes to Consolidated Condensed Financial Statements).
Receivables, including those sold pursuant to the Receivables
Purchase Agreement, represented 48 days of sales outstanding at September 28, 1997 and 55 days at September 29, 1996.

Inventories on September 28, 1997, were $121.6 million, down
$23.9 million from September 29, 1996 levels. The decrease was primarily due to the sale of operating units partially offset by increases in raw material levels.

Capital spending in 1997 is forecast to be approximately $40 million. Projects include new weaving machines that replace 1970s vintage weaving machines, link ring spinning, and additional looms for the jacquard facility. Capital spending in the first nine months of 1997 was $17.7 million.

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

   Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual

FORM 10-Q
   results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, and (iv) the Company's relationships with Levi Strauss as its major customer. For a further description of these risks see the Company's 1996 Form 10-K, "Item 1. Business -Competition, - Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Company's 1996 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.


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

On May 6, 1994, the United States Court of Appeals for the Fourth Circuit, sitting en banc, affirmed the prior conclusion of a panel of three of its judges and unanimously reversed the $15.5 million judgment and unanimously affirmed all of the District Court's rulings in favor of the Company. However, the Court of Appeals affirmed, by an equally divided court,

FORM 10-Q
the District Court's holding that Plaintiffs should be allowed to proceed on an alternative theory whether, subject to proof of detrimental reliance, Plaintiffs could establish that a letter to salaried employees on December 15, 1983 created an enforceable obligation that could allow recovery on a theory of equitable estoppel. Accordingly, the case was remanded to the District Court for a determination of whether the Plaintiffs could establish detrimental reliance creating estoppel of the Company.

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


Item 6.  Exhibits and Reports on Form 8-K

     (a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.
     (b) Reports on Form 8-K.
         None

FORM 10-Q              INDEX TO EXHIBITS

Exhibit                                         Sequential
  No.    Description                             Page No.

* 2.1(a)  Purchase Agreement between Registrant
          and Cone Receivables LLC dated as of
          March 25, 1997, filed as Exhibit 2.1(l)
          to Registrant's report on Form 10-Q
          for the quarter ended March 30, 1997.

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

  4.3(i)   Letter Agreement dated as of
           July 31, 1997, between the Registrant
           and the Prudential Insurance Company
           of America.                                  32

  4.4      Credit Agreement dated August 7, 1997,
           among the Registrant, various banks
           and Morgan Guaranty Trust Company of
           New York as agent.                           34

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
           December 31, 1995.

  4.7(c)   Third Amendment to the 401(k)
           Program of Cone Mills Corporation
           dated August 7, 1997.                        81

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
           December 31, 1995.

  4.8(c)   Third Amendment to the Cone Mills
           Corporation 1983 ESOP dated
           August 7, 1997.                              83

* 4.9      Indenture dated as of February 14,
           1995, between Cone Mills Corporation
           and Wachovia Bank of North Carolina,
           N.A. as Trustee, filed as Exhibit 4.1
           to Registrant's Registration Statement
           on Form S-3 (File No. 33-57713).

 10        Fourth Amendment to the Employees'
           Retirement Plan of Cone Mills
           Corporation dated August 7, 1997.            85

 27        Financial Data Schedule                      87




* Incorporated by reference to the statement or report indicated.

FORM 10-Q



                        SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CONE MILLS CORPORATION
                             (Registrant)





Date: November 12, 1997      /s/ Anthony L. Furr
                             Anthony L. Furr
                             Vice President and
                             Chief Financial Officer