Form 10-K
period 1997-12-28
CONE MILLS CORP
filed 1998-03-26
CIK 23304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997
                                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number  1-3634

                             CONE MILLS CORPORATION
             (exact name of registrant as specified in its charter)

       North Carolina                                            56-0367025
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

3101 North Elm Street, Greensboro, N.C.                            27408
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  336-379-6220

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
    Title of each class                               on which registered
Common Stock, $ .10 par value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 19, 1998: $200,319,346.

Number of shares of common stock outstanding as of February 19, 1998: 26,166,933 shares.

Documents  incorporated  by  reference:   Portions  of  1997  Annual  Report  to
Shareholders, Part II, Items 5, 6, 7 and 8; Proxy Statement for Annual Meeting to be held May 12, 1998, Part III, Items 10, 11, 12 and 13 of this report.

Index to Exhibits - Pages 24 - 35

                                     PART I
Item 1.  Business

                                   THE COMPANY

Overview

Founded in 1891 Cone Mills Corporation (the "Company" or "Cone"), incorporated and headquartered in North Carolina, is the world's largest producer of denim fabrics and the largest commission printer of home furnishings in North America. The Company competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities and the Cone name and reputation. Cone employs approximately 6,100 employees and operates nine manufacturing plants in North and South Carolina. The Company also has a 50% interest in a denim manufacturing facility in Mexico.

The Company operates in two business segments: Apparel Fabrics, which includes denims and speciality sportswear; and Home Furnishings Products, which includes commission printing and finishing services and print and jacquard decorative fabrics.

The Company seeks growth of its core denim, specialty sportswear and decorative fabric businesses through expansion into new geographic areas and markets, product development and investment in value-added technology such as CAD/CAM. Capital expenditures for the last five years have totaled approximately $210 million and the Company expects to spend approximately $37 million in 1998 for capital projects.

The Company is engaged in denim production in Mexico through a joint venture facility with Compania Industrial de Parras, S.A., ("CIPSA"). This facility, Parras Cone de Mexico, S.A., ("Parras Cone"), in which the Company has a 50% ownership interest, was completed and began production of basic denims and yarn in late 1995.

During 1997 the Company sold its synthetic fabric division, including its finished inventory, forward commitments and order book and substantially all the assets of its real estate operations. Throughout 1997, the Company consolidated its specialty sportswear finishing operation into its Carlisle finishing facility and expects to achieve improved capacity utilization at Carlisle. The consolidation involved the closing of the Company's Granite finishing operations and moving machinery, equipment and manufacturing operations from that plant to the Carlisle facility.

Manufacturing efficiency was disrupted to a greater extent than planned, which materially adversely impacted results of the sportswear and home furnishing fabrics product lines for the year. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition-Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data-Note 22 of the Notes to Consolidated Financial Statements."

Business Segments

Information concerning industry segments for the Company's 1997, 1996 and 1995 fiscal years are incorporated by reference. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition-Strategic Initiatives" and "Item 8. Financial Statement and Supplementary Data-Notes 19 and 22 of the Notes to Consolidated Financial Statements."

Market Developments

Within the apparel fabrics industry, casualwear, including denim and similar apparel, has been the fastest growing category in recent years. The Company believes that this growth is the result of several factors, including (i) the adoption of casual lifestyles by the "baby-boom" generation, born between 1946 and 1964, and their children, (ii) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life cycle costs (elimination of alteration, dry cleaning and pressing costs), (iii) enhanced styling of casual garments along with greater acceptance of casual wear in the workplace and (iv) strong brands such as Levi, Wrangler and The Gap which continue to create fashion interest for consumers.

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

Internationally, consumption of denims has increased in industrialized countries, notwithstanding moderate population growth, as these countries continue to adopt U.S. casual fashion trends. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. However, the growth in denim demand has been countered by increased global supply primarily in countries with lower labor costs. Apparel fabrics exports were $175.1 million, $187.0 million and $175.7 million in 1997, 1996 and 1995, respectively. See "Business International Operations."

Apparel Products

Denims. The Company's denim products, accounting for approximately 80% of apparel fabrics sales, are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. Fabric styling of denims is supported by the Company's stylists and extensive use of computer-aided design and manufacturing systems. Denims are generally "yarn-dyed," which means that the yarn is dyed before the fabric is woven. The result is a fabric with variations in color that give denim its distinctive appearance. After weaving, fabrics are processed further in finishing operations that produce different textures and other physical properties. During this process, the Company's product development specialists and stylists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

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

Cone's value-added denims are sold principally to independent brand name apparel manufacturers. Cone's basic denims, with mass market appeal, are used primarily in garments sold through retail chains, department stores and catalogs. Customers for this product include a majority of the same names as for value-added denims. Although the Company's basic denims are designed for the upscale segment of these markets, the Company also produces basic heavyweight blue denim, primarily at Parras Cone, to service mass market needs of certain customers. Sales of this product constituted approximately one-fourth of total denim sales in 1997.

The Company's largest denim customer is Levi Strauss, whose 501(R) jeans are produced solely from the Company's proprietary fabrics. Other customers include V.F. Corporation (Wrangler), The Gap, Calvin Klein, Aalfs (Arizona), P.L. Industries (Hilfiger) and H.I.S. (Chic).

Specialty weight denims include a variety of weave constructions, colors and weights and are used primarily in women's and children's wear. Although these fabrics constitute only a small portion of the denim market, they tend to establish market trends because of their use in higher fashion garments. Cone's customers in this group include OshKosh and The Gap.

Specialty Sportswear Fabrics. The Company is the largest domestic producer of yarn-dyed, plaid flannel and solid shade, chamois flannel shirting fabrics. These fabrics are primarily manufactured for use in menswear and in lighter-weight apparel products for women's and children's wear and sold through catalogs, department stores and discounters. Customers for these fabrics include
M. Fine, L.L. Bean, J.C. Penney, Woolrich, Eddie Bauer and Levi Strauss.

Cone also serves niche markets for piece-dyed fabrics based on dye, finishing and yarn formation technologies and provides fabrics such as fade resistant Deepdown(TM) fabric and its wrinkle resistant fabric ProSpin(R).

Cone styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers. These fabrics, printed at the Company's Carlisle plant, are products primarily for fashion women's and children's wear. Cone's customers for these fabrics include OshKosh, L.L. Bean, Healthtex, J.C. Penney and William Carter.

Through its Carlisle plant, the Company also provides fabric printing services to converters of fashion apparel fabrics. These converters purchase unfinished fabrics from weaving mills, use outside sources such as Carlisle to dye the fabrics and print their designs, and then market the finished fabrics to apparel manufacturers.

Marketing and Sales. The Company's marketing focus is to serve upper-end and brand name apparel manufacturers through the development of products that are recognized in the marketplace for their distinctive quality and styling.

Styles of the Company's denim and other fabrics vary in color, finish and fabrication, depending upon fashion trends and the needs of the specific customer. The Company's stylists monitor fashion trends by traveling throughout the United States, Europe and the Far East to attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research.

The Company employs an apparel fabrics marketing and sales staff of more than 140 persons. Business management of apparel fabrics is organized into four operating divisions: Cone Denim North America, Cone Sportswear, Cone International Marketing and Cone Denim Europe. Except for Cone Denim Europe, the Company's apparel fabrics marketing groups are headquartered in Greensboro, North Carolina, in proximity to apparel manufacturing facilities so that customer requirements can be translated more effectively into finished products. To provide a more direct working relationship with its customers, the Company also maintains offices in New York, Los Angeles, San Francisco, Dallas, Brussels and Singapore.

Manufacturing. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company has flexibility in its yarn spinning operations, with open-end and ring spinning equipment. The Company's denim weaving facilities utilize all major cotton weaving technologies, including double-width projectile, air-jet and rapier machines. The Company's dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, and beam dyeing, continuous overdye machinery and raw cotton dyeing equipment. Specialty dyeing and printing processes for apparel fabrics are conducted at the Company's Carlisle plant, which is one of the largest textile printing facilities in the United States.

Cone is recognized internationally as a quality leader with its denim and sportswear weaving plants being certified under the ISO 9002 process.

Product and process development is supported by manufacturing development groups, which have specialists located in each facility. These groups work with the Company's stylists and its customers' stylists to produce new products for the marketplace. The Company uses on-line computer-aided design systems to increase styling effectiveness.

Raw Materials. The primary raw material for the Company's fabric manufacturing operations is cotton. The policies of the U.S. Government affect the cost and supply of cotton in the U.S. and the policies of foreign governments have an effect on worldwide prices and supplies as well. Since 1991, U.S. law has allowed limited imports of cotton or related government payments to cotton purchasers which have resulted in effective U.S. cotton costs being more competitive with world levels. In 1996, Congress passed additional farm legislation aimed at reducing farm subsidies and allowing farmers more versatility in planting decisions. The long-term impact of this legislation on cotton supplies and pricing is unclear. Although management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, the Company's competitiveness may be materially adversely affected.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although the Company has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could materially adversely affect the Company's operations.

In late 1993 and continuing through 1995, cotton prices increased throughout the world. Major trends that affected the rise in cotton prices during this time frame were (i) an increase in worldwide demand, (ii) disappointing cotton crops and (iii) financial speculation in the commodities markets. Mill-delivered cotton prices per pound for the industry rose from the lower $.60s in 1993 to the upper $.70s in 1994, into the $.90s during 1995. Cotton prices trended downward into the mid $.70s to lower $.80s for 1996 and from the upper $.70s to upper $.60s for 1997. Significant factors that affected the decrease in cotton prices were (i) successful cotton crops in 1996 and 1997 especially in the U.S.,
(ii) decision by the Chinese government to encourage consumption of internally produced and stored cotton rather than imports and (iii) the Asian economic crisis that began in 1997 reducing consumption by mills in Asia. The Company cannot always fully pass increased cotton costs on to its customers. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

Cone also purchases "greige goods" (fabrics that have not been dyed or finished), yarn and dyes and chemicals. These raw materials have normally been available in adequate supplies through a number of suppliers.

Competition. The textile apparel fabrics business is highly competitive. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexbility, with the significance of each factor dependent upon the particular needs of the customer and the product involved.

No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. There are nine denim manufacturers in the United States, of which Cone is the largest, and three domestic producers comprise approximately 60% of the U.S. productive capacity. Increased foreign competition in domestic markets is in the form of imported apparel garments and fabrics from Mexico and other countries. The migration of garment manufacturing facilities to Mexico and Caribbean countries, additional worldwide capacity, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment. Any failure of the Company to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on the Company's results of operations and financial position.

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

The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, has created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards which were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, legislation has been proposed that would grant benefits to other countries in the Caribbean that are roughly equivalent to those applicable to Mexico under NAFTA. The Company's Mexican joint venture, Parras Cone, benefits from its access to U.S. markets. There can be no assurance that NAFTA, or the possible adoption of any proposed legislation, will not adversely affect the Company.

The Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. Management believes the location of the Company's U.S. manufacturing facilities, its 50% interest in the Parras Cone plant in Mexico and its emphasis on shortening production and delivery times allows Cone to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. The Company has invested in technological and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange (EDI) with customers. These efforts have improved communication, planning and processing time in manufacturing.

The Company believes it effectively competes in foreign markets through export sales. See "Business - International Operations."

Seasonality

Demand for the Company's apparel products and the level of the Company's sales fluctuate moderately during the year. There are three retail selling seasons: spring, fall (back-to-school) and the holiday season. The Company's sales for a particular selling season generally begin six months in advance of that season.

Home Furnishings Products

The Company services the home furnishings markets through three divisions: Cone Finishing, Cone Jacquards and Cone Decorative Fabrics.

Cone Finishing. The Cone Finishing Division, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the United States and provides custom printing services to leading home furnishings stylists and distributors. As commission printers, Carlisle and Raytex prints fabrics owned by customers on a fee basis. The home furnishings fabrics processed at Carlisle are generally used for upholstery and drapery prints.

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Customers for Carlisle's home furnishings printing services include Waverly Division of F. Schumacher & Co., P. Kaufman and Covington.

The Raytex plant is a modern, 260,000 square foot facility specializing in wide rotary screen printing. In 1996, a new preparation range was installed providing additional product capabilities. Raytex is one of the largest wide-fabric commission printers in the United States. Customers for Raytex include Croscill, Beco, Springs Industries and Revman.

Cone Finishing Division's marketing headquarters are located in New York City. Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle's and Raytex's production and technical staff and customers' designers and stylists. Cone Finishing also maintains a customer service center that utilizes electronic data interchange (EDI) with major customers.

Consumer fashion preference is based upon coloration, texture and value. As with all home furnishing fabrics, there is a risk that consumer fashion preference will shift away from prints which took place in recent years.

Cone Jacquards. In 1995, the Company built a new jacquard weaving plant in order to dampen the effects of shifts in consumer preference from printed fabrics. The Cone Jacquards plant is a modern, 138,000 square foot facility with wide weaving machines. Cone Jacquards produces broadloom jacquard fabrics for furniture manufacturers, fabric distributors, retailers, converters and specialty products manufacturers. Customers for Cone Jacquards include Richloom, Klaussner Furniture, Barrow Industries, Flexsteel Industries and Schnadig Corporation.

Cone Decorative Fabrics. Cone Decorative Fabrics is a "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and markets fabrics, which are manufactured and printed for the converter by others. The Decorative Fabrics division's lines are printed primarily at the Carlisle plant under the names "John Wolf Decorative Fabrics" and "David and Dash."

Cone Decorative Fabrics is a well known designer and marketer of printed and solid woven fabrics for use in upholstery, draperies and bedspreads.

Cone Decorative Fabrics are marketed domestically and internationally through the division's sales staff and sales agents. The division's sales staff and sales agents handle sales to large customers such as hotels, institutions and furniture manufacturers, as well as jobbers, who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents. Due to continuing unsatisfactory operating results, in late 1997 the Company reorganized the operations of John Wolf Decorative Fabrics to reduce costs and compete more effectively.

Other Business Units. In 1997, the Company sold substantially all the assets of its real estate operations, including most of the assets of its subsidiary
Cornwallis Development Co., for $19.5 million. Net sales from real estate activities were historically less than two percent of the Company's total net revenues. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition-Strategic Initiatives."

Competition. The home furnishings products business is highly competitive and the Company competes primarily on the basis of quality and service. The Cone Finishing Division competes directly with several large commission printers as well as a number of smaller competitors. The Cone Finishing Division competes indirectly with other suppliers of products used in the home furnishing industry including jacquard woven fabrics, velvets and plain shade fabrics. Cone Decorative Fabrics competes with a large number of domestic and foreign suppliers of decorative fabrics.

Seasonality. Demand for the Company's home furnishing products and the level of the Company's sales fluctuate moderately during the year.

International Operations

The Company has a long history of distributing its products internationally and exported approximately 35% of the Company's denim sales in 1997. The Company has sales agents in Europe, Japan, Korea, Hong Kong, Africa, and throughout Central and South America, and it maintains support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers. The Company's international customers include: Levi International, Joker Jeans and Big Star in Europe; Edwin in Japan; Wellsum in Hong Kong; and Americanino brand, Custer, Jeans and Jackets, UFO brand and Wrangler in South America.

Principal competitive factors in the international markets for denims are quality, price and styling. Denim jeans have an image of being uniquely American products, which complements the Company's strategy of serving the upper-end "genuine" jeans market.

The Company's competitiveness in international market segments is influenced by tariffs and transportation costs. The Company has a 50% interest in a denim manufacturing facility in Mexico and is assessing the feasibility of additional manufacturing platforms within certain trade blocs in order to compete more effectively in these markets.

The Company has several objectives in pursuing its Mexican initiatives. The Company is seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut-and-sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. The Company is also seeking to gain production cost advantages while benefiting from its technological expertise. The Company exports basic denims made by Parras Cone by utilizing Cone's distribution network.

Cone Decorative Fabrics and Cone Jacquards export approximately 10% of their sales volume. Styling and service are the principal competitive factors affecting its position in these markets. The Company believes that there is an international demand for U.S. styling and design.

Trademarks, Copyrights and Patents

The Company owns several registered trademarks containing the "Cone" name and pine cone design. In addition, the Company holds various other trademarks, trade names, copyrights and patents used in connection with its business and products, both domestically and internationally. The Company believes that the name recognition of Cone Mills and its reputation for quality, service and product development have value in both domestic and international markets.

Customers

The Company has one customer, Levi Strauss ("Levi"), which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 37%, 49% and 39% of sales in 1997, 1996 and 1995, respectively. The loss of Levi as a customer, or a significant reduction in its purchases from the Company, would have a material adverse effect on the Company's financial position and results of operations.

Levi has been a customer of the Company since 1915 and a close, cooperative supplier/customer relationship has evolved through the development of the Company's proprietary fabrics for use in Levi's 501(R) family of jeans. In addition to supplying fabrics for Levi's 501(R) family of jeans, the Company sells other denim fabrics to Levi. Because the Company is Levi's major denim supplier, Levi initiated discussions with the Company in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, which confirms that Levi will continue to use only Cone's proprietary denim fabrics in manufacturing Levi's 501(R) family of jeans and that Cone will continue to supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone will continue to be subject to customary negotiations between the parties.

The Supply Agreement expires on March 30, 2003 and is automatically extended, unless either party gives notice otherwise, for an additional year so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement at any time upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

Backlog

The Company's order backlog was approximately $157 million at December 28, 1997, as compared to approximately $132 million at December 29, 1996. Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, the Company has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at December 28, 1997, will be filled within the first quarter of 1998.

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

Employees

At January 31, 1998, the Company employed approximately 6,100 persons, of whom approximately 1,200 were salaried and approximately 4,900 were hourly employees. Of such hourly employees, approximately 1,900 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 950 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

Item 2.  Property

Cone's U.S. manufacturing facilities consist of nine plants, seven located in North Carolina and two in South Carolina, with approximately 4.4 million square feet of floor space. The apparel fabrics and home furnishings products segments operate six and three plants, respectively. The Company also maintains several distribution centers and warehouses. Internationally, the Company has a 50% interest in a 575,000 square foot denim manufacturing facility in Parras, Mexico.

All such  facilities  are maintained in good condition and are both adequate and
suitable  for  their  respective   purposes.   Even  when  such  facilities  are
substantially fully utilized, the Company believes that it is properly positioned to expand productive capacity. Additional higher margin fabrics can be produced through changes in product mix and acquisition of yarn and greige goods from outside sources for further processing and finishing.

All U.S. manufacturing facilities are held in fee and are substantially free of any significant liens or other encumbrances. The Mexican denim facility serves as collateral for a portion of the debt of the joint venture company.

The Company leases its executive and administrative offices, located in Greensboro, North Carolina. Other offices, located in various U.S. cities, Brussels, and Singapore, are leased from unrelated parties.

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

The Company and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 4A. Executive Officers of the Registrant

Name                                  Age      Position with the Company
----                                  ---      -------------------------

J. Patrick Danahy                     54      Director, President, and
                                                Chief Executive Officer

John L. Bakane                        47      Director,
                                                Executive Vice President and
                                                President Apparel Products Group

Anthony L. Furr                       54      Vice President and
                                                Chief Financial Officer

Marvin A. Woolen, Jr.                 57      Vice President-Cotton Purchasing

James S. Butner                       52      Vice President

Neil W. Koonce                        50      Vice President and
                                                General Counsel

Terry L. Weatherford                  55      Vice President and Secretary

David E. Bray                         59      Treasurer

Gary L. Smith                         39      Controller

All officers of the Registrant are elected or reelected each year at the Annual Meeting of the Board of Directors or at other times as necessary. All officers serve at the pleasure of the Board of Directors and until their successors are elected and qualified.

J. Patrick Danahy joined the Company in 1971. He has been a Director since 1989 and President and Chief Executive Officer since 1990.

John L. Bakane joined the Company in 1975. He was named Chief Financial Officer in 1988 and was elected to the Board of Directors in 1989. He was elected Executive Vice President in 1995. In November 1996, he assumed responsibility for management of the Denim

Group of the Company and in April 1997 he was appointed President of Cone Apparel Products Group.

Anthony L. Furr joined the Company in May 1997 as Vice President and Chief Financial Officer. From 1992 to 1995 he was Chairman, President and Chief Executive Officer of Wachovia Bank of South Carolina, N.A. and Executive Vice President of the parent Wachovia Corporation for whom he served as Executive Vice President and Chief Financial Officer from 1990 to 1992.

Marvin A. Woolen was employed by the Company in July 1995 as director of cotton purchasing. He has been in the cotton sales, merchandising, purchasing, classing and shipping business since 1971. From 1988 to 1995 he was president of Rollins Company, a cotton shipping firm. He was elected Vice President in 1997.

James S. Butner has been employed by the Company since 1984. He was named corporate Vice President for Industrial and Public Relations in 1988.

Neil W. Koonce was employed by the Company in 1974. He has been General Counsel since 1987 and Vice President since 1989.

Terry L. Weatherford was employed by the Company and elected Assistant Secretary in May 1993. He was elected Secretary in December 1993. In 1995 he also was elected Vice President.

David E. Bray has been employed by the Company since 1977 and has been Treasurer since 1988.

Gary L. Smith was employed by the Company in 1981 and was serving as Manager of Business Analysis when he was elected Assistant Controller in 1994. He was named Controller in December 1996.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

The Company's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The approximate number of holders of record of the Company's Common Stock as of February 27, 1998 was 449.

Information required by this Item on the sales prices and dividends of the Common Stock of the Company appearing under the heading "Quarterly Financial Data (Unaudited)" on page 38 of the

Registrant's 1997 Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

The information appearing under the heading "Historical Financial Review" on page 40 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 14 thru 18 of the Registrant's 1997 Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not required for the Company in 1997.

Item 8.   Financial Statements and Supplementary Data

The consolidated financial statements and notes thereto, appearing on pages 20 through 38 of the Registrant's 1997 Annual Report to Shareholders, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 12, 1998, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.

Item 11.   Executive Compensation.

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive

Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 12, 1998, and is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 12, 1998, and is hereby incorporated by reference.

Item 13.   Certain Relationships and Related Transactions.

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 12, 1998 and is hereby incorporated by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

                        Report of Independent Auditor

                        Consolidated Statements of Operations for the Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

                        Consolidated Balance Sheets as of December 28, 1997 and December 29, 1996

                        Consolidated Statements of Stockholders' Equity for the Years Ended December 28, 1997, December 29, 1996 and December 31, 1995

                        Consolidated Statements of Cash Flows for the Years Ended December 28, 1997, December 29, 1996 and

                        December 31, 1995

                        Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 22 through 23 hereto.

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

(b)               Reports on Form 8-K

                        No report on 8-K was filed during the fourth quarter of 1997.

                             MCGLADREY & PULLEN, LLP

                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS



          INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE




To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

     Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.





                                               /s/  McGLADREY & PULLEN, LLP
                                                    McGladrey & Pullen, LLP

[zz]



Greensboro, North Carolina
February 13, 1998

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
     Years Ended December 28, 1997, December 29, 1996 and December 31, 1995
                             (amounts in thousands)


                     Column A                                       Column B           Column C            Column D        Column E
----------------------------------------------------                --------           --------            --------        --------
                                                                                      Additions
                                                                                ----------------------
                                                                     Balance       (1)          (2)
                                                                       at       Charged to   Charged to                     Balance
                                                                    beginning    costs and     other                        at end
                    Description                                     of period    expenses     accounts    Deductions       of period
                    -----------                                     ---------    --------     --------    ----------       ---------
December 28, 1997
     Valuation accounts deducted
       from the assets to which
       they apply:
          Provision for doubtful Accounts                             $3,000       $  624       $ --       $2,124(a)(c)       $1,500
                                                                      ------       ------       ----       ------             ------

          Reserve for inventory (b)                                       --        5,075         --           --              5,075
                                                                      ------       ------       ----       ------             ------
          Reserve for fixed asset writedowns                           2,638           --         --        1,000              1,638
                                                                      ------       ------       ----       ------             ------
     Reserve for loss on real estate disposal                          4,500           --         --        4,500                 --
                                                                      ------       ------       ----       ------             ------
     Reserve for future losses(b)                                      1,725          950         --        1,318              1,357
                                                                      ------       ------       ----       ------             ------

December 29, 1996
     Valuation accounts deducted
       from the assets to which
       they apply:
          Provision for doubtful Accounts                             $3,200       $  127       $ --       $  327(a)          $3,000
                                                                      ------       ------       ----       ------             ------

          Reserve for fixed asset writedowns (b)                          --        2,638         --           --              2,638
                                                                      ------       ------       ----       ------             ------
     Reserve for loss on real estate disposal (b)                         --        4,500         --           --              4,500
                                                                      ------       ------       ----       ------             ------
     Reserve for future losses (b)                                     2,644        1,522         --        2,441              1,725
                                                                      ------       ------       ----       ------             ------

December 31, 1995
     Valuation accounts deducted
       from the assets to which
       they apply:
          Provision for doubtful Accounts                             $3,000       $  411       $ --       $  211(a)          $3,200
                                                                      ------       ------       ----       ------             ------

          Reserve for inventory                                           45           --         --           45                 --
                                                                      ------       ------       ----       ------             ------
     Reserve for future losses (b)                                        --        2,644         --           --              2,644
                                                                      ------       ------       ----       ------             ------

(a)  Represents bad debts charged off.
(b)  Represents reserves charged to costs and expenses.
(c) Includes reduction of $1,750 related to sale of receivables to Cone Receivables, LLC.

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*2.1(a)          Purchase Agreement between Registrant
                 and Cone Receivables LLC dated as of
                 March 25, 1997, filed as Exhibit 2.1(l)
                 to Registrant's  report on Form 10-Q
                 for the quarter ended March 30, 1997.

*2.1(b)          Receivables Purchase Agreement dated
                 as of March 25, 1997, among Cone
                 Receivables LLC, as Seller, the
                 Registrant, as Servicer, and
                 Delaware Funding Corporation, as
                 buyer, filed as Exhibit 2.1(m) to
                 Registrant's report on Form 10-Q
                 for the quarter ended March 30, 1997.

*2.2(a)          Investment Agreement dated as of
                 June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
                 Garcia Muriel, and Cone Mills
                 Corporation, filed as Exhibit 2.2(a)
                 to Registrant's report on Form 10-Q for
                 the quarter ended July 4, 1993, with
                 exhibits herein numbered 2.2(b),(c),
                 (d), (f), (g), and (j) attached.

*2.2(b)          Commercial Agreement dated as of June
                 25, 1993, among Compania Industrial de
                 Parras, S.A. de C.V., Cone Mills
                 Corporation and Parras Cone de Mexico,
                 S.A., filed as Exhibit 2.2(b) to
                 Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

*2.2(c)          Guaranty  Agreement  dated as of June 25,
                 1993, between Cone Mills Corporation
                 and Compania Industrial de Parras, S.A.
                 de C.V., filed as Exhibit 2.2(c) to
                 Registrant's report on Form 10-Q for
                 the quarter ended July 4, 1993.

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*2.2(d)          Joint Venture Agreement dated as of
                 June 25, 1993, between Compania
                 Industrial de Parras, S.A. de C.V.,
                 and Cone Mills (Mexico), S.A. de C.V.
                 filed as Exhibit 2.2(d) to
                 Registrant's report on Form 10-Q for
                 the quarter ended July 4, 1993.

*2.2(e)          First Amendment to Joint Venture
                 Agreement dated as of June 14, 1995,
                 between Compania Industrial de Parras,
                 S.A. de C.V., and Cone Mills (Mexico),
                 S.A. de C.V., filed as Exhibit 2.2(e)
                 to the Registrant's report on Form 10-Q
                 for the quarter ended July 2, 1995.

*2.2(f)          Joint Venture Registration Rights
                 Agreement dated as of June 25, 1993,
                 among Parras Cone de Mexico, S.A.,
                 Compania Industrial de Parras, S.A. de
                 C.V. and Cone Mills (Mexico),
                 S.A. de C.V. filed as Exhibit 2.2(e)
                 to Registrant's report on Form 10-Q
                 for the quarter ended July 4, 1993.

*2.2(g)          Parras Registration Rights Agreement
                 dated as of June 25, 1993, between Compania
                 Industrial de Parras, S.A. de C.V. and
                 Cone Mills Corporation filed as Exhibit
                 2.2(f) to the Registrant's report on Form
                 10-Q for the quarter ended July 4, 1993.

*2.2(h)          Guaranty Agreement dated as of June 14,
                 1995, between Compania Industrial de
                 Parras, S.A. de C.V. and Cone Mills
                 Corporation filed as Exhibit 2.2(h) to
                 the Registrant's report on Form 10-Q
                 for the quarter ended July 2, 1995.

*2.2(i) Guaranty Agreement dated as of June 15, 1995, between Cone Mills Corporation and Morgan Guaranty Trust Company of New York filed as
                 Exhibit 2.2(i) to the Registrant's report on Form 10-Q for the quarter ended July 2, 1995.

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*2.2(j)          Support Agreement dated as of June 25,
                 1993, among Cone Mills Corporation, Sr.
                 Rodolfo L. Garcia, Sr. Rodolfo Garcia
                 Muriel and certain other person listed
                 herein ("private stockholders") filed
                 as Exhibit 2.2(g) to Registrant's
                 report on Form 10-Q for the quarter
                 ended July 4, 1993.

*2.2(k)          Call Option dated September 25, 1995,
                 between Registrant and SMM Trust, 1995
                 - M, a Delaware business trust, filed
                 as Exhibit 2.2(k) to the Registrant's
                 report on Form 10-Q for the quarter
                 ended October 1, 1995.

*2.2(l)          Put Option dated September 25, 1995,
                 between Registrant and SMM Trust, 1995
                 - M, a Delaware business trust, filed
                 as Exhibit 2.2(l) to the Registrant's
                 report on Form 10-Q for the quarter
                 ended October 1, 1995.

*2.2(m)          Letter Agreement dated January 11, 1996
                 among Registrant, Rodolfo Garcia
                 Muriel, and Compania Industrial de
                 Parras, S.A. de C.V., filed as Exhibit
                 2.2(m) to the Registrant's report on
                 Form 10-K for the year ended December
                 31, 1995.

*2.3             Olympic Division Acquisition Agreement
                 by and among Vitafoam Incorporated,
                 British Vita PLC, and Registrant
                 dated January 19, 1996 with related
                 Lease Agreement, Lease Agreement and
                 Option to Purchase, Sublease Agreement,
                 Services Agreement, License Agreement
                 and Hold Back Escrow Agreement, each
                 dated January 22, 1996.  The Acquisition
                 Agreement and related agreements were
                 filed as Exhibit 2.4 to the Registrant's report on Form 10-K for the year ended
                 December 31, 1995. The following
                 exhibits and schedules to the Acquisition

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

                 Agreement have been omitted. The
                 Registrant hereby undertakes to furnish
                 supplementally a copy of such omitted
                 exhibit or schedule to the Commission
                 upon request.

                 Exhibits
                 --------
                     Exhibit A1                  Form of Buyer Lease
                     Exhibit A2                  Form of Buyer Lease
                     Exhibit B                   Form of Holdback Escrow
                                                  Agreement
                     Exhibit C1                  Facility 1
                     Exhibit C2                  Facility 2
                     Exhibit C3                  Facility 3
                     Exhibit C4                  Facility 4
                     Exhibit C5                  Facility 5
                     Exhibit C6                  Facility 6
                     Exhibit D                   Form of Sublease Agreement
                     Exhibit E                   Form of Opinion of Buyer's
                                                  Counsel
                     Exhibit F                   Form of Opinion of Seller's
                                                  Counsel
                     Exhibit G                   Form of Assumption Agreement
                     Exhibit H                   Form of Services Agreement
                     Exhibit I                   Inventory Valuation Principles
                     Exhibit J                   Form of License Agreement

                     Schedules
                     ---------
                     Schedule 1.1(a)             Excluded Assets
                     Schedule 1.1(b)             Tangible Fixed Assets
                     Schedule 2.8                Assigned Contracts
                     Schedule 2.10               Allocation of Purchase
                                                  Price
                     Schedule 4.3                Consents and
                                                  Authorizations
                     Schedule 4.7                Contracts by Category
                     Schedule 4.9                Litigation
                     Schedule 4.11               Tax Matters
                     Schedule 4.12               Licenses and Permits
                     Schedule 4.14               Tangible Personal
                                                  Property
                     Schedule 4.15               Employees and Wage Rates
                     Schedule 4.16               Insurance Policies
                     Schedule 4.17               Intellectual Property

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

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

*4.1             Restated Articles of Incorporation of
                 the Registrant effective August 25,
                 1993, filed as Exhibit 4.1 to
                 Registrant's report on Form 10-Q for
                 the quarter ended October 3, 1993.

*4.2             Amended and Restated Bylaws of Registrant,
                 Effective June 18, 1992, filed as Exhibit
                 3.5 to the Registrant's Registration
                 Statement on Form S-1 (File No. 33-46907).

*4.3             Note Agreement dated as of August 13,
                 1992, between Cone Mills Corporation
                 and The Prudential Insurance Company of
                 America, with form of 8% promissory
                 note attached, filed as Exhibit 4.01 to
                 the Registrant's report on Form 8-K
                 dated August 13, 1992.

*4.3(a)          Letter Agreement dated September 11,
                 1992, amending the Note Agreement dated
                 August 13, 1992, between the Registrant
                 and The Prudential Insurance Company of
                 America filed as Exhibit 4.2 to the
                 Registrant's report on Form 8-K dated
                 March 1, 1995.

*4.3(b)          Letter Agreement dated July 19, 1993,
                 amending the Note Agreement dated
                 August 13, 1992, between the Registrant
                 and The Prudential Insurance Company of
                 America filed as Exhibit 4.3 to the
                 Registrant's report on Form 8-K dated
                 March 1, 1995.

*4.3(c)          Letter Agreement dated June 30, 1994,
                 amending the Note Agreement dated

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

                 August 13, 1992, between the Registrant
                 and The Prudential Insurance Company of
                 America filed as Exhibit 4.4 to the
                 Registrant's report on Form 8-K dated
                 March 1, 1995.

*4.3(d) Letter Agreement dated November 14, 1994, amending the Note Agreement dated
                 August 13, 1992, between the Registrant
                 and The Prudential Insurance Company of
                 America filed as Exhibit 4.5 to the
                 Registrant's report on Form 8-K dated
                 March 1, 1995.

*4.3(e)          Letter Agreement dated as of June 30,
                 1995, amending the Note Agreement dated
                 August 13, 1992, between the Registrant
                 and The Prudential Insurance Company
                 of America filed as Exhibit 4.3(e) to
                 the Registrant's report on Form 10-Q
                 for the quarter ended July 2, 1995.

*4.3(f)          Letter Agreement dated as of June 30,
                 1995, between the Registrant and
                 The Prudential Insurance Company
                 of America superseding Letter Agreement
                 filed as Exhibit 4.3(e) to the
                 Registrant's report on Form 10-Q
                 for the quarter ended July 2, 1995.

*4.3(g)          Letter Agreement dated as of March 30,
                 1996, between the Registrant and The
                 Prudential Insurance Company of America
                 filed as Exhibit 4.3(g) to the
                 Registrant's report on Form 10-Q for
                 the quarter ended March 31, 1996.

*4.3(h)          Letter Agreement dated as of January
                 31, 1997, between the Registrant and
                 The Prudential Insurance Company of
                 America filed as Exhibit 4.3(h) to the
                 Registrant's report on Form 10-K for
                 the year ended December 29, 1996.

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*4.3(i)          Letter Agreement dated as of July 31,
                 1997, between the Registrant and the
                 Prudential Insurance Company of
                 America, filed as Exhibit 4.3(i) to the
                 Registrant's report on Form 10-Q for
                 the quarter ended September 28, 1997.

*4.4             Credit Agreement dated August 7, 1997,
                 among the Registrant, various banks and
                 Morgan Guaranty Trust Company of New
                 York as agent, filed as Exhibit 4.4 to
                 the Registrant's report on Form 10-Q
                 for the quarter ended September 28,
                 1997.

*4.5             Specimen Class A Preferred Stock
                 Certificate, filed as Exhibit 4.5
                 to the Registrant's Registration
                 Statement on Form S-1(File No. 33-46907).

*4.6             Specimen Common Stock Certificate,
                 effective June 18, 1992, filed as
                 Exhibit 4.7 to the Registrant's
                 Registration Statement on Form S-1
                 (File No. 33-46907).

*4.7             The 401(k) Program of Cone Mills
                 Corporation, amended and restated
                 effective December 1, 1994, filed as
                 Exhibit 4.8 to the Registrant's report
                 on Form 10-K for year ended January 1,
                 1995.

*4.7(a)          First Amendment to the 401(k) Program
                 of Cone Mills Corporation dated May 9,
                 1995, filed as Exhibit 4.8(a) to the
                 Registrant's report on Form 10-K for
                 year ended December 31, 1995.

*4.7(b)          Second Amendment to the 401(k)
                 Program of Cone Mills Corporation
                 dated December 5, 1995, filed as
                 Exhibit 4.8(b) to the Registrant's

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

                 Report on Form 10-K for year ended
                 December 31, 1995.

*4.7(c)          Third Amendment to the 401(k) Program
                 of Cone Mills Corporation dated August
                 7, 1997, filed as Exhibit 4.7(c) to the
                 Registrant's report on Form 10-Q for
                 the quarter ended September 28, 1997.

4.7(d)           Fourth Amendment to the 401(k)
                 Program of Cone Mills Corporation
                 dated December 4, 1997.                                  38


*4.8             Cone Mills Corporation 1983 ESOP as
                 amended and restated effective December
                 1, 1994, filed as Exhibit 4.9 to the
                 Registrant's report on Form 10-K for
                 year ended January 1, 1995.

*4.8(a)          First Amendment to the Cone Mills
                 Corporation 1983 ESOP dated May 9,
                 1995, filed as Exhibit 4.9(a) to the
                 Registrant's report on Form 10-K for
                 year ended December 31, 1995.

*4.8(b)          Second Amendment to the Cone Mills
                 Corporation 1983 ESOP dated December 5,
                 1995, filed as Exhibit 4.9(b) to the
                 Registrant's report on Form 10-K for
                 year ended December 31, 1995.

*4.8(c)          Third Amendment to the Cone Mills
                 Corporation 1983 ESOP dated August 7,
                 1997, filed as Exhibit 4.8(c) to the
                 Registrant's report on Form 10-Q for
                 the quarter ended September 28, 1997.

4.8(d)           Fourth Amendment to the Cone Mills
                 Corporation 1983 ESOP dated
                 December 4, 1997.                                        40

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*4.9             Indenture dated as of February 14,
                 1995, between Cone Mills Corporation
                 and Wachovia Bank of North Carolina,
                 N.A. as Trustee, filed as Exhibit 4.1
                 to Registrant's Registration Statement
                 on Form S-3 (File No. 33-57713).

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

*10.1(c)         Third Amendment to the Employees'
                 Retirement Plan of Cone Mills
                 Corporation dated August 16, 1996,
                 filed as Exhibit 10.1(c) to the
                 Registrant's report on Form 10-K for
                 the year ended December 29, 1996.

*10.1(d)         Fourth Amendment to the Employees'
                 Retirement Plan of Cone Mills
                 Corporation, filed as Exhibit 10 to the
                 Registrant's report on Form 10-Q for
                 the quarter ended

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

                 September 28, 1997.

 10.1(e)         Fifth Amendment to Employees'
                 Retirement Plan of Cone Mills
                 Corporation dated December 4, 1997.                      41

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

*10.7            1992 Stock Option Plan of Registrant
                 filed as Exhibit 10.9 to the
                 Registrant's Report on Form 10-K for
                 the year ended December 29, 1991.

*10.7(a)         Amended and Restated 1992 Stock Plan
                 filed as Exhibit 10.1 to
                 Registrant's report on Form 10-Q

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

                 for the quarter ended March 31, 1996.

*10.8            Form of Incentive Stock Option
                 Agreement under 1992 Stock Option Plan
                 filed as Exhibit 10.10 to the
                 Registrant's report on Form 10-K for
                 the year ended January 3, 1993.

*10.8(a)         Form of Nonqualified Stock Option
                 Agreement under 1992 Stock Option Plan,
                 filed as Exhibit 10.8(a) to the
                 Registrant's report on Form 10-K for
                 the year ended December 29, 1996.

*10.8(b)         Form of Nonqualified Stock Option
                 Agreement under 1992 Amended and
                 Restated Stock Plan, filed as Exhibit
                 10.8(b) to the Registrant's report on
                 Form 10-K for the year ended December
                 29, 1996.

 10.8(c)         Form of Restricted Stock Award
                 Agreement under 1992 Amended and
                 Restated Stock Plan.                                     44

*10.9            1994 Stock Option Plan for Non-Employee
                 Directors of Registrant filed as
                 Exhibit 10.9 to Registrant's report on
                 Form 10-K for the year ended January 2,
                 1994.

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

*10.11           Management Incentive Plan of the
                 Registrant filed as Exhibit 10.11(b) to
                 Registrant's report on Form 10-K for
                 the year ended January 3, 1993.

Exhibit                                                             Sequential
  No.            Description                                          Page No.
  ---            -----------                                          --------

*10.12           1997 Senior Management Incentive
                 Compensation Plan filed as Exhibit 10.2
                 to Registrant's report on Form 10-Q for
                 the quarter ended March 31, 1996.

*10.13           1997 Senior Management Discretionary
                 Bonus Plan, filed as Exhibit 10.13 to
                 the Registrant's report on Form 10-K
                 for the year ended December 29, 1996.

 10.14           Consulting Agreement between Dewey L.
                 Trogdon and the Registrant dated
                 December 19, 1997.                                       48

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

   21            Subsidiaries of the Registrant.                          50

 23.l            Consent of McGladrey & Pullen, LLP,
                 independent auditor, with respect to
                 the incorporation by reference in the
                 Registrant's Registration Statements
                 on Form S-8 (Nos. 33-31977; 33-31979;
                 33-51951; 33-51953; 33-53705 and
                 33-67800) of their reports on the
                 consolidated financial statements
                 and schedules included in this
                 Annual Report on Form 10-K.                              51

 27              Financial Data Schedule                                  52

---------
* Incorporated by reference to the statement or report indicated.

                                                                         Page 36
                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CONE MILLS CORPORATION

Date:  March 26, 1998               By:  /s/ J. Patrick Danahy
      ----------------                   ---------------------
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

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Dewey L. Trogdon             Chairman of the Board            March 26, 1998
---------------------
(Dewey L. Trogdon)


/s/ J. Patrick Danahy            Director, President              March 26, 1998
---------------------            and Chief Executive
(J. Patrick Danahy)              Officer (Principal
                                 Executive Officer)


/s/ Anthony L. Furr              Vice President and               March 26, 1998
---------------------            Chief Financial Officer
(Anthony L. Furr)

/s/ Gary L. Smith                Controller                       March 26, 1998
---------------------            (Principal Accounting
(Gary L. Smith)                   Officer)



/s/ John L. Bakane               Director                         March 26, 1998
---------------------
(John L. Bakane)


/s/ Doris R. Bray                Director                         March 26, 1998
---------------------
(Doris R. Bray)

      Signature                         Title                         Date
      ---------                         -----                         ----

/s/ Jeanette C. Kimmel           Director                         March 26, 1998
----------------------
(Jeanette C. Kimmel)


/s/ Charles M. Reid              Director                         March 26, 1998
----------------------
(Charles M. Reid)


/s/ John W. Rosenblum            Director                         March 26, 1998
---------------------
(John W. Rosenblum)


                                 Director                         March 26, 1998
(Cyrus C. Wilson)