Form 10-Q
period 1998-03-29
CONE MILLS CORP
filed 1998-05-08
CIK 23304

Page 1 of 44
                                    Index to Exhibits-Pages 18-25

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   March 29, 1998

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

                           (336) 379-6220
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of April 22, 1998:
26,165,933 shares.

                         CONE MILLS CORPORATION

                                  INDEX

                                                                      Page
                                                                      Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

            Consolidated Condensed Statements of Operations
              Thirteen weeks ended March 29, 1998
              and March 30, 1997 (Unaudited)............................3

            Consolidated Condensed Balance Sheets
              March 29, 1998 and March 30, 1997
              (Unaudited) and December 28, 1997.........................4

            Consolidated Condensed Statements of Cash Flows
              Thirteen weeks ended March 29, 1998
              and March 30, 1997 (Unaudited)............................5

            Notes to Consolidated Condensed Financial Statements
            (Unaudited).................................................6

Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations...............10


PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings..............................................16
Item 6.  Exhibits and Reports on Form 8-K...............................17

                                   PART I
Item 1.

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                          (in thousands, except per share data)

                                                            Thirteen          Thirteen
                                                           Weeks Ended       Weeks Ended
                                                          March 29, 1998    March 30, 1997
                                                           (Unaudited)        (Unaudited)

Net Sales                                                    $  190,171      $  174,714

Operating Costs and Expenses:
        Cost of sales                                           159,846         148,059
        Selling and administrative                               19,779          18,304
        Depreciation                                              7,174           6,671
        Restructuring                                                 -             655

                                                                186,799         173,689

Income from Operations                                            3,372           1,025

Other Income (Expense):
        Interest income                                             611             188
        Interest expense                                         (3,547)         (3,683)

                                                                 (2,936)         (3,495)

Income (Loss) before Income Taxes (Benefit) and Equity
        in Earnings (Losses) of Unconsolidated Affiliate            436          (2,470)

Income Taxes (Benefit)                                              144            (988)

Income (Loss) before Equity in Earnings (Losses)
        of Unconsolidated Affiliate                                 292          (1,482)

Equity in Earnings (Losses) of Unconsolidated Affiliate           1,252            (513)

Net Income (Loss)                                            $    1,544      $   (1,995)

Income (Loss) Available to Common Shareholders               $      791          (2,715)

Earnings (Loss) Per Share - Basic and Diluted                $      .03      $     (.10)

Weighted Average Common Shares Outstanding:
        Basic                                                    26,183          26,237
        Diluted                                                  26,210          26,237


See Notes to Consolidated Condensed Financial Statements.

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED BALANCE SHEETS
                    (in thousands, except share and par value data)


                                                                                 March 29,     March 30,     December 28,
                                                                                   1998          1997           1997
ASSETS                                                                          (Unaudited)   ((Unaudited)     (Note)
        Current Assets:
                Cash                                                             $     525     $   1,148      $     856
                Accounts receivable, less allowances of
                        $1,500, $1,250 and $1,500                                   25,063        27,862         19,958
                Subordinated note receivable                                        39,886        31,292         23,842
                Inventories                                                        122,287       145,491        115,663
                Other current assets                                                18,913        12,716         19,228

                         Total Current Assets                                      206,674       218,509        179,547

        Investments in Unconsolidated Affiliates                                    38,033        33,631         36,781
        Other Assets                                                                37,844        39,819         38,431
        Property, Plant and Equipment                                              250,017       249,689        251,887

                                                                                 $ 532,568     $ 541,648      $ 506,646


LIABILITIES AND STOCKHOLDERS' EQUITY
        Current Liabilities:
                Notes payable                                                    $   7,500     $  25,190      $   4,500
                Current maturities of long-term debt                                10,714        10,754         10,714
                Accounts payable                                                    39,962        33,055         32,994
                Sundry accounts payable and accrued liabilities                     45,465        44,121         49,588
                Deferred income taxes                                               20,436        23,594         23,370

                        Total Current Liabilities                                  124,077       136,714        121,166

        Long-Term Debt                                                             161,767       150,079        139,656
        Deferred Income Taxes                                                       40,913        40,598         38,523
        Other Liabilities                                                           10,936        10,229         10,781

        Stockholders' Equity:
                Class A preferred stock - $100 par value; authorized
                1,500,000 shares; issued and outstanding 383,948 shares             38,395        38,395         38,395
                Class B preferred stock - no par value; authorized
                         5,000,000 shares                                                -             -              -
                Common stock - $.10 par value; authorized 42,700,000
                        shares; issued and outstanding 26,166,933 shares;
                        1997, 26,119,133 shares and 26,201,633 shares                2,617         2,612          2,620
                Capital in excess of par                                            62,057        61,625         62,300
                Retained earnings                                                  101,039       109,879        102,449
                Deferred compensation - restricted stock                              (702)            -           (740)
                Accumulated other comprehensive income                              (8,531)       (8,483)        (8,504)

                        Total Stockholders' Equity                                 194,875       204,028        196,520

                                                                                 $ 532,568     $ 541,648      $ 506,646


Note: The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                   Thirteen          Thirteen
                                                                  Weeks Ended       Weeks Ended
                                                                 March 29, 1998    March 30, 1997
                                                                  (Unaudited)       (Unaudited)

Cash Used in Operations                                            $  (14,461)       $ (8,044)

Investing
        Proceeds from sale of property, plant and equipment             2,566           1,225
        Capital expenditures                                           (6,790)         (6,556)
        Other                                                               -          (1,500)

                Cash used in investing                                 (4,224)         (6,831)

Financing
        Net borrowings under line of credit agreements                  3,000          19,923
        Decrease in checks issued in excess of deposits                (3,446)         (3,475)
        Proceeds from long-term debt borrowings                        22,000               -
        Dividends paid - Class A Preferred                             (2,954)            (55)
        Other                                                            (246)         (1,388)

                Cash provided by financing                             18,354          15,005

                Net change in cash                                       (331)            130

Cash at Beginning of Period                                               856           1,018

Cash at End of Period                                              $      525        $  1,148



Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:

        Interest, net of interest capitalized                      $    6,520        $  7,045

        Income taxes, net of refunds                               $      (17)       $ (3,714)

Supplemental Schedule of Noncash Investing and Financing Activities:

        Receivable recorded from sale of division                  $        -        $  2,703

        Liability incurred for dividend payable                    $        -        $  2,777



See Notes to Consolidated Condensed Financial Statements.

                 CONE MILLS CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 29, 1998

Note 1.  Basis of Financial Statement Preparation

      The Cone Mills Corporation (the "Company") consolidated condensed financial statements for March 29, 1998 and March 30, 1997 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at March 29, 1998, March 30, 1997, and December 28, 1997, and the related consolidated condensed statements of operations and cash flows for the thirteen weeks ended March 29, 1998 and March 30, 1997. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

      These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal 1997.

      Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at March 29, 1998 and March 30, 1997 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.     Inventories

(in thousands)                        3/29/98     3/30/97    12/28/97

Greige and finished goods           $  83,391   $  93,131   $  81,130
Work in process                        10,578      12,060      11,260
Raw materials                          16,057      14,300      11,122
Supplies and other                     12,261      26,000      12,151
                                      -------     -------     -------
                                    $ 122,287   $ 145,491   $ 115,663
                                      =======     =======     =======

Note 3.     Long-Term Debt

(in thousands)                        3/29/98     3/30/97    12/28/97

Senior Note                         $  53,572   $  64,286   $  53,572
Revolving Credit Agreement             22,000           -           -
8 1/8% Debentures                      96,909      96,465      96,798
Other                                       -          82           -
                                      -------     -------     -------
                                      172,481     160,833     150,370
Less current maturities                10,714      10,754      10,714
                                      -------     -------     -------
                                    $ 161,767   $ 150,079   $ 139,656
                                      =======     =======     =======

Effective February 1998, the interest rate on the Company's Senior Note increased to 8.75%. Interest rates under the Revolving Credit Agreement are similar to the Company's unsecured short-term notes payable.

Note 4.     Class A Preferred Stock

The 1999 dividend rate for Class A Preferred Stock is 7.50%, payable March 31, 1999.

Note 5.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS").

(in thousands, except                        Thirteen          Thirteen
  per share data)                          Weeks Ended       Weeks Ended
                                             3/29/98           3/30/97

Net income (loss)                            $  1,544         $ (1,995)
Preferred stock dividends                        (753)            (720)
                                                -----            -----

Basic EPS - income (loss)
  available to common shareholders                791           (2,715)

Effect of dilutive securities                       -                -
                                                -----            -----

Diluted EPS - income (loss)
  available to common shareholders
  after assumed conversions                   $   791         $ (2,715)
                                                =====            =====


Determination of shares:

Basic EPS - weighted average shares            26,183           26,237

Effect of dilutive securities                      27                -
                                                -----            -----

Diluted EPS - adjusted weighted-
  average shares and assumed
  conversions                                  26,210           26,237
                                               ======           ======


Earnings (loss) per share:
  Basic                                      $    .03         $  ( .10)
                                               ======           ======
  Diluted                                    $    .03         $  ( .10)
                                               ======           ======

Common stock options outstanding at March 30, 1997 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 6.     Recent Account Pronouncements

Beginning in fiscal year 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is the total of net income and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income. Total comprehensive income for the periods was as follows:

(in thousands)                                Thirteen          Thirteen
                                            Weeks Ended       Weeks Ended
                                              3/29/98           3/30/97

Net income (loss)                             $ 1,544          $ (1,995)
Other comprehensive income (loss),
  currency translation adjustment                 (27)              ( 8)
                                                -----             -----
                                              $ 1,517          $ (2,003)
                                                =====             =====

Item 2.

                         MANAGEMENT'S DISCUSSION
                   AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter Ended March 29, 1998 Compared with First Quarter Ended March 30, 1997.

In the first quarter of 1998, Cone Mills experienced strong denim demand and began to experience better market conditions in decorative print fabrics markets. For the quarter, Cone Mills had sales of $190.2 million, up 8.8%, as compared with sales of $174.7 million for the first quarter of 1997. After eliminating the sales of businesses which were divested in 1997, sales were up approximately 11%. Higher sales of denim products, finishing services and jacquard fabrics accounted for the increase. Lower specialty sportswear sales, primarily shirting fabrics, partially offset the sales increases. International sales were $50.9 million, or 27% of total sales, as compared with $43.9 million, or 25% of sales, for the first quarter of 1997.

Cone Mills had net income for the first quarter of 1998 of $1.5 million, or $.03 per share after preferred dividends. For comparison, first quarter 1997 had a net loss of $2.0 million, or $.10 per share, including a pre-tax charge of $.7 million related to the consolidation of the Granite and Carlisle finishing operations.

Gross profit for the first quarter of 1998 (net sales less cost of sales and depreciation) was 12.2% of sales, as compared with 11.4% for the previous year. The increase was primarily the result of the improved sales volume, lower raw material costs and higher capacity utilization partially offset by additional expense at the Carlisle Finishing plant.

Business Segments. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                            First Quarter
                                    1998                    1997
                                    (Dollar amounts in millions)
NET SALES
   Apparel(1)               $  158.2     83.2%      $  148.4     84.9%
   Home Furnishings(2)          32.0     16.8           26.3     15.1
                               -----     ----          -----    -----
      Total                 $  190.2    100.0%      $  174.7    100.0%
                               =====    =====          =====    =====

OPERATING INCOME (LOSS)(3)
   Apparel                  $    6.8      4.3%      $    6.1      4.1%
   Home Furnishings             (2.2)    (7.0)          (3.5)   (13.4)
   Restructuring                   -        -            (.7)       -

(1)   Apparel includes synthetic fabrics net sales of $2.7 million in 1997.
(2) Home furnishings includes Greeff's and real estate's net sales of $1.4 million in 1997.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

   Apparel Fabrics. Apparel fabrics segment sales for the first quarter of 1998 were $158.2 million, up 6.6% from first quarter of 1997 sales of $148.4 million. Excluding sales of the synthetic fabric business which was sold in January 1997, first quarter 1998 sales were up approximately 9%. Increased sales of denims, partially offset by lower specialty sportswear sales, accounted for the increase. Average denim prices were essentially flat year over year. Cotton costs were down in the first quarter of 1998, reflecting more favorable world cotton prices. Denim manufacturing facilities operated at capacity during the first quarter of the 1998 period.

   For the first quarter of 1998, the apparel fabric segment had operating income of $6.8 million, or 4.3% of sales, as compared with $6.1 million, or 4.1% of sales, in the first quarter of 1997. Improved profits from denim operations in the first quarter of 1998 were substantially offset by unfavorable specialty sportswear results.

   Home Furnishings. For the first quarter of 1998, home furnishings segment sales were $32.0 million, up 21.8% as compared with $26.3 million for the first quarter of 1997. Excluding operating units sold in 1997, first quarter 1998 sales were up approximately 28%. Stronger commission finishing and jacquard fabric sales accounted for the increase. John Wolf sales were off slightly from year-ago levels. Home furnishings had an operating loss of $2.2 million, as compared with a loss of $3.5 million for the first quarter of 1997. With the exception of the Carlisle Finishing plant, home furnishings units substantially improved operating results in 1998 as compared with 1997.

Total Company selling and administrative expenses increased from $18.3 million for the first quarter of 1997 to $19.8 million in the first quarter of 1998, which included the expenses associated with the Company's increased marketing and merchandising efforts. Selling and administrative expenses were 10.4% of sales in the first quarter of 1998, as compared with 10.5% in the first quarter of 1997.

Income taxes as a percentage of pre-tax income for the first quarter of 1998 were 33.0% reflecting the tax benefit resulting from operation of the Company's foreign sales corporation.

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $1.3 million for the first quarter of 1998, as compared with a loss of $0.5 million for the first quarter of 1997. The 1998 results reflect full operating schedules compared with partially curtailed operations for the 1997 period.

The Company continues to experience strong denim sales and sales increases in home furnishings operations as the second quarter of 1998 begins. The Company's short-term operating imperatives are effective marketing for specialty sportswear, satisfactory manufacturing results from Carlisle Finishing and successful execution of the restructuring plan for John Wolf. New management is in place at each of these units. As the Company continues to make progress on marketing initiatives and cost control, improved operating effectiveness should follow.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, the $80 million Revolving Credit Facility and the $40 million Receivables Purchase Agreement. The Receivables Purchase

Agreement, a one-year facility, was renewed in March 1998. On March 29, 1998, the Company had funds available of $58.0 million under its Revolving Credit Facility.

During the first quarter of 1998, the Company generated cash from operating activities before changes in working capital of $6.7 million, as compared with $6.1 million for the first quarter of 1997. Working capital increases in 1998, primarily accounts receivable and inventories, were $21.2 million. Other sources of cash included proceeds of $2.6 million realized from the sale of old manufacturing equipment. Uses of cash included $6.8 million for capital expenditures, and $3.0 million for preferred stock dividends.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for working capital, capital spending, potential stock repurchases and financing for the foreseeable future.

On March 29, 1998, the Company's long-term capital structure consisted of $161.8 million of long-term debt and $194.9 million of stockholders' equity. For comparison, on March 30, 1997, the Company had $150.1 million of long-term debt and $204.0 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 47% at March 29, 1998, as compared with 44% at March 30, 1997.

Accounts and note receivable on March 29, 1998, were $64.9 million, an increase of $5.8 million, as compared with March 30, 1997. This increase in accounts and note receivable was primarily due to increases in sales. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 51 days of sales outstanding at March 29, 1998 and 49 days at March 30, 1997.

Inventories on March 29, 1998, were $122.3 million, down $23.2 million from March 30, 1997. The decrease was primarily due to the sale of operating units and lower denim finished goods inventories which were partially offset by increases in raw material levels.

Capital spending in the first quarter of 1998 was $6.8 million, as compared with $6.6 million for the first quarter of 1997. Capital spending in 1998 is expected to be approximately $37 million. Projects include new weaving machines and link ring spinning for the White Oak denim plant and additional looms for the jacquard facility.

The Company recognizes the business implications regarding the Year 2000 as it relates to computer programs and software systems. The Company is currently adopting new software and modifying existing software to ensure that business operations are not negatively impacted by the millennium change. The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations.

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

   Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, and (iv) the Company's relationships with Levi Strauss as its major customer. For a further description of these risks see the Company's 1997 Form 10-K, "Item 1. Business -Competition, -Raw Materials and Customers" and "Management's Discussion and Analysis of

   Results of Operations and Financial Condition -- Overview" of the Company's 1997 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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


Item 6.  Exhibits and Reports on Form 8-K

      (a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.
      (b)   Reports on Form 8-K.
            None

Exhibit                                                   Sequential
  No.       Description                                    Page No.

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

 2.1(c)     Amendment to Receivables Purchase
            Agreement dated March 24, 1998,
            between the Registrant and Delaware
            Funding Corporation.                               27

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

*2.2(b) Commercial Agreement dated as of June 25, 1993, among Compania Industrial de Parras, S.A.de C.V., Cone Mills Corporation and Parras Cone de Mexico, S.A., filed as Exhibit 2.2(b) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

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

*2.2(l) Put Option dated September 25, 1995, between Registrant and SMM Trust,1995 - M, a Delaware business trust, filed as Exhibit 2.2(l)to the Registrant's report on Form 10-Q for the quarter ended October 1, 1995.

*2.2(m)     Letter Agreement dated January 11, 1996
            among Registrant, Rodolfo Garcia Muriel, and Compania Industrial de Parras, S.A. de
            C.V.,filed as Exhibit 2.2(m) to the
            Registrant's  report on Form 10-K for
            the year ended December 31, 1995.

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

*4.3 Note Agreement dated as of August 13, 1992, between Cone Mills Corporation and The
            Prudential Insurance Company of America,

Exhibit                                                   Sequential
  No.       Description                                     Page No.

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

*4.3(c) Letter Agreement dated June 30, 1994, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America filed as Exhibit 4.4 to the Registrant's report on Form 8-K dated March 1, 1995.

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

*4.3(g) Letter Agreement dated as of March 30,1996, between the Registrant and The Prudential Insurance Company of America filed as Exhibit 4.3(g) to the Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

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

 4.3(j)     Modification to Note Agreement dated
            as of February 14, 1998, between the
            Registrant and The Prudential Insurance
            Company of America.                                30


*4.4 Credit Agreement dated August 7, 1997, among the Registrant, various banks and Morgan Guaranty Trust Company of New York as agent, filed as Exhibit 4.4 to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

Exhibit                                                  Sequential
  No.       Description                                   Page No.

*4.5        Specimen Class A Preferred Stock
            Certificate, filed as Exhibit 4.5
            to the Registrant's Registration
            Statement on Form S-1(File No. 33-46907).

*4.6        Specimen Common Stock Certificate, effective June 18, 1992, filed as
            Exhibit 4.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-46907).

*4.7 The 401(k)Program of Cone Mills Corporation, amended and restated effective December 1, 1994, filed as Exhibit 4.8 to the Registrant's report on Form 10-K for year ended January 1, 1995.

*4.7(a) First Amendment to the 401(k) Program of Cone Mills Corporation dated May 9, 1995, filed as Exhibit 4.8(a) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.7(b) Second Amendment to the 401(k) Program of Cone Mills Corporation dated December 5, 1995, filed as Exhibit 4.8(b) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.7(c) Third Amendment to the 401(k)Program of Cone Mills Corporation dated August 7, 1997, filed as Exhibit 4.7(c) to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*4.7(d) Fourth Amendment to the 401(k) Program of Cone Mills Corporation dated December 4, 1997, filed as Exhibit 4.7(d) to the Registrant's report on Form 10-K for the year

Exhibit                                                    Sequential
  No.       Description                                     Page No.

            ended December 28, 1998.

*4.8 Cone Mills Corporation 1983 ESOP as amended and restated effective December 1, 1994, filed as Exhibit 4.9 to the Registrant's report on Form 10-K for year ended January 1, 1995.

*4.8(a) First Amendment to the Cone Mills Corporation 1983 ESOP dated May 9,1995, filed as Exhibit 4.9(a) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.8(b) Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as Exhibit 4.9(b) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.8(c) Third Amendment to the Cone Mills Corporation 1983 ESOP dated August 7, 1997, filed as Exhibit 4.(c) to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*4.8(d) Fourth Amendment to the Cone Mills Corporation 1983 ESOP dated December 4, 1997, filed as Exhibit 4.8(d) to the Registrant's report on Form 10-K for the year ended December 28, 1997.

*4.9        Indenture dated as of February 14,
            1995, between Cone Mills Corporation
            and Wachovia Bank of North Carolina,
            N.A. as Trustee, filed as Exhibit 4.1
            to Registrant's Registration Statement
            on Form S-3 (File No. 33-57713).

Exhibit                                                  Sequential
  No.       Description                                   Page No.


 27         Financial Data Schedule                          44


* Incorporated by reference to the statement or report indicated.

                               SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CONE MILLS CORPORATION
                                    (Registrant)





Date  May 8, 1998                   /s/ Anthony L. Furr
     -------------------            -------------------
                                    Anthony L. Furr
                                    Vice President and
                                    Chief Financial Officer