Form 10-Q
period 1998-06-28
CONE MILLS CORP
filed 1998-08-10
CIK 23304

Page 1 of 29
                                                  Index to Exhibits-Pages 21-27

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 28, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of July 29, 1998:
26,160,033 shares.

                            CONE MILLS CORPORATION

                                    INDEX

                                                                         Page
                                                                         Number

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Consolidated Condensed Statements of Operations
                    Thirteen and twenty-six weeks ended
                    June 28, 1998 and June 29, 1997 (Unaudited).............3

                 Consolidated Condensed Balance Sheets
                    June 28, 1998 and June 29, 1997
                    (Unaudited) and December 28, 1997.......................4

                 Consolidated Condensed Statements of Cash Flows
                    Twenty-six weeks ended June 28, 1998
                    and June 29, 1997 (Unaudited)...........................5

                 Notes to Consolidated Condensed Financial Statements
                 (Unaudited)................................................6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.............11


PART II.         OTHER INFORMATION

Item 1.      Legal Proceedings.............................................18
Item 4.      Submission of Matters to a Vote of Security Holders...........19
Item 5.      Other Information.............................................20
Item 6.      Exhibits and Reports on Form 8-K..............................20

PART I Item 1.
                  CONE MILLS CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   (in thousands, except per share data)

                                                  Thirteen        Thirteen        Twenty-Six      Twenty-Six
                                                  Weeks Ended     Weeks Ended     Weeks Ended     Weeks Ended
                                                  June 28, 1998   June 29, 1997   June 28, 1998   June 29, 1997
                                                  (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

Net Sales                                         $  197,304      $  185,792      $  387,475      $  360,506

Operating Costs and Expenses:
  Cost of sales                                      163,352         156,286         323,198         304,345
  Selling and administrative                          20,813          20,778          40,592          39,082
  Depreciation                                         7,049           6,633          14,223          13,304
  Restructuring                                            -           1,154               -           1,809

                                                     191,214         184,851         378,013         358,540

Income from Operations                                 6,090             941           9,462           1,966

Other Income (Expense):
  Interest income                                        751             631           1,362             819
  Interest expense                                    (4,174)         (3,724)         (7,721)         (7,407)

                                                      (3,423)         (3,093)         (6,359)         (6,588)

Income (Loss) before Income Taxes (Benefit) and
  Equity in Earnings (Losses) of Unconsolidated
  Affiliate                                            2,667          (2,152)          3,103          (4,622)

Income Taxes (Benefit)                                   880            (684)          1,024          (1,672)

Income (Loss) before Equity in Earnings (Losses)
  of Unconsolidated Affiliate                          1,787          (1,468)          2,079          (2,950)

Equity in Earnings (Losses) of Unconsolidated
  Affiliate                                            1,264             397           2,516            (116)

Net Income (Loss)                                 $    3,051       $  (1,071)      $   4,595       $  (3,066)

Income (Loss) Available to Common Shareholders    $    2,331       $  (1,826)      $   3,122       $  (4,541)

Earnings (Loss) Per Share - Basic and Diluted     $      .09       $    (.07)      $     .12       $    (.17)

Weighted Average Common Shares Outstanding:
  Basic                                               26,166          26,102          26,175          26,170
  Diluted                                             26,280          26,102          26,246          26,170


See Notes to Consolidated Condensed Financial Statements.

                  CONE MILLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED BALANCE SHEETS
              (in thousands, except share and par value data)

                                                   June 28,    June 29,  December 28,
                                                     1998        1997       1997
ASSETS                                           (Unaudited) (Unaudited)   (Note)
  Current Assets:
    Cash                                          $   1,609  $   4,999    $     856
    Accounts receivable, less allowance
      of $1,500                                      24,652     21,186       19,958
    Subordinated note receivable                     44,970     39,491       23,842
    Inventories                                     123,618    129,970      115,663
    Other current assets                             23,947     10,425       19,228

       Total Current Assets                         218,796    206,071      179,547

  Investments in Unconsolidated Affiliates           39,297     34,028       36,781
  Other Assets                                       36,354     38,982       38,431
  Property, Plant and Equipment                     251,821    239,633      251,887

                                                  $ 546,268  $ 518,714    $ 506,646

LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities:
    Notes payable                                 $   1,500  $       -    $   4,500
    Current maturities of long-term debt             10,714     10,714       10,714
    Accounts payable                                 37,480     32,292       32,994
    Sundry accounts payable and accrued
      liabilities                                    47,757     49,519       49,588
    Deferred income taxes                            20,938     24,421       23,370

      Total Current Liabilities                     118,389    116,946      121,166

  Long-Term Debt                                    176,878    150,148      139,656
  Deferred Income Taxes                              41,964     38,300       38,523
  Other Liabilities                                  11,080     10,519       10,781

  Stockholders' Equity:
    Class A preferred stock - $100 par value;
      authorized 1,500,000 shares; issued and
      outstanding 383,948 shares                     38,395     38,395       38,395
    Class B preferred stock - no par value;
      authorized 5,000,000 shares                         -          -            -
    Common stock - $.10 par value; authorized
      42,700,000 shares; issued and outstanding
      26,165,933 shares; 1997, 26,099,533 shares
      and 26,201,633 shares                           2,617      2,610        2,620
    Capital in excess of par                         62,049     61,483       62,300
    Retained earnings                               104,089    108,811      102,449
    Deferred compensation - restricted stock           (655)         -         (740)
    Accumulated other comprehensive income           (8,538)    (8,498)      (8,504)

      Total Stockholders' Equity                    197,957    202,801      196,520

                                                  $ 546,268  $ 518,714    $ 506,646

Note: The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                 CONE MILLS CORPORATION AND SUBSIDIARIES
             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                                               Twenty-Six      Twenty-Six
                                                               Weeks Ended     Weeks Ended
                                                               June 28,1998    June 29,1997
                                                               (Unaudited)     (Unaudited)

Cash Provided by (Used in) Operations                          $    (9,869)    $     2,316

Investing
  Proceeds from divestitures                                             -          19,529
  Proceeds from sale of property, plant and equipment                5,017           3,564
  Capital expenditures                                             (16,706)        (10,739)
  Other                                                                  -          (1,500)

    Cash provided by (used in) investing                           (11,689)         10,854

Financing
  Net payments under line of credit agreements                      (3,000)         (5,267)
  Increase (decrease) in checks issued in excess of deposits        (8,488)            522
  Proceeds from long-term debt borrowings                           37,000               -
  Dividends paid - Class A Preferred                                (2,955)         (2,829)
  Other                                                               (246)         (1,615)

    Cash provided by (used in) financing                            22,311          (9,189)

  Net change in cash                                                   753           3,981
Cash at Beginning of Period                                            856           1,018

Cash at End of Period                                          $     1,609     $     4,999



Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:

  Interest, net of interest capitalized                        $     7,393     $     7,489

  Income taxes, net of refunds                                 $       522     $    (3,409)

Supplemental Schedule of Noncash Investing and Financing Activities:

  Receivable recorded from divestitures                        $         -     $     2,298


See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 June 28, 1998

Note 1.  Basis of Financial Statement Preparation

         The Cone Mills Corporation (the "Company") consolidated condensed financial statements for June 28, 1998 and June 29, 1997 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at June 28, 1998 and June 29, 1997, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended June 28, 1998 and June 29, 1997, and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1997.

         Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at June 28, 1998 and June 29, 1997 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

         During July 1998, the Receivables Purchase Agreement between the subsidiary of a major financial institution and Cone Receivables, LLC, was increased from $40 million to $50 million.

Note 3.  Inventories

(in thousands)                                       6/28/98       6/29/97       12/28/97

Greige and finished goods                          $  79,589     $  87,551      $  81,130
Work in process                                       10,602        12,405         11,260
Raw materials                                         20,664        16,972         11,122
Supplies and other                                    12,763        13,042         12,151
                                                     -------       -------        -------
                                                   $ 123,618     $ 129,970      $ 115,663
                                                     =======       =======        =======


Note 4.  Long-Term Debt

(in thousands)                                       6/28/98       6/29/97       12/28/97

Senior Note                                        $  53,572     $  64,286      $  53,572
Revolving Credit Agreement                            37,000             -              -
8 1/8% Debentures                                     97,020        96,576         96,798
                                                     -------       -------        -------
                                                     187,592       160,862        150,370
Less current maturities                               10,714        10,714         10,714
                                                     -------       -------        -------
                                                   $ 176,878     $ 150,148      $ 139,656
                                                     =======       =======        =======

Effective February 1998, the interest rate on the Company's Senior Note increased to 8.75%. Interest rates under the Revolving Credit Agreement are similar to the Company's unsecured short-term notes payable.

In July 1998, the Company entered into an interest rate swap agreement with a notional amount of $100 million and a term of seven years with a major financial institution. This agreement effectively converts the 8 1/8% Debentures to a variable interest rate. The interest rate under the swap agreement is reset every six months with the initial effective rate of 7.26% versus the fixed rate of 8.125% on the debentures. The interest rate swap agreement also provides an interest rate cap at 8.125% for the first three years adjusting to 9.625% for the balance of its term.


Note 5.  Class A Preferred Stock

The 1999 dividend rate for Class A Preferred Stock is 7.50%, payable March 31, 1999.

Note 6.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS").

(in thousands, except                           Thirteen          Thirteen
  per share data)                              Weeks Ended       Weeks Ended
                                                 6/28/98           6/29/97

Net income (loss)                               $  3,051          $ (1,071)
Preferred stock dividends                           (720)             (755)
                                                   -----             -----

Basic EPS - income (loss)
  available to common shareholders                 2,331            (1,826)

Effect of dilutive securities                          -                 -
                                                   -----             -----

Diluted EPS - income (loss)
  available to common shareholders
  after assumed conversions                     $  2,331          $ (1,826)
                                                   =====             =====


Determination of shares:

Basic EPS - weighted average shares               26,166            26,102

Effect of dilutive securities                        114                 -
                                                   -----             -----

Diluted EPS - adjusted weighted-
  average shares and assumed
  conversions                                     26,280            26,102
                                                  ======            ======


Earnings (loss) per share:
  Basic                                         $    .09          $  ( .07)
                                                  ======            ======
  Diluted                                       $    .09          $  ( .07)
                                                  ======            ======

Note 6.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS").

(in thousands, except                               Twenty-Six         Twenty-Six
  per share data)                                   Weeks Ended       Weeks Ended
                                                      6/28/98           6/29/97

Net income (loss)                                    $  4,595          $ (3,066)
Preferred stock dividends                              (1,473)           (1,475)
                                                        -----             -----

Basic EPS - income (loss)
  available to common shareholders                      3,122            (4,541)

Effect of dilutive securities                               -                 -
                                                        -----             -----

Diluted EPS - income (loss)
  available to common shareholders
  after assumed conversions                          $  3,122          $ (4,541)
                                                        =====             =====


Determination of shares:

Basic EPS - weighted average shares                    26,175            26,170

Effect of dilutive securities                              71                 -
                                                        -----             -----

Diluted EPS - adjusted weighted-
  average shares and assumed
  conversions                                          26,246            26,170
                                                       ======            ======


Earnings (loss) per share:
  Basic                                              $    .12          $  ( .17)
                                                       ======            ======
  Diluted                                            $    .12          $  ( .17)
                                                       ======            ======

Common stock options outstanding at June 29, 1997 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 7.  Recent Accounting Pronouncements

Beginning in fiscal year 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is the total of net income and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income. Total comprehensive income for the periods was as follows:

(in thousands)                                   Thirteen         Thirteen
                                                Weeks Ended      Weeks Ended
                                                  6/28/98          6/29/97

Net income (loss)                                 $ 3,051         $ (1,071)
Other comprehensive income (loss),
  currency translation adjustment                     ( 7)             (15)
                                                    -----            -----
                                                  $ 3,044         $ (1,086)
                                                    =====            =====

                                                  Twenty-Six      Twenty-Six
                                                 Weeks Ended     Weeks Ended
                                                   6/28/98         6/29/97

Net income (loss)                                 $ 4,595         $ (3,066)
Other comprehensive income (loss),
  currency translation adjustment                     (34)             (23)
                                                    -----            -----
                                                  $ 4,561         $ (3,089)
                                                    =====            =====

Item 2.
                            MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter Ended June 28, 1998 Compared with Second Quarter
Ended June 29, 1997.

For the second quarter of 1998, Cone Mills had sales of $197.3 million, up 6.2%, as compared with sales of $185.8 million for the second quarter of 1997. Higher sales of denim products and all home furnishings units accounted for the increase. Lower specialty sportswear sales partially offset the other sales increases. International sales were $46.9 million, or 24% of total sales, as compared with $43.0 million, or 23% of sales, for the second quarter of 1997.

Gross profit for the second quarter of 1998 (net sales less cost of sales and depreciation) was 13.6% of sales, as compared with 12.3% for the previous year. The increase was primarily the result of the improved sales volume, lower raw material costs and higher capacity utilization partially offset by operating performance of the Carlisle Finishing plant.

Segment Information. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                           Second Quarter
                                      1998                 1997
                                      (Dollar amounts in millions)
NET SALES
     Apparel                  $ 165.3     83.8%     $ 159.1     85.6%
     Home Furnishings(1)         32.0     16.2         26.7     14.4
                                -----     ----        -----    -----
         Total                $ 197.3    100.0%     $ 185.8    100.0%
                                =====    =====        =====    =====

OPERATING INCOME (LOSS)(2)
     Apparel                  $   7.1      4.3%     $   6.2      3.9%
     Home Furnishings            (0.1)    (0.4)        (3.2)   (12.1)
     Restructuring                  -        -         (1.2)       -

(1) Home furnishings includes net sales of $0.8 million for a business unit sold in 1997.
(2)      Operating   income  (loss)   excludes   general   corporate   expenses.
         Percentages reflect operating income (loss) as a percentage of segment net sales.

     Apparel Fabrics. Apparel fabrics segment sales for the second quarter of 1998 were $165.3 million, up 4.0% from second quarter 1997 sales of $159.1 million. Increased sales of denims, partially offset by lower specialty sportswear sales, accounted for the increase. Average denim prices were essentially flat year over year. Cotton costs were down in the second quarter of 1998, reflecting more favorable world cotton prices. Denim manufacturing facilities operated at capacity during the second quarter of 1998.

     For the second quarter of 1998, the apparel fabric segment had operating income of $7.1 million, or 4.3% of sales, as compared with $6.2 million, or 3.9% of sales, in the second quarter of 1997. Improved profits from denim operations in the second quarter of 1998 were substantially offset by unfavorable specialty sportswear results.

     Home Furnishings. For the second quarter of 1998, home furnishings segment sales were $32.0 million, up 19.9% as compared with $26.7 million for the second quarter of 1997. Excluding operating units sold in 1997, second quarter 1998 sales were up approximately 23%. Stronger commission finishing, jacquard fabric and John Wolf sales accounted for the increase. Home furnishings had an operating loss of $0.1 million, as compared with a loss of $3.2 million for the second quarter of 1997. All home furnishings units substantially improved operating results in 1998 as compared with 1997.

Total Company selling and administrative expenses were $20.8 million for the second quarter of 1998, essentially the same as the second quarter of 1997. Selling and administrative expenses were 10.5% of sales in the second quarter of 1998, as compared with 11.2% in the second quarter of 1997.

Interest expense for the second quarter of 1998 was up $0.5 million, as compared to the second quarter of 1997, primarily the result of additional borrowing to support increases in working capital.

Income taxes as a percentage of pre-tax income for the second quarter of 1998 were 33.0% reflecting the tax benefit resulting from operation of the Company's foreign sales corporation.

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $1.3 million for the second quarter of 1998, as compared with $0.4 million for the second quarter of 1997. The 1998 results reflect a fuller operating schedule compared with the 1997 period, improved operating efficiencies and lower cotton costs.

Cone Mills had net income for the second quarter of 1998 of $3.1 million, or $.09 per share after preferred dividends. For comparison, second quarter 1997 had a net loss of $1.1 million, or $.07 per share, including a pre-tax charge of $1.2 million related to the consolidation of the Granite and Carlisle finishing operations.

The Company continues to experience strong denim sales and sales increases in home furnishings operations as the third quarter of 1998 begins. The Company's short-term operating imperatives are effective marketing for specialty sportswear fabrics and satisfactory manufacturing results from its Carlisle and Salisbury facilities.

Six Months Ended June 28, 1998 Compared with Six Months Ended June 29, 1997

For the first six months of 1998, Cone Mills experienced strong denim demand and better market conditions in decorative print fabrics. However, for the first six months of 1997, Cone Mills had value-added denim inventory adjustments and weak fashion demand for decorative prints.

For the first six months of 1998, Cone Mills had sales of $387.5 million, up 7.5%, as compared with sales of $360.5 million for the first half of 1997. After eliminating the sales of businesses which were sold in 1997, sales were up approximately 9%. Higher sales of denim products, finishing services and jacquard fabrics accounted for the increase. Lower specialty sportswear sales, primarily shirting fabrics, partially offset the sales increases. International sales were 25% of total sales, as compared with 24% of sales, for the first six months of 1997.

Gross profit for the first six months of 1998 (net sales less cost of sales and depreciation) was 12.9% of sales, as compared with 11.9% for the previous year. The increase was primarily the result of the improved sales volume, lower raw material costs and higher capacity utilization partially offset by operating performance of the Carlisle Finishing plant.

Segment Information. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.


                                           Six Months
                                           ----------
                                   1998                 1997
                                   ----                 ----
                                 (Dollar amounts in millions)
NET SALES
     Apparel(1)             $ 323.5     83.5%    $ 307.4     85.3%
     Home Furnishings(2)       64.0     16.5        53.1     14.7
                              -----     ----       -----    -----
         Total              $ 387.5    100.0%    $ 360.5    100.0%
                              =====    =====       =====    =====

OPERATING INCOME (LOSS)(3)
     Apparel                $  13.9      4.3%     $ 12.3      4.0%
     Home Furnishings          (2.3)    (3.7)       (6.8)   (12.7)
     Restructuring                -        -        (1.8)       -

(1)      Apparel includes net sales of $2.7 million for a business unit sold in 1997.
(2) Home furnishings includes net sales of $2.2 million for business units sold in 1997.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

     Apparel Fabrics. Apparel fabrics segment sales for the first six months of 1998 were $323.5 million, up 5.2% from first half 1997 sales of $307.4 million. Increased sales of denims, partially offset by lower specialty sportswear sales, accounted for the increase. Average denim prices were essentially flat year over year. Cotton costs were lower in the first six months of 1998, reflecting more favorable world cotton prices. Denim manufacturing facilities operated at capacity during the 1998 period.

     For the first six months of 1998, the apparel fabrics segment had operating income of $13.9 million, or 4.3% of sales, as compared with $12.3 million, or 4.0% of sales, in the first half of 1997. Improved profits from denim operations in the first six months of 1998 were substantially offset by unfavorable specialty sportswear results.

     Home Furnishings. For the first six months of 1998, home furnishings segment sales were $64.0 million, up 20.5% as compared with $53.1 million for the first six months of 1997. Excluding operating units sold in 1997, first half 1998 sales were up approximately 26%. Stronger commission finishing and jacquard fabric sales accounted for the increase. Home furnishings had an operating loss of $2.3 million, as compared with a loss of $6.8 million for the first six months of 1997.

     With the exception of the Carlisle Finishing plant, home furnishings units substantially improved operating results in 1998 as compared with 1997.

Total Company selling and administrative expenses increased slightly from $39.1 million for the first six months of 1997 to $40.6 million in the first half of 1998, which included the expenses associated with the Company's increased marketing and merchandising efforts. Selling and administrative expenses were 10.5% of sales in the first six months of 1998, as compared with 10.8% in the first half of 1997.

Cone Mills had net income for the first six months of 1998 of $4.6 million, or $.12 per share after preferred dividends. For comparison, first half 1997 had a net loss of $3.1 million, or $.17 per share, including a pre-tax charge of $1.8 million related to the consolidation of the Granite and Carlisle finishing operations.

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $2.5 million for the first six months of 1998, as compared with a loss of $0.1 million for the first half of 1997. The 1998 results reflect a fuller operating schedule compared with the 1997 period, improved operating efficiencies and lower cotton costs.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility and the $50 million Receivables Purchase Agreement. The
Receivables Purchase Agreement, a one-year facility, was renewed in March 1998 and increased from $40.0 million to $50.0 million in July 1998. On June 28, 1998, the Company had funds available of $43.0 million under its Revolving Credit Facility. During the first six months of 1998, the Company generated cash from operating activities before changes in working capital of $16.3 million, as compared with $9.5 million for the first half of 1997. Working capital increases in 1998, primarily accounts receivable and inventories, were $26.2 million. Other sources of cash included proceeds of $5.0 million realized from the sale of old manufacturing equipment. Uses of cash included $16.7 million for capital expenditures, and $3.0 million for preferred stock dividends.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for working capital, capital spending, potential stock repurchases and financing for the foreseeable future.

On June 28, 1998, the Company's long-term capital structure consisted of $176.9 million of long-term debt and $198.0 million of stockholders' equity. For comparison, on June 29, 1997, the Company had $150.1 million of long-term debt and $202.8 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 49% at June 28, 1998, as compared with 44% at June 29, 1997.

Accounts and note receivable on June 28, 1998, were $69.6 million, an increase of $8.9 million, as compared with June 29, 1997. This increase in accounts and note receivable was primarily due to increases in sales. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 51 days of sales outstanding at June 28, 1998 and 50 days at June 29, 1997.

Inventories on June 28, 1998, were $123.6 million, down $6.4 million from June 29, 1997. The decrease was primarily due to lower denim finished goods inventories which were partially offset by increases in raw material levels.

Capital spending in the first six months of 1998 was $16.7 million, as compared with $10.7 million for the first half of 1997. Capital spending in 1998 is expected to be approximately $37 million. Projects include new weaving machines and link ring spinning for the White Oak denim plant and additional looms for the jacquard facility.

The Company recognizes the business implications regarding the Year 2000 as it relates to computer programs and software systems. The Company is currently adopting new software and modifying existing software to ensure that business operations are not negatively impacted by the millennium change. The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. While there can be no assurance that all such actions will be successful, management does not expect that either costs of modifications or implementation of any unsuccessful modifications or implementation should have a material adverse effect on the financial condition of the Company.

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

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward- looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, and (iv) the Company's relationships with Levi Strauss as its major customer. For a further description of these risks see the Company's 1997 Form 10-K, "Item 1. Business Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Company's 1997 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

The Company and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies shall not have a material adverse effect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

Cone Mills Corporation's Annual Meeting of Shareholders was held May 12, 1998. The proposals voted upon and the results of the voting were as follows:

                                                                                                           Broker
                                        For             Against          Abstentions       Withheld       Non-Votes

1.     Election of three Class III directors for a three-year term:

Doris R. Bray                        22,889,337                0                   0        165,955           n/a
Dewey L. Trogdon                     22,881,400                0                   0        173,892           n/a
Cyrus C. Wilson                      22,905,707                0                   0        149,585           n/a

2.     Election on one Class I director for a one-year term:

Nicholas Shreiber                    22,907,946                0                   0        147,346           n/a

3.     Ratification  of  the   appointment  of  McGladrey  &  Pullen,   LLP,  as
       independent auditors for the Corporation for the current year:

                                     22,906,080           80,226              68,986              0           n/a

4.     Consideration   of  shareholder   proposal  for  adoption  of  nonbinding
       resolution   urging  the  directors  to  arrange  for  the  sale  of  the
       Corporation:

                                      2,127,463       17,176,766             286,218              0           n/a

Item 5.  Other Information

Notice of a matter to be presented by a shareholder for consideration at the 1999 annual meeting other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company prior to February 15, 1999. Failure to give timely notice will result in the proxy statement relating to the meeting not including information on the matter or the manner in which management's proxies will vote on the matter and the proxies received by management will have discretionary authority to vote on such matter.


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

*2.1(c)          Amendment to Receivables Purchase
                 Agreement dated March 24, 1998,
                 between the Registrant and Delaware
                 Funding Corporation, filed as Exhibit
                 2.1(c) to Registrant's report on
                 Form 10-Q for the quarter ending
                 March 29, 1998.

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

*2.2(c)          Guaranty Agreement dated as of June 25,
                 1993, between Cone Mills Corporation and
                 Compania Industrial de Parras, S.A.

Exhibit                                                            Sequential
  No.            Description                                         Page No.

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

*2.2(m) Letter Agreement dated January 11, 1996 among Registrant, Rodolfo Garcia Muriel, and Compania Industrial de Parras, S.A.de C.V., filed as
                 Exhibit 2.2(m) to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*4.1             Restated Articles of Incorporation of the
                 Registrant effective August 25, 1993, filed as
                 Exhibit 4.1 to Registrant's report on
                 Form 10-Q for the quarter ended October 3, 1993.

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

Exhibit                                                            Sequential
  No.            Description                                         Page No.

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

*4.3(j) Modification to Note Agreement dated as of February 14, 1998, between the Registrant and
                 The Prudential Insurance Company of America, filed as Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ending March 29, 1998.

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

*4.9             Indenture dated as of February 14,
                 1995, between Cone Mills Corporation
                 and Wachovia Bank of North Carolina,
                 N.A. as Trustee, (Bank of New York is
                 successor Trustee)filed as Exhibit 4.1
                 to Registrant's Registration Statement
                 on Form S-3 (File No. 33-57713).

 27              Financial Data Schedule                               29

* Incorporated by reference to the statement or report indicated.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              CONE MILLS CORPORATION
                                              (Registrant)





Date  August 10, 1998                          /s/ Anthony L. Furr
                                               Anthony L. Furr
                                               Vice President and
                                               Chief Financial Officer