Form 10-Q
period 1998-09-27
CONE MILLS CORP
filed 1998-11-10
CIK 23304

Page 1 of 32
                                               Index to Exhibits-Pages 21-27

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of October 23, 1998:
25,432,233 shares.

                            CONE MILLS CORPORATION

                                   INDEX

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Consolidated Condensed Statements of Operations Thirteen and thirty-nine weeks ended September 27, 1998 and September 28,
          1997 (Unaudited)..................................................3

          Consolidated Condensed Balance Sheets
          September 27, 1998 and September 28, 1997
          (Unaudited) and December 28, 1997.................................4

          Consolidated Condensed Statements of Cash Flows
          Thirty-nine weeks ended September 27, 1998
          and September 28, 1997 (Unaudited)................................5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited).......................................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations....................11


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings................................................19
Item 5.   Other Information ...............................................20
Item 6.   Exhibits and Reports on Form 8-K.................................20

                                    PART I
Item 1.
                        CONE MILLS CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)

                                                      Thirteen        Thirteen        Thirty-Nine      Thirty-Nine
                                                    Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                                    Sept. 27, 1998  Sept. 28, 1997   Sept. 27, 1998  Sept. 28, 1997
                                                    -------------   --------------   -------------   --------------
                                                    (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net Sales                                           $    187,359    $     185,501    $    574,834    $     546,007
                                                    -------------   --------------   -------------   --------------

Operating Costs and Expenses:
    Cost of sales                                        153,933          160,151         477,131          464,496
    Selling and administrative                            21,370           19,563          61,962           58,645
    Depreciation                                           7,110            6,658          21,333           19,962
    Restructuring                                              -            1,314               -            3,123
                                                    -------------   --------------   -------------   --------------

                                                         182,413          187,686         560,426          546,226
                                                    -------------   --------------   -------------   --------------

Income (Loss) from Operations                              4,946           (2,185)         14,408             (219)
                                                    -------------   --------------   -------------   --------------

Other Income (Expense):
    Interest income                                          837              834           2,199            1,653
    Interest expense                                      (3,534)          (3,365)        (11,255)         (10,772)
                                                    -------------   --------------   -------------   --------------

                                                          (2,697)          (2,531)         (9,056)          (9,119)
                                                    -------------   --------------   -------------   --------------

Income (Loss) before Income Taxes (Benefit) and
    Equity in Earnings of Unconsolidated Affiliate         2,249           (4,716)          5,352           (9,338)

Income Taxes (Benefit)                                       742           (1,797)          1,766           (3,469)
                                                    -------------   --------------   -------------   --------------

Income (Loss) before Equity in Earnings of
    Unconsolidated Affiliate                               1,507           (2,919)          3,586           (5,869)

Equity in Earnings of Unconsolidated Affiliate             1,285            1,553           3,801            1,437
                                                    -------------   --------------   -------------   --------------

Net Income (Loss)                                   $      2,792    $      (1,366)   $      7,387    $      (4,432)
                                                    =============   ==============   =============   ==============

Income (Loss) Available to Common Shareholders      $      2,072    $      (2,121)   $      5,194    $      (6,662)
                                                    =============   ==============   =============   ==============

Earnings (Loss) Per Share - Basic and Diluted       $        .08    $        (.08)   $        .20    $        (.25)
                                                    =============   ==============   =============   ==============



Weighted Average Common Shares Outstanding:
    Basic                                                 25,972           26,109          26,107           26,150
                                                    =============   ==============   =============   ==============
    Diluted                                               25,994           26,109          26,162           26,150
                                                    =============   ==============   =============   ==============

See Notes to Consolidated Condensed Financial Statements.

                                 CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED BALANCE SHEETS
                             (in thousands, except share and par value data)


                                                            September 27,   September 28,  December 28,
                                                                1998            1997           1997
                                                            ------------    ------------   ------------
ASSETS                                                       (Unaudited)     (Unaudited)      (Note)
    Current Assets:
      Cash                                                   $      624      $    2,280     $      856
      Accounts receivable, less allowance of $1,500              29,237          20,910         19,958
      Subordinated note receivable                               28,515          35,909         23,842
      Inventories                                               118,200         121,622        115,663
      Other current assets                                       15,524          11,733         19,228
                                                            ------------    ------------   ------------

        Total CurrentCAssets Assets                             192,100         192,454        179,547

    Investments in Unconsolidated Affiliates                     40,582          35,581         36,781
    Other Assets                                                 35,848          39,110         38,431
    Property, Plant and Equipment                               250,104         240,033        251,887
                                                            ------------    ------------   ------------

                                                             $  518,634      $  507,178     $  506,646
                                                            ============    ============   ============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Notes payable                                          $    8,500      $        -     $    4,500
      Current maturities of long-term debt                       10,714          10,714         10,714
      Accounts payable                                           34,317          37,318         32,994
      Sundry accounts payable and accrued liabilities            48,233          44,439         49,588
      Deferred income taxes                                      20,230          24,695         23,370
                                                            ------------    ------------   ------------

        Total Current Liabilities                               121,994         117,166        121,166

    Long-Term Debt                                              146,274         139,545        139,656
    Deferred Income Taxes                                        42,949          38,211         38,523
    Other Liabilities                                            11,315          10,780         10,781

    Stockholders' Equity:
      Class A preferred stock - $100 par value; authorized
       1,500,000 shares;issued and outstanding 383,948 shares    38,395          38,395         38,395
      Class B preferred stock - no par value; authorized
       5,000,000oshares Plant and Equipment-Net                       -               -              -
      Common stock - $.10 par value; authorized 42,700,000
       shares; issued and outstanding 25,459,433 shares;
       1997, 26,112,133 shares and 26,201,633 shares              2,546           2,611          2,620
      Capital in excess of par                                   57,418          61,548         62,300
      Retained earnings                                         106,860         107,423        102,449
      Deferred compensation - restricted stock                     (617)              -           (740)
      Accumulated other comprehensive income                     (8,500)         (8,501)        (8,504)
                                                            ------------    ------------   ------------

        Total Stockholders' Equity                              196,102         201,476        196,520
                                                            ------------    ------------   ------------

                                                             $  518,634      $  507,178     $  506,646
                                                            ============    ============   ============


Note: The balance sheet at December 28, 1997, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                          CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                     Thirty-Nine      Thirty-Nine
                                                                     Weeks Ended      Weeks Ended
                                                                    Sept. 27, 1998   Sept 28, 1997
                                                                    --------------   -------------
                                                                     (Unaudited)      (Unaudited)

Cash Provided by Operations                                           $    19,636      $   19,033
                                                                       -----------      ---------
Investing
    Proceeds from divestitures                                                  -          19,529
    Proceeds from sale of property, plant and equipment                     5,495           4,154
    Capital expenditures                                                  (21,933)        (17,651)
    Other                                                                       -          (1,500)
                                                                       -----------      ---------

      Cash provided by (used in) investing                                (16,438)          4,532
                                                                       -----------      ---------
Financing
    Net borrowings (payments) under line of credit agreements               4,000          (5,267)
    Decrease in checks issued in excess of deposits                        (5,945)         (1,923)
    Principal payments - long term debt                                   (10,714)        (10,796)
    Proceeds from long-term debt borrowings                                17,000               -
    Purchase of outstanding common stock                                   (4,795)         (1,532)
    Dividends paid - Class A Preferred                                     (2,976)         (2,851)
    Other                                                                       -              66
                                                                       -----------      ---------

      Cash used in financing                                               (3,430)        (22,303)
                                                                       ----------       ---------

      Net change in cash                                                     (232)          1,262

Cash at Beginning of Period                                                   856           1,018
                                                                       -----------       ---------

Cash at End of Period                                                 $       624      $    2,280
                                                                       ===========       =========


Supplemental Disclosures of Additional Cash Flow Information:

Cash payments for:

    Interest, net of interest capitalized                             $    14,376  $       14,317
                                                                       ===========   =============
    Income taxes, net of refunds                                      $    (7,058) $       (3,017)
                                                                       ===========   =============

Supplemental Schedule of Noncash Investing and Financing Activities:

    Receivable recorded from divestitures                             $         -  $          811
                                                                       ===========   =============


    Purchase of outstanding common stock
      through incurrence of accounts payable                          $       153  $            -
                                                                       ===========   =============


See Notes to Consolidated Condensed Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               September 27, 1998

Note 1.  Basis of Financial Statement Preparation

         The Cone Mills Corporation (the "Company") consolidated condensed financial statements for September 27, 1998 and September 28, 1997 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at September 27, 1998 and September 28, 1997, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended September 27, 1998 and September 28, 1997, and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

         These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1997.

         Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at September 27, 1998 and September 28, 1997 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

         During July 1998, the Receivables Purchase Agreement between the subsidiary of a major financial institution and Cone Receivables, LLC, was increased from $40 million to $50 million.

Note 3.  Inventories

(in thousands)                      9/27/98           9/28/97         12/28/97

Greige and finished goods         $  79,820         $  85,121        $  81,130
Work in process                      10,751            10,941           11,260
Raw materials                        15,403            12,639           11,122
Supplies and other                   12,226            12,921           12,151
                                    -------           -------          -------
                                  $ 118,200         $ 121,622        $ 115,663
                                    =======           =======          =======



Note 4.  Long-Term Debt

(in thousands)                      9/27/98           9/28/97         12/28/97

Senior Note                       $  42,858         $  53,573        $  53,572
Revolving Credit Agreement           17,000                 -                -
8 1/8% Debentures                    97,130            96,686           96,798
                                    -------           -------          -------
                                    156,988           150,259          150,370
Less current maturities              10,714            10,714           10,714
                                    -------           -------          -------
                                  $ 146,274         $ 139,545        $ 139,656
                                    =======           =======          =======

Effective February 1998, the interest rate on the Company's Senior Note increased to 8.75%. Interest rates under the Revolving Credit Agreement are similar to the Company's unsecured short-term notes payable.

In July 1998, the Company entered into an interest rate swap agreement with a notional amount of $100 million and a term of seven years with a major financial institution. This agreement effectively converts the 8 1/8% Debentures to a variable interest rate. The interest rate under the swap agreement is reset every six months and the effective rate at September 27, 1998, was 7.07%. The interest rate swap agreement also provides an interest rate cap at 8.125% for the first three years adjusting to 9.625% for the balance of its term.


Note 5.  Class A Preferred Stock

The 1999 dividend rate for Class A Preferred Stock is 7.50%, payable March 31, 1999.

Note 6.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS").

(in thousands, except                         Thirteen                Thirteen
  per share data)                           Weeks Ended             Weeks Ended
                                              9/27/98                 9/28/97

Net income (loss)                             $  2,792                $ (1,366)
Preferred stock dividend                          (720)                   (755)
                                                 -----                   -----

Basic EPS - income (loss)
  available to common shareholders               2,072                  (2,121)

Effect of dilutive securities                        -                       -
                                                 -----                   -----

Diluted EPS - income (loss)
  available to common shareholders
  after assumed conversions                   $  2,072                $ (2,121)
                                                 =====                   =====


Determination of shares:

Basic EPS - weighted average shares             25,972                  26,109

Effect of dilutive securities                       22                       -
                                                ------                  ------

Diluted EPS - adjusted weighted-
  average shares and assumed
  conversions                                   25,994                  26,109
                                                ======                  ======


Earnings (loss) per share:
  Basic                                       $    .08                $  ( .08)
                                                ======                  ======
  Diluted                                     $    .08                $  ( .08)
                                                ======                  ======

Note 6.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS").

(in thousands, except                      Thirty-Nine             Thirty-Nine
  per share data)                          Weeks Ended             Weeks Ended
                                             9/27/98                 9/28/97

Income (loss)                                $  7,387                $ (4,432)
Preferred stock dividends                      (2,193)                 (2,230)
                                                -----                   -----

Basic EPS - income (loss)
  available to common shareholders              5,194                  (6,662)

Effect of dilutive securities                       -                       -
                                               ------                  ------

Diluted EPS - income (loss)
  available to common shareholders
  after assumed conversions                  $  5,194                $ (6,662)
                                                =====                   =====


Determination of shares:

Basic EPS - weighted average shares            26,107                  26,150

Effect of dilutive securities                      55                       -
                                               ------                  ------

Diluted EPS - adjusted weighted-
  average shares and assumed
  conversions                                  26,162                  26,150
                                               ======                  ======


Earnings (loss) per share:
  Basic                                      $    .20                $  ( .25)
                                               ======                  ======
  Diluted                                    $    .20                $  ( .25)
                                               ======                  ======

Common stock options outstanding at September 28, 1997 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 7.   Recent Accounting Pronouncements

Beginning in fiscal year 1998, the Company adopted SFAS 130, "Reporting Comprehensive Income." Comprehensive income is the total of net income and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income. Total comprehensive income for the periods was as follows:

(in thousands)                             Thirteen                  Thirteen
                                          Weeks Ended               Weeks Ended
                                            9/27/98                   9/28/97

Net income (loss)                           $ 2,792                  $ (1,366)
Other comprehensive income (loss),
  currency translation adjustment                38                       ( 3)
                                              -----                     -----
                                            $ 2,830                  $ (1,369)
                                              =====                     =====

                                          Thirty-Nine               Thirty-Nine
                                          Weeks Ended               Weeks Ended
                                            9/27/98                   9/28/97

Net income (loss)                           $ 7,387                  $ (4,432)
Other comprehensive income (loss),
  currency translation adjustment                 4                       (26)
                                              -----                     -----
                                            $ 7,391                  $ (4,458)
                                              =====                     =====

Item 2.
                            MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Ended September 27, 1998 Compared with Third Quarter Ended September 28, 1997.

For the third quarter of 1998, Cone Mills had sales of $187.4 million, as compared with sales of $185.5 million for the third quarter of 1997. Higher sales of denim, decorative and jacquard woven fabrics accounted for the increase. Lower specialty sportswear sales partially offset the other sales increases. International sales were $49.1 million, or 26% of total sales, as compared with $48.2 million, or 26% of sales, for the third quarter of 1997.

Gross profit for the third quarter of 1998 (net sales less cost of sales and depreciation) was 14.0% of sales, as compared with 10.1% for the previous year. The improvement in gross profit was primarily due to lower raw material costs, improved average denim prices resulting from mix changes, and higher capacity utilization.

Segment Information. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                             Third Quarter
                                   1998                       1997
                                    (Dollar amounts in millions)
NET SALES
     Apparel               $  156.1    83.3%          $  157.7     85.0%
     Home Furnishings          31.3    16.7               27.8     15.0
                              -----    ----              -----    -----
         Total             $  187.4   100.0%          $  185.5    100.0%
                              =====   =====              =====    =====

OPERATING INCOME (LOSS)(1)
     Apparel               $    7.1     4.5%          $    4.4      2.8%
     Home Furnishings          (1.3)   (4.2)              (4.4)   (15.9)
     Restructuring                -       -               (1.3)       -

(1) Operating   income  (loss)   excludes   general   corporate   expenses.
    Percentages reflect operating income (loss) as a percentage of segment net sales.

    Apparel Fabrics. Apparel fabrics segment sales for the third quarter of 1998 were $156.1 million, down 1.0% from third quarter

     1997 sales of $157.7 million. Increased sales of denims were more than offset by lower specialty sportswear sales. Average denim prices were up year over year as a result of mix changes. Cotton costs were down in the third quarter of 1998, reflecting more favorable world cotton prices and the U.S. government cotton program. Denim manufacturing facilities operated at capacity during the third quarter of 1998.

     For the third quarter of 1998, the apparel fabric segment had operating income of $7.1 million, or 4.5% of sales, as compared with $4.4 million, or 2.8% of sales, in the third quarter of 1997. Improved profits from denim operations in the third quarter of 1998 were substantially offset by unfavorable specialty sportswear results.

     Home Furnishings. For the third quarter of 1998, home furnishings segment sales were $31.3 million, up 12.7% as compared with $27.8 million for the third quarter of 1997. Stronger jacquard fabric and John Wolf sales accounted for the increase. Home furnishings had an operating loss of $1.3 million, as compared with a loss of $4.4 million for the third quarter of 1997. All home furnishings units substantially improved operating results in 1998 as compared with 1997.

Total Company selling and administrative expenses were $21.4 million for the third quarter of 1998, up $1.8 million, as compared to the third quarter of 1997. During the 1998 period, the Company incurred consulting fees associated with cost savings efforts and increases in merchandising and marketing expenses. Selling and administrative expenses were 11.4% of sales in the third quarter of 1998, as compared with 10.5% in the third quarter of 1997.

Interest expense for the third quarter of 1998 was up $0.2 million, as compared to the third quarter of 1997, primarily the result of additional borrowing to support increases in working capital.

Income taxes as a percentage of pre-tax income for the third quarter of 1998 were 33.0% reflecting the tax benefit resulting from operation of the Company's foreign sales corporation.

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $1.3 million for the third quarter of 1998, as compared with $1.6 million for the third quarter of 1997. The 1998 results reflect the benefit of lower cotton costs and the capacity expansion. In addition, the 1998 results include an income tax accrual whereas the Company accrued no income taxes in 1997 due to the availability of tax loss carryovers.

Cone Mills had net income for the third quarter of 1998 of $2.8 million, or $.08 per share after preferred dividends. For comparison, third quarter 1997 had a net loss of $1.4 million, or $.08 per share, including a pre-tax charge of $1.3 million ($.03 per share) related to the consolidation of the Granite and Carlisle finishing operations.

The outlook for the fourth quarter is clouded by weakening apparel sales at the retail level. The Company's sales and operating results will be affected by slowing consumer demand and, as a result, operating schedules will be reduced to keep inventories in line. The Company's short-term operating imperatives are effective marketing for specialty sportswear fabrics and satisfactory manufacturing results from its Carlisle and Salisbury facilities.

Nine Months Ended September 27, 1998 Compared with Nine Months Ended September 28, 1997

For the first nine months of 1998, Cone Mills experienced strong denim demand and better market conditions in decorative print fabrics. However, for the first nine months of 1997, Cone Mills ran reduced operating schedules as certain customers adjusted value-added denim inventory levels and the Company experienced weak fashion demand for decorative prints.

For the first nine months of 1998, Cone Mills had sales of $574.8 million, up 5.3%, as compared with sales of $546.0 million for the first nine months of 1997. After eliminating the sales of businesses which were sold in 1997, sales were up approximately 6%. Higher sales of denim products, finishing services and jacquard and decorative fabrics accounted for the increase. Lower specialty sportswear sales, primarily shirting fabrics, partially offset the sales increases. International sales were 26% of total sales, as compared with 25% of sales for the first nine months of 1997.

Gross profit for the first nine months of 1998 (net sales less cost of sales and depreciation) was 13.3% of sales, as compared with 11.3% for the previous year. The increase was primarily the result of the improved sales volume, lower raw material costs and higher capacity utilization partially offset by operating performance of the Carlisle Finishing plant.

Segment Information. Cone operates in two principal business segments, apparel fabrics and home furnishings products. The following table sets forth certain net sales and operating income (loss) information.

                                                Nine Months
                                        1998                    1997
                                        (Dollar amounts in millions)
NET SALES
     Apparel(1)                 $  479.5     83.4%      $  465.1     85.2%
     Home Furnishings(2)            95.3     16.6           80.9     14.8
                                   -----    -----          -----    -----
         Total                  $  574.8    100.0%      $  546.0    100.0%
                                   =====    =====          =====    =====

OPERATING INCOME (LOSS)(3)
     Apparel                    $   21.0      4.4%      $   16.7      3.6%
     Home Furnishings               (3.7)    (3.9)         (11.2)   (13.8)
     Restructuring                     -        -           (3.1)       -

(1)  Apparel includes net sales of $2.5 million for a business unit sold in 1997.
(2) Home furnishings includes net sales of $2.2 million for business units sold in 1997.
(3) Operating income (loss) excludes general corporate expenses. Percentages reflect operating income (loss) as a percentage of segment net sales.

     Apparel Fabrics. Apparel fabrics segment sales for the first nine months of 1998 were $479.5 million, up 3.1% from the first nine months of 1997 sales of $465.1 million. Increased sales of denims, partially offset by lower specialty sportswear sales, accounted for the increase. Average denim prices were essentially flat year over year. Cotton costs were lower in the first nine months of 1998, reflecting more favorable world cotton prices and the U.S. government cotton program. Denim manufacturing facilities operated at capacity during the 1998 period.

     For the first nine months of 1998, the apparel fabrics segment had operating income of $21.0 million, or 4.4% of sales, as compared with $16.7 million, or 3.6% of sales, in the first nine months of 1997. Improved profits from denim operations in the first nine months of 1998 were substantially offset by unfavorable specialty sportswear results.

     Home Furnishings. For the first nine months of 1998, home furnishings segment sales were $95.3 million, up 17.8% as compared with $80.9 million for the first nine months of 1997. Excluding operating units sold in 1997, nine months 1998 sales were up approximately 21%. Stronger commission finishing, decorative and jacquard fabrics sales accounted for the increase. Home furnishings had an operating loss of $3.7 million, as compared with a loss of $11.2 million for the first nine months of 1997. With the exception of the Carlisle Finishing plant, home furnishings units substantially improved operating results in 1998 as compared with 1997.

Total Company selling and administrative expenses increased $3.4 million from $58.6 million for the first nine months of 1997 to $62.0 million for the first nine months of 1998, which included the expenses associated with the Company's increased marketing and merchandising efforts. Selling and administrative expenses were 10.8% of sales in the first nine months of 1998, as compared with 10.7% in the first nine months of 1997.

Cone Mills had net income for the first nine months of 1998 of $7.4 million, or $.20 per share after preferred dividends. For comparison, the first nine months of 1997 had a net loss of $4.4 million, or $.25 per share, including a pre-tax charge of $3.1 million (approximately $.08 per share) related to the consolidation of the Granite and Carlisle finishing operations.

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $3.8 million for the first nine months of 1998, as compared with $1.4 million for the first nine months of 1997. The 1998 results reflect a fuller operating schedule compared with the 1997 period, improved operating efficiencies and lower cotton costs. In addition, the 1998 results include an income tax accrual whereas the Company accrued no income taxes in 1997 due to the availability of tax loss carryovers.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility and the $50 million Receivables Purchase Agreement. A Receivables Purchase Agreement, a one-year facility, was renewed in March 1998 and increased from $40.0 million to $50.0 million in July 1998. On September 27, 1998, the Company had funds available of $63.0 million under its Revolving Credit Facility.

During the first nine months of 1998, the Company generated cash from operating activities before changes in working capital of $25.7 million, as compared with $13.7 million for the first nine months of 1997. Working capital increases in 1998, primarily accounts receivable, were $6.1 million. Other sources of cash included proceeds of $5.4 million realized from the sale of old manufacturing equipment. Uses of cash included $21.9 million for capital expenditures, $4.8 million for the repurchase of common stock, and

$3.0 million for preferred stock dividends.

In August 1998, the Company announced an alliance with a related group of companies known as the Ashima Group of India. The Ashima Group produces and markets a broad product line of denim and sportswear fabrics. The Indian government approved the alliance on September 12, 1998. The alliance consists of four elements: 1) the purchase by Cone of approximately 8% of outstanding shares of Ashima Syntex Limited completed on October 23, 1998 for $3.5 million; 2) Cone providing technology and technical services to the Ashima companies, receiving fees as compensation; 3)Cone certification, after full process and product conformance to Cone standards, of certain Ashima products for distribution throughout the world; and 4) the exclusive right of Cone to market certain Ashima products outside the Indian sub-continent under the name Ashima-Cone.

At a special meeting of the board of directors on October 19, 1998, the Company was authorized to repurchase from time to time up to 1.5 million shares of its common stock. Since the beginning of the third quarter of 1998, the Company has repurchased 733,700 shares of common stock which completed the previous authorization.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for working capital, capital spending and stock repurchases for the foreseeable future. Potential international investments may require additional long-term financing.

On September 27, 1998, the Company's long-term capital structure consisted of $146.3 million of long-term debt and $196.1 million of stockholders' equity. For comparison, on September 28, 1997, the Company had $139.5 million of long-term debt and $201.5 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 44% at September 27, 1998, as compared with 43% at September 28, 1997.

Accounts and note receivable on September 27, 1998, were $57.8 million, as compared with $56.8 million at September 28, 1997. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 53 days of sales outstanding at September 27, 1998 and 48 days at September 28, 1997. The increase in days of sales outstanding primarily reflects a change in customer sales mix.

Inventories on September 27, 1998, were $118.2 million, down $3.4 million from September 28, 1997. The decrease was primarily due to lower finished goods inventories which were partially offset by increases in raw material levels.

Capital spending in the first nine months of 1998 was $21.9 million, as compared with $17.7 million for the first nine months of 1997. Capital spending in 1998 is expected to be approximately $37 million. Projects include new weaving machines and link ring spinning for the White Oak denim plant and additional looms for the jacquard facility.

The Company recognizes the business implications regarding the Year 2000 as it relates to computer programs and software systems. A comprehensive plan has been developed to address possible exposures to Year 2000 issues. Critical financial, operational, and manufacturing systems have been inventoried and assessed and detail plans are in place for the necessary system modifications or replacements. Implementation of required changes for all systems is targeted for completion during fiscal year 1999. Testing and certification is expected to be substantially completed by June 1999.

Executive management periodically reviews the status of its Year 2000 compliance efforts. At present the Company estimates it is approximately one-fourth complete with implementation of new systems or remediation of existing systems as its relates to core business systems and approximately two-thirds complete with its efforts as it relates to manufacturing, operating and control systems.

The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. Risk assessments and action plans have been substantially completed. The majority of necessary system modifications, including testing and certification, should be completed in early 1999. All required changes are targeted for completion by third quarter 1999.

The Company has made significant investments to modernize its core business systems over the past several years. With each system modification or replacement, Cone has addressed the Year 2000 issue. Therefore, remediation costs to address the Company's Year 2000 issues are expected to be less than $1.0 million.

The Company currently has contingency plans which address system related interruptions and will further develop such plans to protect the business from potential Year 2000 interruptions. These plans will be completed during fiscal year 1999. The Company is taking reasonable steps to prevent major interruptions related to the Year

2000 issue; however, the effect on the Company's results of operations if the Company, its suppliers or its customers are not fully Year 2000 compliant is not reasonably estimable.

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

Item 5.  Other Information

On November 10, 1998, J. Patrick Danahy, President and Chief Executive Officer and member of the Board of Directors of Cone Mills Corporation, announced his retirement from the Company and his resignation from the Board of Directors. Mr. Danahy is succeeded as President and Chief Executive Officer by John L. Bakane.

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

 2.1(d)          Second Amendment to Receivables
                 Purchase Agreement dated as of
                 July 16, 1998, between the Registrant
                 and Delaware Funding Corporation.                     29

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

Exhibit                                                           Sequential
  No.            Description                                       Page No.

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

*2.2(h)          Guaranty Agreement dated as of June 14,
                 1995, between Compania Industrial de
                 Parras, S.A. de C.V. and Cone Mills

Exhibit                                                            Sequential
  No.            Description                                        Page No.

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

 27              Financial Data Schedule                              32


* Incorporated by reference to the statement or report indicated.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     CONE MILLS CORPORATION
                                                     (Registrant)





Date  November 10, 1998                              /s/ Anthony L. Furr
     ------------------                              -------------------
                                                     Anthony L. Furr
                                                     Vice President and
                                                     Chief Financial Officer