Form 10-K
period 1999-01-03
CONE MILLS CORP
filed 1999-04-01
CIK 23304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 3, 1999
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 22, 1999: $127,161,165

Number of shares of common stock outstanding as of February 22, 1999:
25,432,233 shares.

Documents incorporated by reference: Portions of 1998 Annual Report to Shareholders, Part II, Items 5, 6, 7, 7a and 8; Proxy Statement for Annual Meeting to be held May 11, 1999, Part III, Items 10, 11, 12 and 13 of this report.

Index to Exhibits - Pages 24-34

                                     PART I
ITEM 1.  BUSINESS

                                   THE COMPANY

OVERVIEW

Founded in 1891 Cone Mills Corporation (the "Company" or "Cone"), incorporated and headquartered in North Carolina, is the world's largest producer of denim fabrics and the largest commission printer of home furnishings in North America. The Company competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities and the Cone name and reputation. The Company has a 50% interest in Parras Cone de Mexico, S.A. , ("Parras Cone"), a denim manufacturing facility in Mexico, and an alliance with the Ashima Group of India.

The Company operates in four principal business segments: (1) Denim and Khaki,
(2) Yarn-Dyed Products, (3) Commission Finishing and (4) Decorative Fabrics. The Company seeks growth of its products through expansion into new geographic areas and markets, product development and investment in value-added technology such as CAD/CAM. Capital expenditures for the last five years have totaled approximately $205 million and the Company expects to spend approximately $15 million in 1999 for capital projects.

The Company is engaged in denim production in Mexico through a joint venture facility with Compania Industrial de Parras, S.A., ("CIPSA"). This facility, Parras Cone, has been producing basic denims and yarn since late 1995. As approved by the Parras Cone Board of Directors, Cone markets and distributes the denim production of Parras Cone.

In August 1998, the Company formed an alliance with the Ashima Group of India. This alliance consists of an equity investment in Ashima Syntex Ltd., technical service agreements and a marketing agreement whereby Cone markets Ashima denim and sportswear products outside the Indian sub-continent. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives."

During early 1999, the Company announced a major reorganization and downsizing initiative. Upon completion of its announced restructuring plan Cone will employ approximately 5,000 employees and operate seven manufacturing plants in North and South Carolina. The plan includes the reconfiguration and closing of manufacturing facilities and downsizing and reorganization of sales, manufacturing and administrative staffs. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data," Note 21 of the Notes to Consolidated Financial Statements.

BUSINESS SEGMENTS

Information concerning operating segments for the Company's 1998, 1997 and 1996 fiscal years are incorporated by reference. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statement and Supplementary Data," Notes 18 and 21 of the Notes to Consolidated Financial Statements.

APPAREL PRODUCTS

Cone's apparel products group consists of two reporting segments:
the Denim and Khaki segment and the Yarn-Dyed Products segment.

Retail sales of denim and khaki apparel products have been growing in recent years with khakis reporting double-digit increases for 1998 in the U.S. Flannel shirting fabrics, which comprise the major portion of the Company's yarn-dyed products, have seen a decrease in popularity in recent years as alternative fabrics have gained fashion appeal. The Company believes that the rate of growth in casual apparel fabrics, denim and khakis in particular, is the result of several factors, including (i) the adoption of casual lifestyles by the "baby-boom" generation, born between 1946 and 1964, and their children, (ii) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life cycle costs, (iii) enhanced styling and comfort of casual garments along with greater acceptance of casual wear in the workplace and (iv) strong brands such as Levi, Dockers, Wrangler, The Gap, Old Navy and Arizona which continue to create fashion interest for consumers.

The Company's domestic apparel fabrics markets have been affected by changing demographics associated with the maturation of the baby-boom generation. As the baby-boom generation has matured, product trends have evolved to higher quality products with more diverse styling. As a result, many denim apparel customers desire better fabric quality, durability and styling to meet consumer demand, as well as faster service to reduce the risk of changing fashion trends. The size of the 15-to-24 year old age category, which accounts for the largest jeans consumption segment of the U.S.

population, began to expand in the mid-1990s when the children of baby-boomers began to reach these ages. Demand for denim and khaki apparel is expected to increase as this segment of the U.S. population expands.

At the retail level, mass market and specialty retailers have gained market share from department stores. This change in distribution has created the need to differentiate marketing and manufacturing to provide the right product to each distribution channel. The Company uses its Parras Cone facility to target the mass market channel of distribution while its U.S. facilities are more focused on specialty retailers and department store channels of distribution.

Internationally, consumption of denims has plateaued in industrialized countries, with Europe showing a slight decline in the past year as khakis and other alternative fabrics have gained market share. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. However, the growth in denim demand has been tempered by economic weakness in Asia and South America. In addition the Company's sales growth has been countered by increased global supply primarily in countries with lower labor costs.

Marketing and Sales. The Company's marketing focus is to serve brand name apparel customers through the development of products that are recognized in the marketplace for their distinctive quality, durability and styling. Styles of the Company's denim and other fabrics vary in color, finish, weight and construction, depending upon fashion trends and the needs of the specific customer. The Company's product development specialists monitor fashion trends throughout the United States, Europe, Far East and South America, attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. In addition, the Company maintains an international focus with a long history of distributing its products internationally. In 1998 the Company exported approximately 35% of its denim sales.

The apparel products group is organized and managed by its major product lines of denim, khaki and other piece-dyed products, yarn-dyed products and products produced by Ashima. The marketing group is headquartered in Greensboro, North Carolina with sales offices in New York, San Francisco, Los Angeles, Dallas, Brussels and Singapore to provide a more direct working relationship with the customer. In addition, the Company has sales agents in Europe, Japan, Hong Kong, Africa, and throughout Central and South America, and it maintains support services in trade financing, traffic and transportation in order to support its international presence. The

Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers. Cone's apparel products sales group and international agents represent all product lines.

The Company's denim and khaki exports were approximately $177 million, $176 million and $188 million in 1998, 1997 and 1996, respectively.

Raw Materials. Cotton is the primary raw material for the Company's fabric manufacturing operations, its purchased yarn and greige goods (fabrics that have not been dyed or finished). United States agricultural programs affect the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. The U.S. Department of Agriculture provides several programs to keep the effective price to cotton purchasers competitive with world levels while protecting the grower. Step 2 of the Federal Agriculture Improvement and Reform Act provided a formula for payments to users of domestically produced cotton when domestic cotton prices exceeded world prices for a period of time. Funds for these payments were depleted in December 1998. Step 3 of this program allows for the import of cotton, which has become available to U.S. purchasers in March 1999, and has resulted in the New York futures market price moving closer to the world price. Although management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, the Company's competitiveness may be materially adversely affected, as the Company cannot always fully pass increased cotton costs on to its customers. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

Cone also purchases yarn, greige goods and dyes and chemicals. Based on the Company's strategy to limit its investment in yarn manufacturing in the future, it has formed alliances with yarn manufacturers to insure adequate supplies at competitive prices. Pursuant to its decision to outsource an increased portion of its yarn manufacturing, the Company has entered into a supply agreement with Parkdale America, LLC, effective in 1999. Additional yarn and other materials used by the Company have normally been available in adequate supplies through a number of suppliers.

Trade. The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, has created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards which were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. In addition, legislation has been proposed that would grant benefits to other countries in the Caribbean that are roughly equivalent to those applicable to Mexico under NAFTA. The Company's Mexican joint venture, Parras Cone, benefits from its access to U.S. markets. There can be no assurance that NAFTA, or the possible adoption of any proposed legislation, will not adversely affect the Company.

The Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. Management believes the location of the Company's U.S. manufacturing facilities, its 50% interest in the Parras Cone plant in Mexico, its alliance with the Ashima Group in India and its emphasis on shortening production and delivery times allow Cone to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. The Company has invested in technological and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange
(EDI) with customers. These efforts have improved communication, planning and processing time in manufacturing.

In instances where the Company finds itself uncompetitive with imports, the Company is pursuing initiatives to either manufacture or source products internationally.

DENIM AND KHAKI

The Company's denim products, accounting for the majority of this segment's sales, are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. Fabric styling is supported by the Company's product development specialists. Due to the nature of the manufacturing process, denim fabric contains variations in color that give it a distinctive appearance. After weaving, denim fabrics and garments are processed further in finishing operations that produce different textures and other altered physical properties. In the dyeing and finishing of khaki fabrics many different colors and finishes are produced including the Company's fade resistant Deepdown(TM) fabric. During these processes, the Company's product development specialists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "value-added" and "basic." Value-added denims are distinguished by fabric construction, yarn variations, finishes and new product introductions. Basic denims are less differentiated by styling with competition being primarily on the basis of price, quality and service.

Cone's value-added denims are sold principally to brand name apparel companies, specialty retailers and brand name garment producers. Cone's basic denims are used primarily in garments sold through retail chains, department stores and catalogs. Although most of the

Company's basic denims are designed for the upscale segment of these markets, the Company also produces high-quality basic heavyweight blue denim, primarily at Parras Cone, to service the mass market distribution channel. Sales of basic denims constituted approximately one-fourth of the Company's total denim sales in 1998.

The Company's largest denim customer is Levi Strauss, whose 501(R) family of jeans are produced solely from the Company's proprietary fabrics. Other customers include V.F. Corporation (Wrangler and Lee), The Gap, Old Navy, Calvin Klein, Aalfs, Arizona, P.L. Industries and Hilfiger. The Company's international customers include Levi International, Joker Jeans and Big Star in Europe, Edwin in Japan and VF Corporation (Wrangler and Lee) in South America.

Specialty weight denims include a variety of woven constructions, colors and weights and are used primarily in fashion garment silhouettes and women and children's wear. These fabrics constitute a growing portion of the denim market as recent growth in denim has occurred in fashion silhouettes such as baggy jeans and carpenter pants at the expense of basic five pocket jeans. These denims tend to establish market trends because of their use in higher fashion garments.

Cone also serves niche markets for piece-dyed fabrics with its ProSpin(R) fabric which provides superior wrinkle resistance properties based upon yarn formation technologies. In addition, Cone styles and distributes a line of specialty print fabrics for a wide range of branded apparel customers. These fabrics, printed at the Company's Carlisle plant, are products primarily for fashion women's and children's wear.

Manufacturing. The Company's denim facilities are modern, flexible, vertically integrated, and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company's denim weaving facilities have all been re-loomed in the nineties. The Company's U.S. dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, beam dyeing, continuous overdye machinery and raw cotton dyeing equipment. As previously discussed, in addition to its U.S. facilities the Company has a 50% interest in Parras Cone, a low cost producer of high-quality basic denims.

Cone is recognized internationally as a quality leader with its weaving plants being certified under the ISO 9002 process.

Product and process development is supported by manufacturing development groups, which have specialists located in each facility.

These groups work with the Company's product development specialists and its customers' designers to produce new products for the marketplace. The Company uses on-line computer-aided design systems to increase styling effectiveness.

Competition. The denim and khaki fabrics business is highly competitive. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved.

No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche concerns. Competition is in the form of both domestic and foreign piece goods and in the form of imported apparel garments from Mexico, Asia and other countries. The migration of garment manufacturing facilities to Mexico and Caribbean countries, additional worldwide capacity, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment. Principal competitive factors in the domestic and international markets for denims are quality, price and styling. Denim jeans have an image of being uniquely American products. The Company's competitiveness with producers from other countries is influenced by tariffs and transportation costs. Any failure of the Company to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on the Company's results of operations and financial position.

In recent years due to the competitiveness of the apparel business and the criticality of low wage costs for garment producers the Company has been exploring a number of international initiatives. Its objectives for expansion into Mexico included seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut-and-sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. The Company is also seeking to gain production cost advantages while benefiting from its technological expertise. As the garment industry has migrated to Mexico from the U.S. the Company has benefited from Parras Cone's cost structure, location and Cone's U.S. infrastructure.

In 1998, the Company formed an alliance with the Ashima Group of India that allows Cone to market Ashima denim and sportswear products worldwide outside the Indian sub-continent. This alliance will allow Cone to provide products to its customers on a worldwide basis that cannot be competitively produced in the U.S.

The Company is continuously assessing the feasibility of additional manufacturing platforms and alliances within certain trade blocs in order to compete more effectively in its markets.

Seasonality. Demand for the Company's denim and khaki products and the level of the Company's sales fluctuate moderately during the year. There are three retail selling seasons: spring, fall (back-to-school) and the holiday season. The Company's sales for a particular selling season generally begin six months in advance of that season.

YARN-DYED PRODUCTS

Yarn-dyed products, primarily flannel, are principally used in menswear and in lighter weight apparel products for women's and children's wear. These products are sold through catalogs, department stores and discounters. Customers for these fabrics include M. Fine, L.L. Bean, J.C. Penney and Woolrich.

Manufacturing. The Company's Salisbury facility provided the dyeing and weaving production for the yarn-dyed product line. Due to extensive losses in this product line in recent years and the cost structure of the Salisbury plant, in January 1999, the Company announced its plans to close the facility. The Company plans to continue to be in the yarn-dyed business primarily through products produced by Ashima and potentially other third party manufacturers or on a limited basis in its denim facilities.

The Company uses on-line computer-aided design systems to increase styling effectiveness and will electronically link with Ashima in the development of products and patterns.

Competition. The yarn-dyed products business is highly competitive with the primary form of competition being imported garments and to a lesser extent North and Central American piece goods. As with denim and khaki, primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility. As styling has become more complex with finer yarn counts, labor intensity of the product has increased resulting in increased cost advantages for Asian producers.

As discussed previously, the Company formed an alliance with the Ashima Group of India that allows Cone to market Ashima products worldwide outside the Indian sub-continent. Ashima produces an extensive line of yarn-dyed products and the Company will provide Ashima with its technical assistance and styling to enhance Ashima's product offerings in this area. This alliance should provide Cone with cost-competitive products for its customers.

Seasonality. Demand for the Company's yarn-dyed products has been very seasonal due to the fact that the primary product is heavyweight flannels. As the Company moves forward in its alliance with Ashima the Company should have products for both the Spring and Fall selling seasons.

COMMISSION FINISHING AND DECORATIVE FABRICS

Commission Finishing. The commission finishing segment, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the United States and provides custom printing and plainshade dyeing services to leading home furnishings stylists and distributors. As commission printers, Carlisle and Raytex print fabrics owned by customers on a fee basis. Converters purchase unfinished fabrics from weaving mills, use outside sources such as Carlisle to dye the fabrics and print their designs, and then market the finished fabrics to apparel manufacturers.

The home furnishings fabrics processed at its Carlisle facility are generally used for upholstery and drapery prints. The Company also provides fabric printing and plainshade dyeing services to converters of fashion apparel fabrics. Cone's khaki product line is primarily dyed and finished at the Carlisle facility.

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Customers for Carlisle's home furnishings printing services include Waverly Division of F. Schumacher & Co., Springs Industries, Bloomcraft and P. Kaufman.

The Raytex plant is a modern, 260,000 square foot facility specializing in wide rotary screen printing. In 1996, a new preparation range was installed providing additional product capabilities. Raytex is one of the largest wide-fabric commission printers in the United States. Customers for Raytex include Springs Industries, Tietex Ticking, Dan River Mills, Revman Industries and Croscill.

Cone's commission finishing marketing headquarters are located in New York City. Marketing efforts of the New York sales staff are augmented by close working relationships between Carlisle and Raytex's production and technical staffs and customers' designers and stylists. The Company's commission finishing operations also maintain a customer service center that utilizes electronic data interchange (EDI) with major customers.

Consumer fashion preference is based upon coloration, texture and value. As with all home furnishing fabrics, there is fashion risk which affects consumer preference. In recent years, home furnishing prints have experienced lesser popularity than during previous years.

Decorative Fabrics. The Company's decorative fabrics segment includes John Wolf and Cone Jacquards. John Wolf is a "converter" of printed and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and distributes fabrics, which are manufactured and printed for the converter by others. The decorative fabrics' lines are printed primarily at the Carlisle plant under the names "John Wolf Decorative Fabrics" and "David and Dash." John Wolf customers include Corinthian Furniture Inc., Arden Companies, Bauhaus USA Inc. and Burlington House Fabrics.

Cone Jacquards, a modern 138,000 square foot facility with wide weaving machines, produces broadloom jacquard fabrics for furniture manufacturers, fabric distributors, retailers, converters and specialty products manufacturers. Customers for Cone Jacquards include Gum Tree Fabrics, Inc., Valley Forge Fabrics, Inc., Fieldcrest Cannon and Westpoint Stevens, Inc.

Decorative fabrics are marketed domestically and internationally through the segment's sales staff and sales agents. The sales staff and sales agents handle sales to large customers such as hotels, institutions and furniture manufacturers, as well as jobbers, who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

Competition. The finishing and decorative fabrics business is highly competitive and the Company competes primarily on the basis of quality and service. The commission finishing segment competes directly with several large commission printers as well as a number of smaller competitors. The decorative fabrics segment competes with a large number of domestic and foreign suppliers of decorative fabrics and jacquard woven fabrics.

Seasonality. Demand for the Company's finishing services and decorative fabrics and the level of the Company's sales fluctuate moderately during the year.

OTHER SEGMENT

The "Other" segment consists of synthetic fabrics, which were sold in January 1997, real estate operations, which were sold in May 1997, and other miscellaneous ancillary operations.

TRADEMARKS, COPYRIGHTS AND PATENTS

The Company owns several registered trademarks containing the "Cone" name and various designs. In addition, the Company holds various other trademarks, trade names, copyrights and patents used in connection with its business and products, both domestically and internationally. The Company believes that the name recognition of Cone and its reputation for quality, service and product development have value in both domestic and international markets.

CUSTOMERS

The Company has one customer, Levi Strauss, which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 32%, 37% and 49% of sales in 1998, 1997 and 1996, respectively. Levi has recently announced the closing of eleven plants in the United States as it transitions from owned facilities to a greater reliance upon contractors. The Company cannot predict the impact on sales, if any, of this change in Levi's manufacturing strategy. The loss of Levi as a customer, or a significant reduction in its purchases from the Company, would have a material adverse effect on the Company's financial position and results of operations.

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

The Supply Agreement expires in March of 2004 and is automatically extended each year, unless either party gives notice otherwise, so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement at any time upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

BACKLOG

The Company's order backlog was approximately $155 million at January 3, 1999, as compared to approximately $157 million at December 28, 1997. Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, the Company has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 3, 1999, will be filled within the first quarter of 1999.

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

EMPLOYEES

At January 31, 1999, the Company employed approximately 6,100 persons, of whom approximately 1,100 were salaried and approximately 5,000 were hourly employees. Of such hourly employees, approximately 1,650 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 620 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory. The Company expects to reduce the number of its employees to approximately 5,000 by mid-year 1999 pursuant to its restructuring program.

ITEM 2.  PROPERTY

Cone's U.S. manufacturing facilities consist of eight plants, six located in North Carolina and two in South Carolina, with approximately 5.2 million square feet of floor space. The denim and khaki segment operates four plants, commission finishing operates two plants and yarn-dyed products and decorative fabrics each operate one plant. The Company also maintains several distribution centers and warehouses. Internationally, the Company has a 50% interest in a 575,000 square foot denim manufacturing facility in Parras, Mexico. The Company announced in January 1999 the closing of its Salibury, North Carolina plant, which contains approximately .5 million square feet of floor space, in the second quarter of 1999. In early 1999, the Company also announced the closing of the yarn manufacturing portions of two additional North Carolina facilities, Florence and Cliffside, which constitute approximately .2 million square feet of floor space.

All such facilities are maintained in good condition and are both adequate and suitable for their respective purposes. The majority of the Company's manufacturing facilities are substantially fully utilized.

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

The District Court held a hearing on July 24, 1995 to decide on the merits of the Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Oral argument on

Plaintiffs' appeal was held in the Court of Appeals on October 31, 1996. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse effect on the Company's financial condition or results of operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                          Age     Position with the Company

John L. Bakane                 48     Director, President and
                                        Chief Executive Officer

G. Watts Carr III              56     Executive Vice President and
                                        President Apparel Products Group

Anthony L. Furr                55     Executive Vice President and
                                        Chief Financial Officer

Gary L. Smith                  40     Executive Vice President and
                                        Controller

Neil W. Koonce                 51     Vice President, General Counsel
                                        and Secretary

Terry L. Weatherford           56     Vice President

Marvin A. Woolen, Jr.          58     Vice President-Cotton Purchasing

David E. Bray                  60     Treasurer

All officers of the Registrant are elected or reelected each year at the Annual Meeting of the Board of Directors or at other times as necessary. All officers serve at the pleasure of the Board of Directors and until their successors are elected and qualified.

John L. Bakane joined the Company in 1975. He was named Chief Financial Officer in 1988 and was elected to the Board of Directors in 1989. He was elected Executive Vice President in 1995. In November 1996, he assumed responsibility for management of the Denim Group of the Company and in April 1997 he was appointed President of Cone Apparel Products Group. He was appointed Chief Operating Officer in April 1998, and served in such capacity until elected President and Chief Executive Officer in November 1998.

G. Watts Carr III was employed by the Company and named president of the Company's largest division, Cone Denim North America, effective October 1996. In February 1999, he was named Executive Vice President and President of the Apparel Products Group. Prior to joining the Company, Mr. Carr was employed by the North Carolina Department of Commerce as director of Business and Industry Development from 1992 until he joined the Company and as president of the North Carolina Partnership of Economic Development. Prior to 1992, he held a number of management and executive positions in textiles with Macfield, Inc. and the company with which it merged, Unifi, Inc.

Anthony L. Furr joined the Company in May 1997 as Vice President and Chief Financial Officer and served in that capacity until February 1999 when he was appointed Executive Vice President and Chief Financial Officer. From 1992 to 1995 he was Chairman, President and Chief Executive Officer of Wachovia Bank of South Carolina, N.A. and Executive Vice President of the parent Wachovia Corporation for whom he served as Executive Vice President and Chief Financial Officer from 1990 to 1992.

Gary L. Smith was employed by the Company in 1981 and was serving as Manager of Business Analysis when he was elected Assistant Controller in 1994. He was named Controller in December 1996 and was appointed Executive Vice President in February 1999.

Neil W. Koonce was employed by the Company in 1974. He has been General Counsel since 1987, Vice President since 1989, and
Secretary since February 1999.

Terry L. Weatherford was employed by the Company and elected Assistant Secretary in May 1993. He was elected Secretary in December 1993 and served in that capacity until February 1999. In 1995 he also was elected Vice President.

Marvin A. Woolen, Jr. was employed by the Company in July 1995 as director of cotton purchasing. He has been in the cotton sales, merchandising, purchasing, classing and shipping business since 1971. He was elected Vice President in 1997. From 1988 to 1995 he was president of Rollins Company, a cotton shipping firm.

David E. Bray has been employed by the Company since 1977 and has been Treasurer since 1988.

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

The Company's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The approximate number of holders of record of the Company's Common Stock as of January 31, 1999, was 394.

Information required by this Item on the sales prices and dividends of the Common Stock of the Company appearing under the heading "Quarterly Financial Data (Unaudited)" on page 37 of the Registrant's 1998 Annual Report is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The information appearing under the heading "Historical Financial Review" on page 40 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
            OPERATIONS AND FINANCIAL CONDITION

The information appearing under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 18 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK

The information appearing under the heading "Market Risks" on pages 17 through 18 of the Registrant's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements and notes thereto, appearing on pages 20 through 37 of the Registrant's 1998 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to directors of the Company is presented under the heading "Election of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 11, 1999, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.

ITEM 11.     EXECUTIVE COMPENSATION

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 11, 1999, and is hereby incorporated by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 11, 1999, and is hereby incorporated by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 11, 1999 and is hereby incorporated by reference.

                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

                    Independent Auditor's Report

                    Consolidated Statements of Operations for the Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

                    Consolidated Balance Sheets as of January 3, 1999 and December 28, 1997

                    Consolidated Statements of Stockholders' Equity for the Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

                    Consolidated Statements of Cash Flows for the Years Ended January 3, 1999, December 28, 1997 and December 29, 1996

                    Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 22 through 23 hereto.

                    Report of Independent Auditor's relating to Schedule II

                    Schedule II - Valuation and Qualifying Accounts

                    All other schedules specified under Regulation S-X are omitted because they are not applicable, not required or the information required appears in the Consolidated Financial Statements or Notes thereto.

(a)(3) Exhibits. Exhibits to this report are listed on the accompanying Index to Exhibits.

(b)            Reports on Form 8-K

                    No report on 8-K was filed during the fourth quarter of 1998.

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





                                      /s/ McGLADREY & PULLEN, LLP
                                          MCGLADREY & PULLEN, LLP





Greensboro, North Carolina
February 19, 1999

                                       23

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
      Years Ended January 3, 1999, December 28, 1997 and December 29, 1996
                                 (in thousands)


                          Column A                             Column B          Column C              Column D          Column E
------------------------------------------------------------- ----------- -------------------------- -------------      ----------
                                                                                   Additions
                                                                          --------------------------
                                                               Balance        (1)           (2)
                                                                  at       Charged to    Charged to                      Balance
                                                              beginning    costs and       other                         at end
                        Description                           of period     expenses      accounts   Deductions         of period
------------------------------------------------------------- ----------- ------------- ------------ ------------       -----------
January 3, 1999
     Valuation accounts deducted
        from the assets to which
        they apply:
            Provision for doubtful accounts                     $   1,500     $   1,433   $    -      $   1,433 (a)       $  1,500
                                                                ---------     ----------  -------     ----------          ---------
            Reserve for inventory (b)                               5,075         2,935        -          1,442              6,568
                                                                ---------     ----------  -------     ----------          ---------
            Reserve for fixed asset writedowns (b)                  1,638        15,800        -            700             16,738
                                                                ---------     ----------  -------     ----------           ---------
     Reserve for restructuring charges (b)                             -          1,058        -              -              1,058
                                                                ---------     ----------  -------     ----------           ---------
     Reserve for future losses (b)                                  1,357            88        -          1,323                122
                                                                ---------     ----------  -------     ----------           ---------



December 28, 1997
     Valuation accounts deducted
        from the assets to which
        they apply:
             Provision for doubtful accounts                    $   3,000     $     624   $    -      $   2,124  (a)(c)   $  1,500
                                                                ---------     ----------  -------     ----------          ---------
             Reserve for inventory (b)                                 -          5,075        -              -              5,075
                                                                ---------     ----------  -------     ----------          ---------
             Reserve for fixed asset writedowns                     2,638             -        -          1,000              1,638
                                                                ---------     ----------  -------     ----------          ---------
     Reserve for loss on real estate disposal                       4,500             -        -          4,500                  -
                                                                ---------     ----------  -------     ----------          ---------
     Reserve for future losses (b)                                  1,725           950        -          1,318              1,357
                                                                ---------     ----------  -------     ----------          ---------



December 29, 1996
     Valuation accounts deducted
        from the assets to which
        they apply:
              Provision for doubtful accounts                   $  3,200      $     127   $    -       $     327 (a)      $  3,000
                                                                ---------     ----------  -------     ----------          ---------
              Reserve for fixed asset writedowns (b)                   -          2,638        -              -              2,638
                                                                ---------     ----------  -------     ----------          ---------
     Reserve for loss on real estate disposal (b)                      -          4,500        -              -              4,500
                                                                ---------     ----------  -------     ----------          ---------
     Reserve for future losses (b)                                 2,644          1,522        -          2,441              1,725
                                                                ---------     ----------  -------     ----------          ---------


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

*2.1(d)       Second Amendment to Receivables
              Purchase Agreement dated as of July
              16, 1998, between the Registrant and
              Delaware Funding Corporation, filed
              as Exhibit 2.1(d) to Registrant's
              report Form 10-Q for the quarter
              ending September 27, 1998.

 2.1(e)       Third Amendment to Receivables
              Purchase Agreement dated as of
              December 23, 1998, between the
              Registrant and Delaware Funding
              Corporation.                                                37

*2.2(a)       Investment Agreement dated as of
              June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
              Garcia Muriel, and Cone Mills
              Corporation, filed as Exhibit 2.2(a)
              to Registrant's report on Form 10-Q for
              the quarter ended July 4, 1993, with

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

*2.2(g)       Parras Registration Rights Agreement

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

*2.2(m)       Letter Agreement dated January 11, 1996
              among Registrant, Rodolfo Garcia Muriel,

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

*4.3(i)       Letter Agreement dated as of
              July 31, 1997, between the Registrant
              and the Prudential Insurance Company
              of America, filed as Exhibit 4.3(i) to

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

*4.7          Cone Mills Corporation 1983 ESOP as
              amended and restated effective
              December 1, 1994, filed as Exhibit
              4.9 to the Registrant's report on
              Form 10-K for year ended January 1,
              1995.

*4.7(a)       First Amendment to the Cone Mills
              Corporation 1983 ESOP dated May 9,
              1995, filed as Exhibit 4.9(a) to the
              Registrant's report on Form 10-K for
              year ended December 31, 1995.

*4.7(b)       Second Amendment to the Cone Mills
              Corporation 1983 ESOP dated
              December 5, 1995,  filed as
              Exhibit 4.9(b) to the Registrant's

Exhibit                                                           Sequential
  No.         Description                                          Page No.

              report on Form 10-K for year ended
              December 31, 1995.

*4.7(c)       Third Amendment to the Cone Mills
              Corporation 1983 ESOP dated August 7,
              1997, filed as Exhibit 4.8(c) to the
              Registrant's report on Form 10-Q for
              the quarter ended September 28, 1997.

*4.7(d)       Fourth Amendment to the Cone Mills
              Corporation 1983 ESOP dated December
              4, 1997, filed as Exhibit 4.8(d) to
              the Registrant's report on Form 10-K
              for the year ended December 28, 1997.

*4.8          Indenture dated as of February 14,
              1995, between Cone Mills Corporation
              and Wachovia Bank of North Carolina,
              N.A. as Trustee (Bank of New York is
              successor Trustee), filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 33-57713).

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

*10.1(b)      Second Amendment to the Employees'
              Retirement Plan of Cone Mills

Exhibit                                                           Sequential
  No.         Description                                          Page No.

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

*10.1(d)      Fourth Amendment to the Employees'
              Retirement Plan of Cone Mills
              Corporation, filed as Exhibit 10 to
              the Registrant's report on Form 10-Q
              for the quarter ended September 28,
              1997.

*10.1(e)      Fifth Amendment to Employees'
              Retirement Plan of Cone Mills
              Corporation dated December 4, 1997,
              filed as Exhibit 10.1(e) to the
              Registrant's report on Form 10-K for
              the year ended December 28, 1997.

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

*10.8(c)      Form of Restricted Stock Award
              Agreement under 1992 Amended and

Exhibit                                                           Sequential
  No.         Description                                          Page No.

              Restated Stock Plan, filed as Exhibit
              10.8(c) to the Registrant's report on
              Form 10-K for the year ended December
              28, 1997.

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

*10.14 Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.14 to the Registrant's Registration Statement on
              Form S-1 (File No. 33-46907).

*10.15        First Amendment to Supply Agreement
              dated as of April 15, 1992, between
              the Registrant and Levi Strauss dated
              as of March 30, 1992, filed as
              Exhibit 10.15 to Registrant's
              Registration Statement

Exhibit                                                           Sequential
  No.         Description                                          Page No.

              on Form S-1 (No. 33-46907).

10.16         Agreement dated December 21, 1998
              between the Registrant and J. Patrick
              Danahy.                                                     40

10.17         Agreement dated January 1, 1999 between
              the Registrant and Parkdale Mills, Inc.                     50

13            1998 Annual Report                                          57

21            Subsidiaries of the Registrant.                            122

23.l          Consent of McGladrey & Pullen, LLP,
              independent auditor, with respect to
              the incorporation by reference in the
              Registrant's Registration Statements
              on Form S-8 (Nos. 33-31977; 33-31979;
              33-51951; 33-51953; 33-53705 and
              33-67800) of their reports on the
              consolidated financial statements
              and schedules included in this
              Annual Report on Form 10-K.                                123

 27           Financial Data Schedule                                    124


* Incorporated by reference to the statement or report indicated.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      CONE MILLS CORPORATION

Date:   April 1, 1999                                  By: /s/ John L. Bakane
      -----------------                                    ------------------
                                                           John L. Bakane
                                                           President and Chief
                                                           Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                         Title                            Date

/s/ Dewey L. Trogdon          Chairman of the Board               April 1, 1999
---------------------
(Dewey L. Trogdon)


/s/ John L. Bakane            Director, President                 April 1, 1999
------------------            and Chief Executive
(John L. Bakane)              Officer (Principal
                              Executive Officer)



/s/ Anthony L. Furr           Executive Vice President            April 1, 1999
---------------------         and Chief Financial
(Anthony L. Furr)             Officer



/s/ Gary L. Smith             Executive Vice President            April 1, 1999
---------------------         and Controller(Principal
(Gary L. Smith)               Accounting Officer)


/s/ Doris R. Bray             Director                            April 1, 1999
---------------------
(Doris R. Bray)


/s/ Jeanette C. Kimmel        Director                            April 1, 1999
----------------------
(Jeanette C. Kimmel)

      Signature                     Title                            Date


/s/ Charles M. Reid           Director                            April 1, 1999
----------------------
(Charles M. Reid)


/s/ John W. Rosenblum         Director                            April 1, 1999
---------------------
(John W. Rosenblum)


/s/ Cyrus C. Wilson           Director                            April 1, 1999
--------------------
(Cyrus C. Wilson)


/s/ Nicholas Shreiber         Director                            April 1, 1999
---------------------
(Nicholas Shreiber)