Form 10-Q
period 1999-04-04
CONE MILLS CORP
filed 1999-05-18
CIK 23304

Page 1 of 32
                                                  Index to Exhibits-Pages 21-27

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 4, 1999

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

Number of shares of common stock outstanding as of April 30, 1999:
25,431,233 shares.

                       CONE MILLS CORPORATION

                                 INDEX

                                                                           Page
                                                                         Number

PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Consolidated Condensed Statements of Operations
                    Thirteen weeks ended
                    April 4, 1999 and March 29, 1998
                    (Unaudited)...............................................3

                 Consolidated Condensed Balance Sheets
                    April 4, 1999 and March 29, 1998
                    (Unaudited) and January 3, 1999...........................4

                 Consolidated Condensed Statements of Cash Flows
                    Thirteen weeks ended April 4, 1999
                    and March 29, 1998 (Unaudited)............................5

                 Notes to Consolidated Condensed Financial Statements
                    (Unaudited)...............................................6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations...............11


PART II.         OTHER INFORMATION

Item 1.      Legal Proceedings...............................................18
Item 6.      Exhibits and Reports on Form 8-K................................20

Item 1.                                                Part I

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                                              Thirteen           Thirteen
                                                                            Weeks Ended        Weeks Ended
                                                                           April 4, 1999     March 29, 1998
                                                                           -------------     --------------
                                                                            (Unaudited)        (Unaudited)

Net Sales                                                                       $ 157,257          $ 190,171

Cost of Goods Sold                                                                141,914            173,044
                                                                          ----------------   ----------------

Gross Profit                                                                       15,343             17,127

Selling and Administrative                                                         13,305             13,755
Restructuring and Impairment of Assets                                             12,917                  -
                                                                          ----------------   ----------------

Income (Loss) from Operations                                                     (10,879)             3,372
                                                                          ----------------   ----------------

Other Income (Expense)
    Interest income                                                                   430                611
    Interest expense                                                               (3,640)            (3,547)
                                                                          ----------------   ----------------

                                                                                   (3,210)            (2,936)
                                                                          ----------------   ----------------

Income (Loss) before Income Taxes (Benefit), Equity in
    Earnings of Unconsolidated Affiliate and Cumulative Effect
    of Accounting Change                                                          (14,089)               436
Income Taxes (Benefit)                                                             (4,790)               144
                                                                          ----------------   ----------------

Income (Loss) before Equity in Earnings of Unconsolidated
    Affiliate and Cumulative Effect of Accounting Change                           (9,299)               292
Equity in Earnings of Unconsolidated Affiliate                                        867              1,252
                                                                          ----------------   ----------------

Income (Loss) before Cumulative Effect of Accounting Change                        (8,432)             1,544

Cumulative Effect of Accounting Change                                             (1,038)                 -
                                                                          ----------------   ----------------

Net Income (Loss)                                                               $  (9,470)          $  1,544
                                                                          ================   ================


Income (Loss) Available to Common Shareholders
    Income (Loss) before Cumulative Effect of Accounting Change                 $  (9,152)          $    791
    Cumulative Effect of Accounting Change                                         (1,038)                 -
                                                                          ================   ================
    Net Income (Loss)                                                           $ (10,190)          $    791
                                                                          ================   ================

Earnings (Loss) Per Share - Basic and Diluted
    Income (Loss) before Cumulative Effect of Accounting Change                 $   (0.36)          $   0.03
    Cumulative Effect of Accounting Change                                          (0.04)              -
                                                                          ================   ================
    Net Income (Loss)                                                           $   (0.40)          $   0.03
                                                                          ================   ================


Weighted-Average Common Shares Outstanding
    Basic                                                                          25,431             26,183
                                                                          ================   ================
                                                                          ================   ================
    Diluted                                                                        25,431             26,210
                                                                          ================   ================

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                         April 4,         March 29,       January 3,
                                                                           1999             1998             1999
                                                                        ----------        ---------       ----------
                                                                        (Unaudited)      (Unaudited)        (Note)

ASSETS
    Current Assets
       Cash                                                                $   1,883        $     525        $     639
       Accounts receivable, less allowances of $3,300; 1998, $1,500           21,765           25,063           26,010
       Subordinated note receivable                                           30,025           39,886           10,414
       Inventories                                                           132,912          122,287          120,430
       Other current assets                                                   14,625           18,913           10,253
                                                                       --------------   --------------   --------------

          Total Current Assets                                               201,210          206,674          167,746

    Investments in Unconsolidated Affiliates                                  45,318           38,033           45,489
    Other Assets                                                              36,127           37,844           36,616
    Property, Plant and Equipment                                            230,211          250,017          238,666
                                                                       --------------   --------------   --------------

                                                                           $ 512,866        $ 532,568        $ 488,517
                                                                       ==============   ==============   ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Notes payable                                                       $   4,000        $   7,500        $   1,000
       Current maturities of long-term debt                                   10,714           10,714           10,714
       Accounts payable                                                       41,154           39,962           27,255
       Sundry accounts payable and accrued liabilities                        43,042           45,465           42,071
       Deferred income taxes                                                  18,115           20,436           22,670
                                                                       --------------   --------------   --------------

          Total Current Liabilities                                          117,025          124,077          103,710

    Long-Term Debt                                                           181,497          161,767          161,385
    Deferred Income Taxes                                                     30,241           40,913           30,050
    Other Liabilities                                                         11,651           10,936           11,448

    Stockholders' Equity
       Class A preferred stock - $100 par value; authorized
          1,500,000 shares; issued and outstanding 411,916 shares;
          1998, 383,948 shares                                                41,192           38,395           38,395
       Class B preferred stock - no par value; authorized
          5,000,000psharesPlant and Equipment-Net                                  -                -                -
       Common stock - $.10 par value; authorized 42,700,000
          shares; issued and outstanding 25,431,233 shares;
          1998, 26,166,933 shares and 25,432,233 shares                        2,543            2,617            2,543
       Capital in excess of par                                               57,256           62,057           57,264
       Retained earnings                                                      80,494          101,039           92,799
       Deferred compensation - restricted stock                                 (533)            (702)            (579)
       Accumulated other comprehensive loss, currency translation adjustment  (8,500)          (8,531)          (8,498)
                                                                       --------------   --------------   --------------

          Total Stockholders' Equity                                         172,452          194,875          181,924
                                                                       --------------   --------------   --------------

                                                                           $ 512,866        $ 532,568        $ 488,517
                                                                       ==============   ==============   ==============

Note: The balance sheet at January 3, 1999, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                   CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                                      Thirteen              Thirteen
                                                                                     Weeks Ended           Weeks Ended
                                                                                    April 4, 1999         March 29, 1998
                                                                                    -------------         --------------
                                                                                     (Unaudited)           (Unaudited)

CASH USED IN OPERATIONS                                                                $ (19,542)            $ (14,461)
                                                                                   -----------------     -----------------

INVESTING
     Proceeds from sale of property, plant and equipment                                     450                 2,566
     Capital expenditures                                                                 (1,420)               (6,790)
                                                                                   -----------------     -----------------

        Cash used in investing                                                              (970)               (4,224)
                                                                                   -----------------     -----------------

FINANCING
     Net borrowings under line of credit agreements                                        3,000                 3,000
     Decrease in checks issued in excess of deposits                                       1,206)               (3,446)
     Proceeds from long-term debt borrowings                                               0,000                22,000
     Purchase of outstanding common stock                                                      -                  (246)
     Dividends paid - Class A Preferred                                                      (38)               (2,954)
                                                                                   -----------------     -----------------

        Cash provided by financing                                                        21,756                18,354
                                                                                   -----------------     -----------------

        Net change in cash                                                                 1,244                  (331)

Cash at Beginning of Period                                                                  639                   856
                                                                                   -----------------     -----------------

Cash at End of Period                                                                  $   1,883             $     525
                                                                                   =================     =================

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
     Interest                                                                          $   6,271             $   6,520
                                                                                   =================     =================
                                                                                   =================     =================
     Income taxes, net of refunds                                                      $      30             $     (17)
                                                                                   =================     =================

Supplemental Schedule of Noncash Investing and Financing Activities:
     Stock dividend paid - Class A Preferred Stock                                     $   2,797             $       -
                                                                                   =================     =================

See Notes to Consolidated Condensed Financial Statements.

                   CONE MILLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation (the "Company") consolidated condensed financial statements for April 4, 1999 and March 29, 1998 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at April 4, 1999, March 29, 1998, and January 3, 1999, and the related consolidated condensed statements of operations and cash flows for the thirteen weeks ended April 4, 1999 and March 29, 1998. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1998.

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at April 4, 1999 and March 29, 1998 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                                              4/4/99           3/29/98          1/3/99

Greige and finished goods                                $ 100,206         $  83,391        $  87,087
Work in process                                              9,162            10,578            9,810
Raw materials                                               13,184            16,057           11,508
Supplies and other                                          10,360            12,261           12,025
                                                         $ 132,912         $ 122,287        $ 120,430

Note 3.  Long-Term Debt

(in thousands)                                             4/4/99            3/29/98          1/3/99

Senior Note                                              $  42,858         $  53,572        $  42,858
Revolving Credit Agreement                                  52,000            22,000           32,000
8 1/8% Debentures                                           97,353            96,909           97,241
                                                           192,211           172,481          172,099
Less current maturities                                     10,714            10,714           10,714
                                                         $ 181,497         $ 161,767        $ 161,385

Note 4.  Class A Preferred Stock

On February 11, 1999, the Company declared a 7.5% stock dividend on the Company's Class A Preferred Stock which was paid on March 31,
1999. The dividend was charged to retained earnings in the amount of approximately $2.8 million.


Note 5.  Depreciation and Amortization

The following table presents depreciation and amortization included in the statements of operations.

(in thousands)                                          Thirteen                    Thirteen
                                                       Weeks Ended                 Weeks Ended
                                                          4/4/99                     3/29/98

Depreciation                                               $ 7,190                     $ 7,174
Amortization                                                   676                         675
                                                           $ 7,866                     $ 7,849


Note 6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share ("EPS").

(in thousands, except                                                       Thirteen              Thirteen
  per share data)                                                         Weeks Ended           Weeks Ended
                                                                             4/4/99               3/29/98

Income (loss) before cumulative                                              $ (8,432)             $  1,544
  effect of accounting change

Preferred stock dividends                                                        (720)                 (753)

Income (loss) before cumulative
  effect of accounting change available
  to common shareholders                                                       (9,152)                  791

Cumulative effect of accounting change                                         (1,038)                    -

Basic EPS - income (loss) available
  to common shareholders                                                      (10,190)                  791
Effect of dilutive securities                                                       -                     -

Diluted EPS - income (loss) available to
  common shareholders after assumed
  conversions                                                                $(10,190)            $     791

Determination of shares:

Basic EPS - weighted-average shares                                            25,431                26,183
Effect of dilutive securities                                                       -                    27

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                             25,431                26,210

Earnings (loss) per share - basic and diluted
  Income (loss) before cumulative effect
    of accounting change                                                     $  (0.36)             $   0.03
  Cumulative effect of accounting change                                        (0.04)                    -

  Net income (loss)                                                          $  (0.40)             $   0.03

Common stock options outstanding at April 4, 1999 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 7.  Segment Information

The Company has four principal business segments which are based upon organizational structure: 1) denim and khaki; 2) yarn-dyed products; 3) commission finishing and 4) decorative fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliate is included in the denim and khaki segment. Restructuring and impairment of asset expenses, unallocated expenses, interest, income taxes and cumulative effect of accounting change are not included in segment operating income (loss).

Net sales and income (loss) from operations for the Company's operating segments are as follows:

(amounts in thousands)                                                       Thirteen            Thirteen
                                                                           Weeks Ended         Weeks Ended
                                                                              4/4/99             3/29/98
Net Sales
     Denim and Khaki                                                        $ 112,635           $ 141,754
     Yarn-Dyed Products                                                         7,506              11,680
     Commission Finishing                                                      25,838              27,127
     Decorative Fabrics                                                        16,585              11,988
     Other                                                                        472               1,696
                                                                              163,036             194,245
     Less Intersegment Sales                                                    5,779               4,074
                                                                            $ 157,257           $ 190,171

Income (Loss) from Operations
     Denim and Khaki                                                        $   9,316           $  13,852
     Yarn-Dyed Products                                                        (3,277)             (1,441)
     Commission Finishing                                                      (1,956)             (4,982)
     Decorative Fabrics                                                           504                (528)
     Other                                                                       (229)               (462)
     Unallocated Expenses                                                      (1,453)             (1,815)
                                                                                2,905               4,624
     Restructuring and Impairment of Assets                                   (12,917)                  -
                                                                              (10,012)              4,624
     Less Equity in Earnings of Unconsolidated
       Affiliate                                                                  867               1,252
                                                                              (10,879)              3,372
     Interest Expense - Net                                                   ( 3,210)            ( 2,936)

     Income (Loss) before Income Taxes (Benefit),
       Equity in Earnings of Unconsolidated
       Affiliate and Cumulative Effect of
       Accounting Change                                                    $ (14,089)          $     436

Note 8.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income
(loss). Total comprehensive income (loss) for the periods was as follows:

(in thousands)                                                       Thirteen                  Thirteen
                                                                    Weeks Ended               Weeks Ended
                                                                      4/4/99                    3/29/98

Net income (loss)                                                      $ (9,470)                  $ 1,544
Other comprehensive loss,
  currency translation adjustment                                           ( 2)                      (27)
                                                                       $ (9,472)                  $ 1,517

Note 9.  Reclassification of Selling and Administrative

In the first quarter of 1999 the Company changed the criteria for items to be included in selling and administrative expenses to conform to prevailing industry practices. The Company has restated its prior year Statement of Operations to reflect the new classification criteria. This resulted in the reclassification of $7.0 million from selling and administrative expenses to cost of goods sold for the first quarter of 1998.

Note 10.  Cumulative Effect of Accounting Change

Beginning in fiscal year 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 is adopted. The Company recognized a charge of $1.0 million, the Company's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change in the first quarter of 1999. Had SOP 98-5 not been adopted during the first quarter of 1999, net loss would have been reduced by $0.9 million, or $0.04 per share.

Item 2.
                              MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                             AND RESULTS OF OPERATIONS

OVERVIEW

In response to 1998 business conditions for apparel products and commission finishing, the Company announced, in early 1999 and began to implement during the first quarter, a comprehensive downsizing and reorganization program which included:

1) The streamlining of product offering of the sportswear division including the closing of the Salisbury plant which produces yarn-dyed shirting fabrics.
2) The downsizing and reorganization of the Corporate Administrative staff to more efficiently match Cone's present sales base.
3) The merger of the denim and sportswear fabrics businesses into one unit which will more efficiently serve the growing casualwear market.
4) The reduction of the manufacturing staff in order to simplify the management structure and become more responsive to customer cycle times.
5) The closing of the Florence and Cliffside yarn manufacturing facilities, coupled with the outsourcing of yarn, to reduce operating costs and conserve capital which would have been required for equipment modernization.
6) The downsizing of screen printing operations at the Carlisle plant to reduce costs and improve efficiency.

Substantially all of the expense related to these initiatives was reflected in the last quarter of 1998 ($19.3 million) and the first quarter of 1999 ($14.5 million). The Company expects to achieve significant cost savings as a result of these initiatives beginning in the second quarter of 1999.

RESULTS OF OPERATIONS

First Quarter Ended April 4, 1999 Compared with First Quarter Ended March 29, 1998.

Cone Mills had sales for the first quarter of 1999 of $157.3 million, as compared with the first quarter of 1998 sales of $190.2 million. For the 1999 period, sales of denim and khaki, yarn-dyed products, and commission finishing decreased partially offset by increased decorative fabric sales. In the fourth quarter of 1998, which carried through into the first quarter of 1999, denim sales slowed significantly. International sales represented 25% of total sales in the first quarter of 1999 compared to 27% of sales for the 1998 period.

Gross profit for the first quarter of 1999 increased to 9.8% of sales, as compared with 9.0% for the previous year. The improvement was primarily the result of better operating results in commission finishing and decorative fabrics.

Segment Information. Cone operates in four principal business segments: denim and khaki, yarn-dyed products, commission finishing and decorative fabrics. The following table sets forth for the first quarters of 1999 and 1998 certain net sales and segment income
(loss) information regarding these segments.

                                                                       First Quarter
                                                          1999                             1998
NET SALES
     Denim and Khaki                           $  112.6         71.6%           $  141.8        74.5%
     Yarn-Dyed Products                             7.5          4.8                11.7         6.1
     Commission Finishing(1)                       25.9         16.4                27.1        14.3
     Decorative Fabrics                            16.6         10.6                12.0         6.3
     Other                                          0.5          0.3                 1.6         0.9
         Subtotal                              $  163.1        103.7            $  194.2       102.2
     Less Intersegment Sales(1)                     5.8          3.7                 4.0         2.2
                                               $  157.3        100.0%           $  190.2       100.0%

SEGMENT INCOME (LOSS)(2)(3)
     Denim and Khaki                           $    9.3          8.3%           $   13.9         9.8%
     Yarn-Dyed Products                            (3.3)       (43.7)               (1.4)      (12.3)
     Commission Finishing                          (2.0)        (7.6)               (5.0)      (18.4)
     Decorative Fabrics                             0.5          3.0              (0.5)       (4.4)
     Other                                         (0.2)       (48.5)               (0.5)      (27.2)
     Restructuring & Impairment
       of Assets                                  (12.9)           -                   -           -

(1) Intersegment sales represent commission finishing intercompany sales to the denim and khaki and decorative fabrics segments.
(2) Segment income (loss) excludes unallocated expenses. Percentages reflect segment income (loss) as a percentage of segment net sales including intersegment sales.
(3) Denim and khaki segment income includes equity in earnings of an unconsolidated affiliate.

     Denim and Khaki. For the first quarter of 1999, denim and khaki segment sales were $112.6 million, down 20.5% from first quarter

     1998 sales of $141.8 million. Lower sales resulted primarily from the negative impact of unseasonably warm weather in the second half of 1998 on retail sales of basic heavyweight jeans, a stronger consumer interest in fashion denims and khakis, and adjustments to retail and manufacturing inventories associated with these trends.

     Operating income of the denim and khaki segment for the first quarter of 1999 was $9.3 million, or 8.3% of sales, compared with $13.9 million, or 9.8% for the first quarter of 1998. The reduced margin and income resulted primarily from lower sales volume, reduced plant operating schedules, and slightly lower prices. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

     Yarn-Dyed Products. As part of the restructuring program, the Company will cease manufacturing yarn-dyed products in May 1999. For the first quarter of 1999, both sales and operating results for yarn-dyed products were lower than in the 1998 period. Sales of $7.5 million were down 35.7% and the operating loss of $3.3 million increased $1.8 million, as compared to the first quarter of 1998.

     Commission Finishing. Outside sales of commission finishing for the first quarter of 1999 were $20.1 million, down 13.0% from $23.1 million for the first quarter of 1998 because of disappointing sales volume in prints. However, the segment made substantial improvement in operating results with the first quarter 1999 loss of $2.0 million, an improvement of approximately 60% from a loss of $5.0 million for the first quarter of 1998. The Carlisle plant has improved operating results primarily because of improved expense control, higher quality levels, and delivery integrity

     Decorative Fabrics. For the first quarter of 1999, sales of the decorative fabrics segment were $16.6 million, up 38.3% from sales of $12.0 million for the first quarter of 1998. Cone Jacquards sales improved as capacity expanded, and John Wolf sales were up as the unit improved its product offerings and marketing effort. The decorative fabrics segment had earnings of $0.5 million for the first quarter of 1999 compared with a loss of $0.5 million for the first quarter of 1998.

Selling and administrative expenses for the first quarter of 1999 were $13.3 million, or 8.5% of sales, as compared with $13.8 million, or 7.2% of sales in the first quarter of 1998. Selling and administrative expenses for 1998 have been restated to conform to industry practices. In the 1999 period, selling and administrative expenses increased, as a percentage of sales, primarily as a result of the lower sales level relative to the 1998 period. The Company expects the level of selling and administrative expenses to decline in 1999 as the cost savings from restructuring initiatives are realized.

Interest expense for the first quarter of 1999 was $3.6 million, up from $3.5 million for the first quarter of 1998, primarily the result of additional borrowing to support increases in working capital needs.

For the first quarter of 1999, the income tax benefit as a percent of the taxable loss was 34.0%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $0.9 million for the first quarter of 1999, as compared with $1.3 million for the 1998 period.

For the first quarter of 1999, Cone Mills had a net loss of $9.5 million, or $.40 per share after preferred dividends, including a $1.0 million charge from the cumulative effect of an accounting change related to capitalized start-up costs at the Parras Cone joint venture plant. In the quarter, the Company also incurred restructuring and exit expenses of $14.5 million associated with its previously announced restructuring program. Excluding the restructuring and exit expenses, and the accounting change, the Company had earnings of $.02 per share after preferred dividends. For comparison, in the first quarter of 1998, Cone Mills had sales of $190.2 million with net income of $1.5 million, or $.03 per share after preferred dividends.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility and a $50 million Receivables Purchase Agreement. The Receivables Purchase Agreement expires in June 1999, and the Company believes it can replace this facility on comparable terms. On April 4, 1999, the Company had funds available of $28.0 million under its Revolving Credit Facility.

During the first quarter of 1999, the Company used cash from operations, before changes in working capital, of $3.3 million, as compared with generated cash of $6.7 million for the first quarter of 1998. Working capital increased by $16.2 million, which included inventory increases of $12.5 million in the first quarter of 1999. Uses of cash included $1.4 million for capital expenditures.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for the foreseeable future. International investments, including the proposed denim facility discussed below, will require additional long-term financing.

On April 30, 1999, Guilford Mills, Inc. (Guilford) and the Company announced plans to develop an innovative new textile and apparel industrial park in Mexico. The park is believed to be the first large-scale industrial development in Mexico in which textile plants, garment manufacturing, and laundering facilities are located in close proximity to each other.

In support of this project, the Mexican government has agreed to facilitate the infrastructure including roads and rights of way, water resources, telecommunications, municipal services, electricity, natural gas, wastewater treatment and work force training.

The new park, to be built in several stages, will be located on over 500 acres of land in Altamira, near Tampico, a northeast coast port city in the state of Tamaulipas. In April, Guilford and Cone established a 50/50 joint venture to develop and operate the park. It is expected that this investment for Cone will range from $6 million to $10 million.

The plant to be built by Cone in the initial phase of the project will be a ring-spun, value-added denim plant with a capacity of 20 million yards expandable to 40 million yards. The Company expects to invest $40 million to $75 million in the initial denim facility depending upon whether it outsources yarn manufacturing, forms a yarn alliance or produces its own yarn. The Company could invest an additional $30 million to $45 million for the expansion to 40 million yards. A portion of the funds required for this facility will require debt financing, which the Company has not arranged at this date.

On April 4, 1999, the Company's long-term capital structure consisted of $181.5 million of long-term debt and $172.5 million of stockholders' equity. For comparison, on March 29, 1998, the Company had $161.8 million of long-term debt and $194.9 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 53% at April 4, 1999, as compared with 47% at March 29, 1998.

Accounts and note receivable on April 4, 1999, were $51.8 million, as compared with $64.9 million at March 29, 1998. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 55 days of sales outstanding at April 4, 1999 and 51 days at March 29, 1998. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on April 4, 1999, were $132.9 million, up $10.6 million from March 29, 1998. The increase was primarily due to higher denim finished goods inventories.

Capital spending in the first quarter of 1999 was $1.4 million, as compared with $6.8 million for the 1998 period. Domestic capital spending in 1999 is expected to be approximately $15 million. The reduced spending in 1999 is because the Company completed its relooming program of domestic denim facilities in 1998. In addition to the domestic capital spending budget, the Company expects to spend up to $12 million for investments in international initiatives in 1999.

Other Matters

The Company is implementing a comprehensive plan to address possible exposures to Year 2000 issues. Critical financial, operational, and manufacturing systems have been inventoried and assessed and system modification or replacement have been completed or are in-process. Implementation of required changes for all systems is targeted for completion during fiscal year 1999.

Executive management periodically reviews the status of the Company's Year 2000 compliance efforts. At present the Company estimates it is approximately 80% complete with implementation of new systems or remediation of existing systems related to core business systems and approximately 90% complete with such efforts related to manufacturing, operating and control systems. Testing and certification is expected to be substantially completed by June 1999.

The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. Coordination efforts involve communication with major suppliers and customers to undertake testing of electronic interfaces and obtaining written certifications of compliance where applicable. Risk assessments and action plans have been substantially completed. The majority of necessary system modifications, including testing and certification, should be completed in the first half of 1999. All required changes are targeted for completion by third quarter 1999.

The Company has made significant investments to modernize its core business systems over the past several years. With each system modification or replacement, Cone has addressed the Year 2000 issue. Therefore, remediation costs to address the Company's Year 2000 issues are presently expected to be less than $1.0 million.

The Company currently has contingency plans which address system-related interruptions and will further develop such plans to protect the business from potential Year 2000 interruptions. These plans will be completed during fiscal year 1999 and will include, for example, as a worst case scenario, processing certain significant business transactions manually. The Company is taking reasonable steps to prevent major interruptions related to the Year 2000 issue; however, the potential impact on the Company's financial position, results of operations, or cash flows if the Company, its suppliers or its customers are not fully Year 2000 compliant is not reasonably estimable.

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

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.
         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the

         Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, (iv) the Company's relationships with Levi Strauss as its major customer, and (v) the risks associated with unforeseen technological difficulties arising under the Company's Year 2000 compliance efforts and the potential for increased costs associated therewith. For a further description of these risks see the Company's 1998 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Company's 1998 Annual Report to Shareholders incorporated by reference into Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

*2.1(e)          Third Amendment to Receivables
                 Purchase Agreement dated as of
                 December 23, 1998, between the
                 Registrant and Delaware Funding
                 Corporation.

 2.1(f)          Fourth Amendment to Receivables
                 Purchase Agreement dated as of
                 March 23, 1999, between the
                 Registrant and Delaware Funding
                 Corporation.                                                29

Exhibit                                                              Sequential
  No.            Description                                           Page No.

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

*2.2(f)          Joint Venture Registration Rights
                 Agreement dated as of June 25, 1993,
                 among Parras Cone de Mexico, S.A.,

Exhibit                                                              Sequential
  No.            Description                                           Page No.

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

*2.2(l)          Put Option dated September 25, 1995,
                 between Registrant and SMM Trust, 1995

Exhibit                                                              Sequential
  No.            Description                                           Page No.

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

Exhibit                                                              Sequential
  No.            Description                                           Page No.

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

*4.7(a)          First Amendment to the Cone Mills
                 Corporation 1983 ESOP dated
                 May 9, 1995,  filed as Exhibit 4.9(a)
                 to the Registrant's report on Form 10-K

Exhibit                                                              Sequential
  No.            Description                                           Page No.

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



                                            CONE MILLS CORPORATION
                                            (Registrant)





Date May 17, 1999                           /s/ Anthony L. Furr
                                            Anthony L. Furr
                                            Executive Vice President and
                                            Chief Financial Officer