Form 10-Q
period 1999-07-04
CONE MILLS CORP
filed 1999-08-18
CIK 23304

Page 1 of 32
                                                  Index to Exhibits-Pages 24-30


                                UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 4, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of July 29, 1999:
25,485,517 shares.

                              CONE MILLS CORPORATION

                                       INDEX

                                                                        Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations
               Thirteen and twenty-six weeks ended July 4, 1999
               and June 28, 1998 (Unaudited).................................3

         Consolidated Condensed Balance Sheets
               July 4, 1999 and June 28, 1998 (Unaudited)
               and January 3, 1999...........................................4

         Consolidated Condensed Statements of Cash Flows
               Twenty-six weeks ended July 4, 1999
               and June 28, 1998 (Unaudited).................................5

         Notes to Consolidated Condensed Financial Statements
               (Unaudited)...................................................6

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations................13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................21
Item 4.  Submission of Matters to a Vote of Security Holders................22
Item 5.  Other Information..................................................22
Item 6.  Exhibits and Reports on Form 8-K...................................23

Item 1.                                               Part I

                                CONE MILLS CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                 (in thousands, except per share data)

                                                        Thirteen        Thirteen      Twenty-Six     Twenty-Six
                                                       Weeks Ended     Weeks Ended    Weeks Ended    Weeks Ended
                                                      July 4, 1999    June 28, 1998  July 4, 1999   June 28, 1998
                                                      -------------   -------------  -------------  -------------
                                                       (Unaudited)     (Unaudited)    (Unaudited)    (Unaudited)

Net Sales                                                $ 174,492      $ 197,304       $ 331,749      $ 387,475

Cost of Goods Sold                                         160,249        177,148         302,163        350,192
                                                      -------------   ------------   -------------  -------------

Gross Profit                                                14,243         20,156          29,586         37,283

Selling and Administrative                                  11,725         14,066          25,030         27,821
Restructuring and Impairment of Assets                           -              -          12,917              -
                                                      -------------   ------------   -------------  -------------

Income (Loss) from Operations                                2,518          6,090          (8,361)         9,462
                                                      -------------   ------------   -------------  -------------
Other Income (Expense)
   Interest income                                             446            751             876          1,362
   Interest expense                                         (3,517)        (4,174)         (7,157)        (7,721)
                                                      -------------   ------------   -------------  -------------
                                                            (3,071)        (3,423)         (6,281)        (6,359)
                                                      -------------   ------------   -------------  -------------
Income (Loss) before Income Taxes (Benefit), Equity
   in Earnings of Unconsolidated Affiliate and
   Cumulative Effect of Accounting Change                     (553)         2,667         (14,642)         3,103

Income Taxes (Benefit)                                        (177)           880          (4,967)         1,024
                                                      -------------   ------------   -------------  -------------
Income (Loss) before Equity in Earnings of
   Unconsolidated Affiliate and Cumulative Effect
   of Accounting Change                                       (376)         1,787          (9,675)         2,079

Equity in Earnings of Unconsolidated Affiliate               1,090          1,264           1,957          2,516
                                                      -------------   ------------   -------------  -------------
Income (Loss) before Cumulative Effect of Accounting
   Change                                                      714          3,051          (7,718)         4,595

Cumulative Effect of Accounting Change                           -              -          (1,038)             -
                                                      -------------   ------------   -------------  -------------
Net Income (Loss)                                        $     714      $   3,051       $  (8,756)       $ 4,595
                                                      =============   ============   =============  =============
Income (Loss) Available to Common Shareholders
   Income (Loss) before Cumulative Effect of
     Accounting Change                                   $     (76)     $   2,331       $  (9,228)       $ 3,122
   Cumulative Effect of Accounting Change                        -              -          (1,038)             -
                                                      =============   ============   =============  =============
   Net Income (Loss)                                     $     (76)     $   2,331       $ (10,266)       $ 3,122
                                                      =============   ============   =============  =============
Earnings (Loss) Per Share - Basic and Diluted
   Income (Loss) before Cumulative Effect of
     Accounting Change                                   $       -      $    0.09       $   (0.36)        $ 0.12
   Cumulative Effect of Accounting Change                        -              -           (0.04)             -
                                                      =============   ============   =============  =============
   Net Income (Loss)                                     $       -      $    0.09       $   (0.40)        $ 0.12
                                                      =============   ============   =============  =============
Weighted-Average Common Shares Outstanding
   Basic                                                    25,442         26,166          25,437         26,175
                                                      =============   ============   =============  =============
   Diluted                                                  25,442         26,280          25,437         26,246
                                                      =============   ============   =============  =============

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                       July 4,         June 28,       January 3,
                                                                        1999            1998            1999
                                                                    -------------   --------------  --------------
                                                                    (Unaudited)      (Unaudited)       (Note)
ASSETS
    Current Assets
      Cash                                                             $   3,992        $   1,609       $     639
      Accounts receivable, less allowances of $3,300; 1998, $1,500        35,184           24,652          26,010
      Subordinated note receivable                                        22,115           44,970          10,414
      Inventories                                                        113,718          123,618         120,430
      Other current assets                                                14,774           23,947          10,253
                                                                    -------------   --------------  --------------
         Total Current Assets                                            189,783          218,796         167,746

    Investments in Unconsolidated Affiliates                              46,408           39,297          45,489
    Other Assets                                                          36,556           36,354          36,616
    Property, Plant and Equipment                                        225,194          251,821         238,666
                                                                    -------------   --------------  --------------

                                                                       $ 497,941        $ 546,268       $ 488,517
                                                                    =============   ==============  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Notes payable                                                    $       -        $   1,500       $   1,000
      Current maturities of long-term debt                                10,714           10,714          10,714
      Accounts payable                                                    38,944           37,480          27,255
      Sundry accounts payable and accrued liabilities                     45,703           47,757          42,071
      Deferred income taxes                                               16,979           20,938          22,670
                                                                    -------------   --------------  --------------

         Total Current Liabilities                                       112,340          118,389         103,710

    Long-Term Debt                                                       171,608          176,878         161,385
    Deferred Income Taxes                                                 31,377           41,964          30,050
    Other Liabilities                                                     10,784           11,080          11,448

    Stockholders' Equity
      Class A preferred  stock - $100 par value;  authorized
         1,500,000  shares; issued and outstanding 395,558 shares;
         1998, 383,948 shares                                             39,556           38,395          38,395
      Class B preferred stock - no par value; authorized
         5,000,000 shares                                                      -                -               -
      Common stock - $.10 par value; authorized 42,700,000
         shares; issued and outstanding 25,485,517 shares;
         1998, 26,165,933 shares and 25,432,233 shares                     2,549            2,617           2,543
      Capital in excess of par                                            57,522           62,049          57,264
      Retained earnings                                                   81,208          104,089          92,799
      Deferred compensation - restricted stock                              (486)            (655)           (579)
      Accumulated other comprehensive loss, currency translation
         adjustment                                                       (8,517)          (8,538)         (8,498)
                                                                    -------------   --------------  --------------
         Total Stockholders' Equity                                      171,832          197,957         181,924
                                                                    -------------   --------------  --------------

                                                                       $ 497,941        $ 546,268       $ 488,517
                                                                    =============   ==============  ==============

Note: The balance sheet at January 3, 1999, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                               CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                          (in thousands)

                                                                          Twenty-Six           Twenty-Six
                                                                          Weeks Ended          Weeks Ended
                                                                         July 4, 1999         June 28, 1998
                                                                       -----------------    ------------------
                                                                          (Unaudited)           (Unaudited)

CASH USED IN OPERATIONS                                                     $ (5,699)             $ (9,869)
                                                                       -----------------    ------------------
INVESTING
     Proceeds from sale of property, plant and equipment                       2,660                 5,017
     Capital expenditures                                                     (3,970)              (16,706)
                                                                       -----------------    ------------------
        Cash used in investing                                                (1,310)              (11,689)
                                                                       ----------------     ------------------
FINANCING
     Net payments under line of credit agreements                             (1,000)               (3,000)
     Increase (decrease) in checks issued in excess of deposits                2,755                (8,488)
     Proceeds from long-term debt borrowings                                  10,000                37,000
     Proceeds from sale of common stock                                          326                     -
     Purchase of outstanding common stock                                        (45)                 (246)
     Dividends paid - Class A Preferred                                          (38)               (2,955)
     Redemption of Class A Preferred stock                                    (1,636)                    -
                                                                       -----------------    ------------------
        Cash provided by financing                                            10,362                22,311
                                                                       -----------------    ------------------
        Net change in cash                                                     3,353                   753

Cash at Beginning of Period                                                      639                   856
                                                                       -----------------    ------------------
Cash at End of Period                                                       $  3,992              $  1,609
                                                                       =================    ==================
Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
     Interest                                                               $  7,281              $  7,393
                                                                       =================    ==================
     Income taxes, net of refunds                                           $    482              $    522
                                                                       =================    ==================

Supplemental Schedule of Noncash Investing and Financing Activities:
     Stock dividend - Class A Preferred Stock                               $  2,797              $      -
                                                                       =================    ==================

See Notes to Consolidated Condensed Financial Statements.

                      CONE MILLS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation (the "Company") consolidated condensed financial statements for July 4, 1999 and June 28, 1998 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at July 4, 1999, June 28, 1998, and January 3, 1999, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended July 4, 1999 and June 28, 1998 and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1998.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at July 4, 1999 and June 28, 1998 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                         7/4/99           6/28/98           1/3/99

Greige and finished goods           $  81,031         $  79,589        $  87,087
Work in process                         6,993            10,602            9,810
Raw materials                          14,331            20,664           11,508
Supplies and other                     11,363            12,763           12,025
                                      -------           -------          -------
                                    $ 113,718         $ 123,618        $ 120,430
                                      =======           =======          =======
Note 3.  Long-Term Debt

(in thousands)                         7/4/99           6/28/98           1/3/99

Senior Note                         $  42,858         $  53,572        $  42,858
Revolving Credit Agreement             42,000            37,000           32,000
8 1/8% Debentures                      97,464            97,020           97,241
                                      -------           -------          -------
                                      182,322           187,592          172,099
Less current maturities                10,714            10,714           10,714
                                      -------           -------          -------
                                    $ 171,608         $ 176,878        $ 161,385
                                      =======           =======          =======

Note 4.  Class A Preferred Stock

On February 11, 1999, the Company declared a 7.5% stock dividend on the Company's Class A Preferred Stock which was paid on March 31, 1999. The dividend was charged to retained earnings in the amount of approximately $2.8 million. The 2000 dividend rate for Class A Preferred Stock is 8.0%, payable March 31, 2000.

Note 5.  Depreciation and Amortization

The following table presents depreciation and amortization included in the statements of operations.

                Thirteen        Thirteen       Twenty-Six     Twenty-Six
               Weeks Ended     Weeks Ended     Weeks Ended    Weeks Ended
                 7/4/99          6/28/98          7/4/99        6/28/98

Depreciation     $ 5,902         $ 7,049        $ 13,092       $ 14,223
Amortization         674             674           1,350          1,349
                   -----           -----          ------         ------
                 $ 6,576         $ 7,723        $ 14,442       $ 15,572
                   =====           =====          ======         ======

Note 6.  Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS").

(in thousands, except                             Thirteen         Thirteen
  per share data)                                Weeks Ended      Weeks Ended
                                                   7/4/99           6/28/98

Net income                                         $    714         $ 3,051

Preferred stock dividends                              (790)           (720)
                                                      -----           -----

Basic EPS - income (loss) available
  to common shareholders                               ( 76)          2,331
Effect of dilutive securities                             -               -
                                                     ------           -----

Diluted EPS - income (loss) available to
  common shareholders after assumed
  conversions                                      $   ( 76)       $  2,331
                                                     ======           =====

Determination of shares:

Basic EPS - weighted-average shares                  25,442          26,166

Effect of dilutive securities                             -             114
                                                     ------          ------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                   25,442          26,280
                                                     ======          ======

Earnings (loss) per share - basic and diluted      $      -        $   0.09
                                                     ======          ======
                                    8




Note 6.  Earnings (Loss) Per Share (continued)

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS").

(in thousands, except                            Twenty-Six       Twenty-Six
  per share data)                                Weeks Ended      Weeks Ended
                                                    7/4/99          6/28/98

Income (loss) before cumulative                    $ (7,718)       $ 4,595
  effect of accounting change

Preferred stock dividends                            (1,510)        (1,473)
                                                    -------         ------
Income (loss) available to common
  shareholders before cumulative
  effect of accounting change                        (9,228)         3,122

Cumulative effect of accounting change               (1,038)             -
                                                     ------          -----

Basic EPS - income (loss) available
  to common shareholders                            (10,266)         3,122

Effect of dilutive securities                             -              -
                                                     ------          -----

Diluted EPS - income (loss) available to
  common shareholders after assumed
  conversions                                      $(10,266)       $ 3,122
                                                     ======          =====

Determination of shares:

Basic EPS - weighted-average shares                  25,437         26,175

Effect of dilutive securities                             -             71
                                                     ------         ------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                   25,437         26,246
                                                     ======         ======

Earnings (loss) per share - basic and diluted
  Income (loss) before cumulative effect
    of accounting change                           $ ( 0.36)       $  0.12
  Cumulative effect of accounting change             ( 0.04)             -
                                                     ------         ------

  Net income (loss)                                $ ( 0.40)       $  0.12
                                                     ======         ======

Common stock options outstanding at July 4, 1999 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 7.  Segment Information

The Company has four principal business segments which are based upon organizational structure: 1) denim and khaki; 2) yarn-dyed products; 3) commission finishing; and 4) decorative fabrics.

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

Net sales and income (loss) from operations for the Company's operating segments are as follows:

(in thousands)                                     Thirteen         Thirteen
                                                  Weeks Ended      Weeks Ended
                                                    7/4/99           6/28/98
Net Sales
     Denim and Khaki                               $ 127,238        $ 146,359
     Yarn-Dyed Products                                6,565           12,353
     Commission Finishing                             26,403           28,082
     Decorative Fabrics                               17,763           13,671
     Other                                               428            1,753
                                                     -------          -------
                                                     178,397          202,218
     Less Intersegment Sales                           3,905            4,914
                                                     -------          -------
                                                   $ 174,492        $ 197,304
                                                     =======          =======
Income (Loss) from Operations
     Denim and Khaki                               $   7,251        $  14,880
     Yarn-Dyed Products                                 (528)          (1,891)
     Commission Finishing                             (1,716)          (3,625)
     Decorative Fabrics                                  369             (193)
     Other                                               (29)             (26)
     Unallocated Expenses                             (1,739)          (1,791)
                                                     -------          -------
                                                       3,608            7,354
     Restructuring and Impairment of Assets                -                -
                                                     -------          -------
                                                       3,608            7,354
   Less Equity in Earnings of Unconsolidated
       Affiliate                                       1,090            1,264
                                                     -------          -------
                                                       2,518            6,090
     Interest Expense - Net                          ( 3,071)         ( 3,423)
                                                     -------          -------
     Income (Loss) before Income Taxes (Benefit),
       Equity in Earnings of Unconsolidated
       Affiliate and Cumulative Effect of
       Accounting Change                           $    (553)       $   2,667
                                                     =======          =======

                                         10

(in thousands)                                    Twenty-Six    Twenty-Six
                                                  Weeks Ended   Weeks Ended
                                                    7/4/99       6/28/98
Net Sales
     Denim and Khaki                               $ 239,873     $ 288,113
     Yarn-Dyed Products                               14,071        24,033
     Commission Finishing                             52,241        55,209
     Decorative Fabrics                               34,348        25,659
     Other                                               900         3,449
                                                     -------       -------
                                                     341,433       396,463
     Less Intersegment Sales                           9,684         8,988
                                                     -------       -------
                                                   $ 331,749     $ 387,475
                                                     =======       =======
Income (Loss) from Operations
     Denim and Khaki                               $  16,567     $  28,732
     Yarn-Dyed Products                               (3,805)       (3,332)
     Commission Finishing                             (3,672)       (8,607)
     Decorative Fabrics                                  873          (721)
     Other                                              (258)         (488)
     Unallocated Expenses                             (3,192)       (3,606)
                                                     -------       -------
                                                       6,513        11,978
     Restructuring and Impairment of Assets          (12,917)            -
                                                     -------       -------
                                                      (6,404)       11,978
     Less Equity in Earnings of Unconsolidated
       Affiliate                                       1,957         2,516
                                                     -------       -------
                                                      (8,361)        9,462

     Interest Expense - Net                           (6,281)       (6,359)
                                                     -------       -------

     Income (Loss) before Income Taxes (Benefit),
       Equity in Earnings of Unconsolidated
       Affiliate and Cumulative Effect of
       Accounting Change                            $ (14,642)    $   3,103
                                                      =======       =======

Note 8.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

(in thousands)                            Thirteen           Thirteen
                                         Weeks Ended        Weeks Ended
                                           7/4/99             6/28/98

Net income                                 $  714             $ 3,051
Other comprehensive loss,
  currency translation adjustment             (17)                ( 7)
                                            -----               -----
                                           $  697             $ 3,044
                                            =====               =====




Note 8.  Comprehensive Income (Loss) (continued)

(in thousands)                           Twenty-Six         Twenty-Six
                                         Weeks Ended        Weeks Ended
                                           7/4/99             6/28/98

Net income (loss)                        $ (8,756)            $ 4,595
Other comprehensive loss,
  currency translation adjustment             (19)                (34)
                                            -----               -----
                                         $ (8,775)            $ 4,561
                                            =====               =====

Note 9.  Reclassification of Selling and Administrative

In the first quarter of 1999 the Company changed the criteria for items to be included in selling and administrative expenses to conform to prevailing industry practices. The Company has restated its prior year Statement of Operations to reflect the new classification criteria. This resulted in the reclassification of $7.6 million and $14.6 million from selling and administrative expenses to cost of goods sold for the thirteen and twenty-six weeks ended June 28, 1998, respectively.

Note 10.  Cumulative Effect of Accounting Change

Beginning in fiscal year 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 is adopted. The Company recognized a charge of $1.0 million, the Company's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change in the first quarter of 1999. Had SOP 98-5 not been adopted during the first quarter of 1999, net loss would have been reduced by $0.8 million, or $0.03 per share, for the twenty-six weeks ended July 4, 1999.

Item 2.
                             MANAGEMENT'S DISCUSSION
                     AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

In response to 1998 business conditions for apparel products and commission finishing, the Company announced in early 1999 and began to implement during the first quarter a comprehensive downsizing and reorganization program which included:

1) The streamlining of product offering of the sportswear division including the closing in the second quarter of the Salisbury plant which produced yarn-dyed shirting fabrics.
2) The downsizing and reorganization of the corporate administrative staff to more efficiently match Cone's present sales base.
3) The merger of the denim and sportswear fabrics businesses into one unit which will more efficiently serve the growing casual wear market.
4) The reduction of the manufacturing staff in order to simplify the management structure and become more responsive to customer cycle times.
5) The closing in the second quarter of the Florence and Cliffside yarn manufacturing facilities, coupled with the outsourcing of yarn, to reduce operating costs and conserve capital which would have been required for equipment modernization.
6) The restructuring, downsizing and reorganization of the Carlisle finishing plant to reduce costs and improve efficiency.

Most of the expense related to these initiatives was reflected in the last quarter of 1998 ($19.3 million) and the first quarter of 1999 ($14.5 million). Additional expenses will be incurred in the third quarter related to the Carlisle restructuring. The Company began to achieve cost savings as a result of these initiatives in the second quarter of 1999.

RESULTS OF OPERATIONS

Second Quarter Ended July 4, 1999 Compared with Second Quarter Ended June 28, 1998.

Cone Mills had sales for the second quarter of 1999 of $174.5 million, down 11.6%, as compared with the second quarter of 1998 sales of $197.3 million. For the 1999 period, sales of denim and khaki and yarn-dyed products decreased, partially offset by increased decorative fabric sales. In the fourth quarter of 1998, and continuing through into the first half of 1999, denim sales slowed significantly, the result of weaker consumer interest in denims. International sales represented 19% of total sales in the second quarter of 1999 compared to 24% of sales for the 1998 period. International sales were negatively impacted by the Asian economic crisis, slowing European sales and the stronger U.S. dollar.

Gross profit for the second quarter of 1999 decreased to 8.2% of sales, as compared with 10.2% for the previous year. Lower volume and pricing in denims and the aggressive elimination of unprofitable lines and inventories more than offset the improved operating results in commission finishing and decorative fabrics. Deteriorating conditions in the off-goods market resulted in inventory reserves being inadequate.

Segment Information. Cone operates in four principal business segments: denim and khaki, yarn-dyed products, commission finishing and decorative fabrics. See Note 7 to Notes to Consolidated Condensed Financial
Statements (unaudited) included in Part 1, Item 1.

         Denim and Khaki. For the second quarter of 1999, denim and khaki segment sales were $127.2 million, down 13.1% from second quarter 1998 sales of $146.4 million. Substantially all of the sales shortfall was the result of lower sales volume and prices in denim which resulted primarily from the negative impact of a weaker consumer interest in denims and the resulting adjustments to retail and manufacturing inventories.

         Operating income for the denim and khaki segment for the second quarter of 1999 was $7.3 million, or 5.7% of sales, compared with $14.9 million, or 10.2%, for the second quarter of 1998. The reduced margin and income resulted primarily from lower sales volume, lower prices, reduced plant operating schedules and closeouts on khaki inventories as the Company refocused this product line. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

         Yarn-Dyed Products. As part of the restructuring program, the Company ceased manufacturing yarn-dyed products in May 1999. For the second quarter of 1999, sales of yarn-dyed products were $6.6 million, down 46.9% from $12.4 million in the 1998 period. Most of the operating losses for this segment were previously reserved under the Company's restructuring plan. However, a loss of $0.5 million was included in segment data for the second quarter of 1999. For the 1998 period, the yarn-dyed products segment had an operating loss of $1.9 million.

         Commission Finishing. Outside sales of the commission finishing segment, which consists of the Carlisle and Raytex plants, were $22.5 million for the second quarter of 1999, down 2.9% from $23.2 million for the second quarter of 1998. For the second quarter of 1999, the operating loss was $1.7 million, an improvement of 53% from the loss of $3.6 million for the second quarter of 1998. While operating results at the Carlisle Plant continue to improve year-over-year, the rate of improvement has been slower than desired, which has resulted in a reorganization of division management and the initiation of a review of the operating structure during the second quarter of 1999. The Company will begin implementation of the resulting restructuring plans in the third quarter.

         Decorative Fabrics. For the second quarter of 1999, sales of the decorative fabrics segment were $17.8 million, up 29.9% from sales of $13.7 million for the second quarter of 1998. Cone Jacquards sales improved as capacity expanded and John Wolf decorative fabrics sales were up as the unit improved its product offerings and marketing efforts. The decorative fabrics segment had earnings of $0.4 million for the second quarter of 1999 compared with a loss of $0.2 million for the second quarter of 1998. Second quarter 1999 results were impacted by higher than expected start-up costs related to capacity additions at the jacquard plant.

Selling and administrative expenses for the second quarter of 1999 were $11.7 million, or 6.7% of sales, as compared with $14.1 million, or 7.1% of sales in the second quarter of 1998. The lower selling and administrative expenses reflect the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

Interest expense for the second quarter of 1999 was $3.5 million, down from $4.2 million for the second quarter of 1998, primarily the result of lower borrowing levels.

For the second quarter of 1999, the income tax benefit as a percent of the taxable loss was 32.0%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $1.1 million for the second quarter of 1999, as compared with $1.3 million for the 1998 period.

For the second quarter of 1999, Cone Mills had net income of $0.7 million. After preferred dividends, the Company essentially reported a break-even for common shareholders. For comparison, in the second quarter of 1998, Cone Mills had net income of $3.1 million, or $.09 per share after preferred dividends.

Six Months Ended July 4, 1999 Compared with Six Months Ended June 28, 1998

For the first six months of 1999, Cone Mills had sales of $331.7 million, down 14.4% from sales of $387.5 million for the first six months of 1998, primarily due to a sales shortfall in denim. Lower denim sales resulted primarily from a weaker consumer interest in jeans and the resulting adjustments to retail and manufacturing inventories.

Gross profit for the first six months of 1999 decreased to 8.9% of sales, as compared with 9.6% for the previous year. Lower volume and pricing in denims and the aggressive elimination of unprofitable lines and inventories more than offset the improved operating results in commission finishing and decorative fabrics. Deteriorating conditions in the off-goods market resulted in inventory reserves being inadequate.

Segment Information. Cone operates in four principal business segments: denim and khaki, yarn-dyed products, commission finishing and decorative fabrics. See Note 7 to Notes to Consolidated Condensed Financial
Statements (unaudited) included in Part 1, Item 1.

         Denim and Khaki. For the first six months of 1999, denim and khaki segment sales were $239.9 million, down 16.7% from first half 1998 sales of $288.1 million. Almost all of the sales shortfall was lower sales volume and prices for denims.

         Operating income of the denim and khaki segment for the first six months of 1999 was $16.6 million, or 6.9% of sales, compared with $28.7 million, or 10.0% for the first six months of 1998. The reduced margin and income resulted primarily from lower sales volume, lower prices, reduced plant operating schedules and closeouts on khaki inventories as the company refocused this product line. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

         Yarn-Dyed Products. The Company ceased manufacturing yarn-dyed products in May 1999. For the first six months of 1999, sales of yarn-dyed products were $14.1 million, down 41.5% from $24.0 million in the 1998 period. For the first six months of 1999, the yarn-dyed products segment had an operating loss of $3.8 million, as compared with a loss of $3.3 million for the first six months of 1998.

         Commission Finishing. Outside sales of the commission finishing segment, which consists of the Carlisle and Raytex plants, were $42.6 million for the first six months of 1999, down 7.9% from $46.2 million for the first six months of 1998. Anticipated recovery in print demand in 1999 has not materialized. For the 1999 period, the operating loss was $3.7 million, an improvement of 57% from the loss of $8.6 million for the 1998 period. While operating results at the Carlisle Plant continue to improve, the rate of improvement has been slower than expected.

         Decorative Fabrics. For the first six months of 1999, sales of the decorative fabrics segment were $34.3 million, up 33.9% from sales of $25.7 million for the 1998 period. Cone Jacquards sales improved as capacity expanded and John Wolf decorative fabrics sales improved. The decorative fabrics segment had earnings of $0.9 million for the 1999 period compared with a loss of $0.7 million for the first six months of 1998. 1999 results were negatively impacted by higher than expected start-up costs related to capacity additions at the jacquard plant.

Selling and administrative expenses for the first six months of 1999 was $25.0 million, or 7.5% of sales, as compared with $27.8 million, or 7.2% of sales in the 1998 period. The lower selling and administrative expenses reflect the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

Interest expense for the first six months of 1999 was $7.2 million, down from $7.7 million for the 1998 period.

For the first six months of 1999, the income tax benefit as a percent of the taxable loss was 33.9%. In the 1998 period, income tax as a percent of income was 33.0%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $2.0 million for the first six months of 1999, as compared with $2.5 million for the 1998 period. In the 1999 period, the plant had lower capacity utilization as compared to 1998.

For the first six months of 1999, the Company had a net loss of $8.8 million, or $.40 per share after preferred dividends. This included a $1.0 million charge from the cumulative effect of an accounting change related to capitalized start-up costs at the Parras Cone plant. In the period, the Company also incurred restructuring and related expenses of $14.5 million associated with its restructuring program. Excluding the restructuring, related expenses and the accounting change, the Company had earnings of $.01 per share after preferred dividends. For comparison, in the first six months of 1998, Cone Mills had net income of $4.6 million, or $.12 per share after preferred dividends.

Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility (under which $38 million was available on July 4, 1999) and a $50 million Receivables Purchase Agreement. The Receivables Purchase Agreement expires in November 1999, and the Company believes it can replace this facility on comparable terms.

During the first six months of 1999, the Company generated cash from operations, before changes in working capital, of $2.2 million, as compared with $16.3 million for the first six months of 1998. In the 1999 period, working capital increased by $7.9 million. Uses of cash in the 1999 period included $4.0 million for capital expenditures and $1.6 million for the redemption of preferred stock.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for the foreseeable future. International investments, including the proposed denim facility discussed below, will require additional long-term financing.

On April 30, 1999, Guilford Mills, Inc. (Guilford) and the Company announced plans to develop an innovative new textile and apparel industrial park in Mexico. The park is believed to be the first large-scale industrial development in Mexico in which textile plants, garment manufacturing, and laundering facilities are planned to be located in proximity to each other.

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

On July 4, 1999, the Company's long-term capital structure consisted of $171.6 million of long-term debt and $171.8 million of stockholders' equity. For comparison, on June 28, 1998, the Company had $176.9 million of long-term debt and $198.0 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 51% at July 4, 1999, as compared with 49% at June 28, 1998.

Accounts and note receivable on July 4, 1999, were $57.3 million, as compared with $69.6 million at June 28, 1998. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 58 days of sales outstanding at July 4, 1999 and 51 days at June 28, 1998. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on July 4, 1999, were $113.7 million, down $9.9 million from June 28, 1998. The decrease was primarily due to lower raw material and work in process inventories.

For the first six months of 1999, capital spending was $4.0 million compared to $16.7 million for the first six months of 1998. Domestic capital spending in 1999 is expected to be approximately $15 million. The reduced spending in 1999 is because the Company completed its relooming program of domestic denim facilities in 1998. In addition to the 1999 domestic capital spending budget, the Company expects to spend up to $12 million for investments in international initiatives.

Other Matters

The Company is implementing a comprehensive plan to address possible exposures to Year 2000 issues. Critical financial, operational and manufacturing systems have been inventoried and assessed by filing date and system modifications or replacement have been completed or are in-process. Implementation of required changes for all systems is targeted for completion during calendar year 1999.

Executive management continually reviews the status of the Company's Year 2000 compliance efforts. At present the Company estimates it is approximately 90% complete with implementation of new systems or remediation of existing systems related to core business systems. Although the Company has received written vendor certification that all new core business systems are Year 2000 compliant, the Company will test selected core business systems in third quarter 1999.

As previously disclosed, the Company's critical manufacturing, operating and control systems are approximately 90% complete with respect to Year 2000 compliance efforts. Testing and certification are now targeted for completion in the third quarter of 1999.

The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. Coordination efforts involve communication with major suppliers and customers to undertake testing of electronic interfaces and obtaining written certifications of compliance where applicable. Risk assessments and action plans have been substantially completed. All required changes, including testing and certification, are targeted for completion during third quarter 1999.

The Company has made significant investments to modernize its core business systems over the past several years. With each system modification or replacement, Cone has addressed the Year 2000 issue. Therefore, remediation costs to address the Company's Year 2000 issues are presently expected to be approximately $1.0 million.

The Company currently has contingency plans that address core business system-related interruptions and will further develop such plans related to manufacturing, operating and control systems to protect the business from potential Year 2000 interruptions. These plans will be completed during calendar year 1999 and will include, for example, as a worst case scenario, processing certain significant business transactions manually. The Company is taking reasonable steps to prevent major interruptions related to the Year 2000 issue; however, the potential impact on the Company's financial position, results of operations, or cash flows if the Company, its suppliers or its customers are not fully Year 2000 compliant is not reasonably estimable.

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to cause a material change in the Company's competitive position, operating results or planned capital expenditures. The Company has an active environmental committee that fosters protection of the environment and compliance with laws.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended January 3, 1999.


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

Item 4.  Submission of Matters to a Vote of Security Holders

Cone Mills Corporation's Annual Meeting of Shareholders was held May 11, 1999. The proposals voted upon and the results of the voting were as follows:

                                                          Abstentions
                                          Against /     (Includes Broker
                            For           Withheld         Non-Votes)

1. Election of three Class I directors for a three-year term:

     John L. Bakane      18,945,181      2,426,178               0
     Charles M. Reid     18,943,472      2,427,887               0
     Nicholas Shreiber   18,957,573      2,413,786               0

2. Ratification of the appointment of McGladrey & Pullen, LLP, as independent auditors for the Corporation for the current year:

                         20,688,975      646,045            36,339

3. Consideration of shareholder proposal for adoption of nonbinding resolution urging the directors to take the necessary steps to declassify the board of directors:

                          7,739,214    8,270,101         5,362,044

Item 5.  Other Information

Notice of a matter to be presented by a shareholder for consideration at the 2000 annual meeting other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company prior to February 16, 2000. Failure to give timely notice will result in the proxy statement relating to the meeting not including information on the matter or the manner in which management's proxies will vote on the matter and the proxies received by management will have discretionary authority to vote on such matter.

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

*2.1(e)          Third Amendment to Receivables
                 Purchase Agreement dated as of
                 December 23, 1998, between the
                 Registrant and Delaware Funding
                 Corporation.

*2.1(f)          Fourth Amendment to Receivables
                 Purchase Agreement dated as of
                 March 23, 1999, between the
                 Registrant and Delaware Funding
                 Corporation.

*2.2(a)          Investment Agreement dated as of
                 June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
                 Garcia Muriel, and Cone Mills
                 Corporation, filed as Exhibit 2.2(a)

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

*2.2(k) Call Option dated September 25, 1995, between Registrant and SMM Trust, 1995-M, a Delaware business trust, filed as Exhibit 2.2(k) to the Registrant's report on Form 10-Q for the quarter ended October 1, 1995.

*2.2(l) Put Option dated September 25, 1995, between Registrant and SMM Trust, 1995-M, a Delaware business trust, filed as Exhibit 2.2(l) to the Registrant's report on Form 10-Q for the quarter ended October 1, 1995.

*2.2(m)          Letter Agreement dated January 11, 1996
                 among Registrant, Rodolfo Garcia Muriel, and Compania Industrial de Parras,
                 S.A. de C.V., filed as Exhibit 2.2(m) to

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

*4.3(d) Letter Agreement dated November 14, 1994, amending the Note Agreement dated
                 August 13, 1992, between the Registrant

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

*4.3(h)          Letter Agreement dated as of January
                 31, 1997, between the Registrant and
                 The Prudential Insurance Company of
                 America filed as Exhibit 4.3(h) to
                 the Registrant's report on Form 10-K
                 Company of America, filed as Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ending March 29, 1998.

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

*4.5             Specimen Class A Preferred Stock
                 Certificate, filed as Exhibit 4.5
                 to the Registrant's Registration
                 Statement on Form S-1(File No. 33-46907).

Exhibit                                                             Sequential
  No.            Description                                          Page No.

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

*4.7(b) Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as
                 Exhibit 4.9(b) to the Registrant' report on Form 10-K for year ended December 31, 1995.

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



                                            CONE MILLS CORPORATION
                                            (Registrant)





Date      August 18, 1999                    /s/ Anthony L. Furr
         ----------------                   --------------------
                                            Anthony L. Furr
                                            Executive Vice President and
                                            Chief Financial Officer