Form 10-Q
period 1999-10-03
CONE MILLS CORP
filed 1999-11-18
CIK 23304

Page 1 of 174
                                             Index to Exhibits - Pages 25-32

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark One)
   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  October 3, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of October 29, 1999:
25,485,717 shares.

                          CONE MILLS CORPORATION

                                 INDEX
                                                                         Page
                                                                        Number
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

                 Consolidated  Condensed  Statements of Operations
                    Thirteen and thirty-nine  weeks ended  October 3,
                    1999 and  September 27, 1998
                    (Unaudited)..............................................3

                 Consolidated Condensed Balance Sheets
                    October 3, 1999 and September 27, 1998 (Unaudited)
                    and January 3, 1999......................................4

                 Consolidated Condensed Statements of Cash Flows
                    Thirty-nine weeks ended October 3, 1999
                    and September 27, 1998 (Unaudited).......................5

                 Notes to Consolidated Condensed Financial Statements
                    (Unaudited)..............................................6

Item 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..............15

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.....22


PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings..............................................22
Item 5.      Other Information..............................................24
Item 6.      Exhibits and Reports on Form 8-K...............................24

Item 1.                                              Part I

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                     Thirteen         Thirteen       Thirty-Nine     Thirty-Nine
                                                    Weeks Ended     Weeks Ended      Weeks Ended     Weeks Ended
                                                    October 3,       September       October 3,       September
                                                       1999           27, 1998          1999          27, 1998
                                                   --------------   -------------   --------------  --------------
                                                    (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)


Net Sales                                               $147,197         187,359          478,946         574,834

Cost of Goods Sold                                       136,521         167,618          438,684         517,810
                                                   --------------   -------------   --------------  --------------
Gross Profit                                              10,676          19,741           40,262          57,024

Selling and Administrative                                11,992          14,663           37,022          42,484
Restructuring and Impairment of Assets                     3,100             132           16,017             132
                                                   --------------   -------------   --------------  --------------

Income (Loss) from Operations                             (4,416)          4,946          (12,777)          14,408
                                                   --------------   -------------   --------------  --------------

Other Income (Expense)
   Interest income                                           400             837            1,276            2,199
   Interest expense                                       (3,521)         (3,534)         (10,678)        (11,255)
   Other expense                                            (264)              -             (264)              -
                                                   --------------   -------------   --------------  --------------
                                                          (3,385)         (2,697)          (9,666)         (9,056)
                                                   --------------   -------------   --------------  --------------

Income (Loss) before Income Taxes (Benefit),
  Equity in Earnings (Losses) of Unconsolidated
  Affiliate and Cumulative Effect of Accounting
  Change                                                  (7,801)          2,249         (22,443)           5,352

Income Taxes (Benefit)                                    (2,808)            742          (7,775)           1,766
                                                   --------------   -------------   --------------  --------------

Income (Loss) before Equity in Earnings (Losses)
  of Unconsolidated Affiliate and Cumulative
  Effect of Accounting Change                             (4,993)          1,507         (14,668)           3,586
Equity in Earnings (Losses) of Unconsolidated
  Affiliate                                                 (405)          1,285           1,552            3,801
                                                   --------------   -------------   --------------  --------------

Income (Loss) before Cumulative Effect of
Accounting Change                                        (5,398)           2,792         (13,116)           7,387

Cumulative Effect of Accounting Change                        -                -          (1,038)               -
                                                   --------------   -------------   --------------  --------------
Net Income (Loss)                                $       (5,398)    $       2,792    $   (14,154)   $       7,387
                                                   ==============   =============   ==============  ==============
Income (Loss) Available to Common Shareholders
   Income (Loss) before Cumulative Effect of
   Accounting Change                             $       (6,188)    $      2,072     $   (15,416)   $       5,194
   Cumulative Effect of Accounting Change                     -                -          (1,038)               -
                                                   ==============   =============   ==============  ==============
    Net Income (Loss)                            $       (6,188)    $      2,072     $   (16,454)   $       5,194
                                                   ==============   =============   ==============  ==============

Earnings (Loss) Per Share - Basic and Diluted
   Income (Loss) before Cumulative Effect of
   Accounting Change                             $        (0.24)   $        0.08     $     (0.61)   $        0.20
   Cumulative Effect of Accounting Change                     -                -           (0.04)               -
                                                   ==============   =============   ==============  ==============
   Net Income (Loss)                             $        (0.24)   $        0.08     $     (0.65)   $        0.20
                                                   ==============   =============   ==============  ==============
Weighted-Average Common Shares Outstanding
   Basic                                                 25,486           25,972           25,453          26,107
                                                   ==============   =============   ==============  ==============
   Diluted                                               25,486           25,994           25,453          26,162
                                                   ==============   =============   ==============  ==============
See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)


                                                                      October 3,      September 27,    January 3,
                                                                         1999            1998             1999
                                                                     --------------  --------------   -------------
                                                                      (Unaudited)     (Unaudited)        (Note)

ASSETS
  Current Assets
      Cash                                                              $    3,925       $     624       $     639
      Accounts receivable, less allowances of $5,050; 1998, $1,500          48,798          29,237          26,010

      Subordinated note receivable                                               -          28,515          10,414

      Inventories                                                          118,393         118,200         120,430

      Other current assets                                                  10,504          15,524          10,253
                                                                    --------------  --------------   -------------
         Total Current Assets                                              181,620         192,100         167,746

    Investments in Unconsolidated Affiliates                                46,003          40,582          45,489

    Other Assets                                                            36,158          35,848          36,616

    Property, Plant and Equipment                                          222,543         250,104         238,666
                                                                    --------------  --------------   -------------

                                                                        $  486,324      $  518,634      $  488,517
                                                                     ==============  ==============   =============
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities                                                 $        -      $    8,500      $    1,000
      Notes payable                                                         67,714          10,714          10,714
      Current maturities of long-term debt
                                                                            41,280          34,317          27,255
      Accounts payable

      Sundry accounts payable and accrued liabilities                       34,688          48,233          42,071

      Deferred income taxes                                                 15,158          20,230          22,670
                                                                     --------------  --------------   -------------
       Total Current Liabilities                                           158,840         121,994         103,710

    Long-Term Debt                                                         119,004         146,274         161,385

    Deferred Income Taxes                                                   32,588          42,949          30,050

    Other Liabilities                                                       11,702          11,315          11,448


    Stockholders' Equity
      Class A preferred  stock - $100 par value;  authorized  1,500,000  shares;
         issued and outstanding 372,638 shares;
         1998, 383,948 shares                                               37,264          38,395          38,395
      Class B preferred stock - no par value; authorized
         5,000,000 shares                                                        -               -               -
      Common stock - $.10 par value; authorized 42,700,000
         shares; issued and outstanding 25,485,717 shares;
         1998, 25,459,433 shares and 25,432,233 shares                       2,549           2,546           2,543
      Capital in excess of par                                              57,522          57,418          57,264
      Retained earnings                                                     75,761         106,860          92,799
      Deferred compensation - restricted stock                                (448)           (617)           (579)
      Accumulated other comprehensive loss, currency translation
      adjustment                                                            (8,458)         (8,500)         (8,498)
                                                                     --------------  --------------   ------------
       Total Stockholders' Equity                                          164,190         196,102         181,924
                                                                     --------------  --------------   -------------
                                                                        $  486,324      $  518,634      $  488,517
                                                                     ==============  ==============   =============

Note: The balance sheet at January 3, 1999, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                             Thirty-Nine           Thirty-Nine
                                                                             Weeks Ended           Weeks Ended
                                                                           October 3, 1999     September 27, 1998
                                                                          ------------------   --------------------
                                                                             (Unaudited)           (Unaudited)

CASH PROVIDED BY OPERATIONS                                                   $       1,327         $       19,636
                                                                          ------------------   --------------------
INVESTING
     Proceeds from sale of property, plant and equipment                              2,824                  5,495
     Capital expenditures                                                            (8,040)               (21,933)
                                                                          ------------------   --------------------

       Cash used in investing                                                       (5,216)               (16,438)
                                                                          ------------------   --------------------

FINANCING
     Net borrowings (payments) under line of credit agreements                       (1,000)                 4,000
     Decrease in checks issued in excess of deposits                                 (2,377)                (5,945)
     Principal payments on long-term debt                                           (10,714)               (10,714)
     Proceeds from long-term debt borrowings                                         25,000                 17,000
     Proceeds from sale of common stock                                                 326                      -
     Purchase of outstanding common stock                                               (45)                (4,795)
     Dividends paid - Class A Preferred                                                 (87)                (2,976)
     Redemption of Class A Preferred stock                                           (3,928)                     -
                                                                          ------------------   -------------------
        Cash provided by (used in) financing                                          7,175                 (3,430)
                                                                          ------------------   --------------------

        Net change in cash                                                            3,286                   (232)

Cash at Beginning of Period                                                             639                    856
                                                                          ------------------   --------------------
Cash at End of Period                                                         $       3,925          $         624
                                                                          ==================   ====================

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
     Interest                                                                 $      13,588         $       14,376
                                                                          ==================   ====================
     Income taxes, net of refunds                                              $        280         $       (7,058)
                                                                          ==================   ====================

Supplemental Schedule of Noncash Investing and Financing Activities:
     Stock dividend - Class A Preferred Stock                                 $       2,797         $            -
                                                                          ==================   ====================
     Purchase of outstanding common stock through incurrence of accounts
     payable                                                                  $           -         $          153
                                                                          ==================   ====================

See Notes to Consolidated Condensed Financial Statements.

                      CONE MILLS CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS




Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation (the "Company") consolidated condensed financial statements for October 3, 1999 and September 27, 1998 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at October 3, 1999, September 27, 1998, and January 3, 1999, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended October 3, 1999 and September 27, 1998 and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1998.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at October 3, 1999 and September 27, 1998 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                    10/03/99           9/27/98          1/03/99

Greige and finished goods        $  86,745         $  79,820        $  87,087
Work in process                      6,554            10,751            9,810
Raw materials                       13,685            15,403           11,508
Supplies and other                  11,409            12,226           12,025
                                 $ 118,393         $ 118,200        $ 120,430

Note 3.  Long-Term Debt

(in thousands)                    10/03/99           9/27/98         1/03/99

Senior Note                      $  32,143         $  42,858        $  42,858
Revolving Credit Agreement          57,000            17,000           32,000
8 1/8% Debentures                   97,575            97,130           97,241
                                   186,718           156,988          172,099
Less current maturities             67,714            10,714           10,714
                                 $ 119,004         $ 146,274        $ 161,385


The Senior Note agreement and Revolving Credit Agreement both contain restrictive covenants that require, among other requirements, the maintenance of defined levels of tangible net worth and interest coverage. At October 3, 1999, the Company did not comply with these specific covenant requirements for which the Company received waivers and amendments on October 3, 1999.

Note 4.  Class A Preferred Stock

On February 11, 1999, the Company declared a 7.5% stock dividend on the Company's Class A Preferred Stock, which was paid on March 31, 1999. The dividend was charged to retained earnings in the amount of approximately $2.8 million. The 2000 dividend rate for Class A Preferred Stock is 8.0%, payable March 31, 2000.

Note 5.  Depreciation and Amortization

The following table presents depreciation and amortization included in the consolidated condensed statements of operations.

                                Thirteen            Thirteen           Thirty-Nine       Thirty-Nine
                               Weeks Ended         Weeks Ended         Weeks Ended        Weeks Ended
                                10/03/99            9/27/98             10/03/99            9/27/98

Depreciation                       $ 5,709             $ 7,110            $ 18,801           $ 21,333
Amortization                           664                 664               2,014              2,013
                                   $ 6,373             $ 7,774            $ 20,815           $ 23,346


Note 6.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

(in thousands, except                                                       Thirteen              Thirteen
  per share data)                                                         Weeks Ended           Weeks Ended
                                                                           10/03/99               9/27/98

Net income (loss)                                                            $ (5,398)             $ 2,792

Preferred stock dividends                                                        (790)                (720)

Basic EPS - income (loss) available
  to common shareholders                                                       (6,188)               2,072

Effect of dilutive securities                                                      -                     -

Diluted EPS - income (loss) available to
  common shareholders after assumed
  conversions                                                                $ (6,188)            $  2,072

Determination of shares:

Basic EPS - weighted-average shares                                            25,486               25,972

Effect of dilutive securities                                                       -                   22

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                             25,486               25,994

Earnings (loss) per share - basic and diluted                                $ ( 0.24)            $   0.08




Note 6.  Earnings (Loss) Per Share (continued)

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

(in thousands, except                                                     Thirty-Nine           Thirty-Nine
  per share data)                                                          Weeks Ended           Weeks Ended
                                                                            10/03/99               9/27/98

Income (loss) before cumulative                                             $ (13,116)             $ 7,387
  effect of accounting change

Preferred stock dividends                                                      (2,300)              (2,193)

Income (loss) before cumulative
  effect of accounting change
  available to common shareholders                                            (15,416)               5,194

Cumulative effect of accounting change                                         (1,038)                   -

Basis EPS - income (loss) available
  to common shareholders                                                      (16,454)               5,194

Effect of dilutive securities                                                      -                     -

Diluted EPS - income (loss) available to
  common shareholders after assumed
  conversions                                                                $(16,454)            $  5,194

Determination of shares:

Basis EPS - weighted-average shares                                            25,453               26,107

Effect of dilutive securities                                                       -                   55

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                             25,453               26,162

Earnings (loss) per share - basic and diluted
  Income (loss) before cumulative effect
    of accounting change                                                     $ ( 0.61)            $   0.20

  Cumulative effect of accounting change                                       ( 0.04)                   -

  Net income (loss)                                                          $ ( 0.65)            $   0.20

Common stock options outstanding at October 3, 1999 were not included in the computation of diluted earnings per share because to do so would have been antidilutive.

Note 7.  Segment Information

The Company has four principal business segments, which are based upon organizational structure: 1) denim and khaki; 2) yarn-dyed products; 3) commission finishing; and 4) decorative fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliate is included in the denim and khaki segment. Restructuring and impairment of asset expenses, unallocated expenses, interest and other expenses, income taxes and cumulative effect of accounting change are not included in segment operating income (loss).

Net sales and income (loss) from operations for the Company's operating segments are as follows:

(in thousands)                                                              Thirteen            Thirteen
                                                                           Weeks Ended         Weeks Ended
                                                                            10/03/99             9/27/98
Net Sales
     Denim and Khaki                                                       $ 108,493           $ 144,777
     Yarn-Dyed Products                                                        1,760               5,130
     Commission Finishing                                                     20,453              26,134
     Decorative Fabrics                                                       19,689              15,390
     Other                                                                       348                 692
                                                                             150,743             192,123
     Less Intersegment Sales                                                   3,546               4,764
                                                                           $ 147,197           $ 187,359
Income (Loss) from Operations
     Denim and Khaki                                                       $   2,380           $  15,923
     Yarn-Dyed Products                                                       (1,290)             (3,943)
     Commission Finishing                                                     (1,993)             (3,892)
     Decorative Fabrics                                                          422                  53
     Other                                                                      (153)               (445)
     Unallocated Expenses                                                     (1,087)             (1,465)
                                                                              (1,721)              6,231
     Restructuring and Impairment of Assets                                   (3,100)                  -
                                                                              (4,821)              6,231
   Less Equity in Earnings (Losses) of
     Unconsolidated Affiliate                                                   (405)              1,285
                                                                              (4,416)              4,946

     Other Expense, Net                                                       (3,385)             (2,697)
     Income (Loss) before Income Taxes (Benefit),
       Equity in Earnings (Losses) of
       Unconsolidated Affiliate and Cumulative
       Effect of Accounting Change                                          $  (7,801)         $   2,249





(in thousands)                                                            Thirty-Nine         Thirty-Nine
                                                                           Weeks Ended         Weeks Ended
                                                                            10/03/99             9/27/98
Net Sales
     Denim and Khaki                                                       $ 348,366           $ 432,890
     Yarn-Dyed Products                                                       15,831              29,163
     Commission Finishing                                                     72,694              81,343
     Decorative Fabrics                                                       54,037              41,049
     Other                                                                     1,248               4,141
                                                                             492,176             588,586
     Less Intersegment Sales                                                  13,230              13,752
                                                                           $ 478,946           $ 574,834
Income (Loss) from Operations
     Denim and Khaki                                                       $  18,947              44,655
     Yarn-Dyed Products                                                        (5,095)            (7,275)
     Commission Finishing                                                      (5,665)            (12,499)
     Decorative Fabrics                                                        1,295                 (668)
     Other                                                                       (411)               (933)
     Unallocated Expenses                                                      (4,279)             (5,071)
                                                                               4,792              18,209
     Restructuring and Impairment of Assets                                   (16,017)                 -
                                                                              (11,225)            18,209
     Less Equity in Earnings of
       Unconsolidated Affiliate                                                1,552               3,801
                                                                              (12,777)            14,408

     Other Expense, Net                                                        (9,666)             (9,056)

     Income (Loss) before Income Taxes (Benefit),
       Equity in Earnings of Unconsolidated
       Affiliate and Cumulative Effect of
       Accounting Change                                                    $ (22,443)         $   5,352

Note 8.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

(in thousands)                                                       Thirteen                  Thirteen
                                                                    Weeks Ended               Weeks Ended
                                                                     10/03/99                    9/27/98
Net income (loss)                                                      $ (5,398)                   $ 2,792
Other comprehensive income,
  currency translation adjustment                                           59                          38

                                                                       $ (5,339)                   $ 2,830


Note 8.  Comprehensive Income (Loss) (continued)

(in thousands)                                                     Thirty-Nine               Thirty-Nine
                                                                   Weeks Ended               Weeks Ended
                                                                    10/03/99                   9/27/98

Net income (loss)                                                      $(14,154)                 $ 7,387
Other comprehensive income,
  currency translation adjustment                                            40                        4
                                                                      $ (14,114)                 $ 7,391

Note 9.  Reclassification of Selling and Administrative

In the first quarter of 1999 the Company changed the criteria for items to be included in selling and administrative expenses to conform to prevailing industry practices. The Company has restated its prior year consolidated condensed statement of operations to reflect the new classification criteria. This resulted in the reclassification of $7.5 million and $22.1 million from selling and administrative expenses to cost of goods sold for the thirteen and thirty-nine weeks ended September 27, 1998, respectively.

Note 10.  Cumulative Effect of Accounting Change

Beginning in fiscal year 1999, the Company adopted Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," which requires future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 is adopted. The Company recognized a charge of $1.0 million, the Company's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change in the first quarter of 1999. Had SOP 98-5 not been adopted during the first quarter of 1999, net loss would have been reduced by $0.8 million, or $0.03 per share, for the thirty-nine weeks ended October 3, 1999.

Note 11.  Securitization of Accounts Receivable

Funds generated by the sale of receivables in the U.S. are provided through Cone Receivables II LLC ("CRIILLC"). CRIILLC's sole business is the ongoing purchase of certain trade receivables from Cone Mills Corporation. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement (the "Accounts Receivable Facility") with Redwood Receivables Corporation ("Redwood"), whose purchases yield proceeds of up to $50 million at any point in time. Redwood issues commercial paper backed by, among other things, Redwood's ownership interest in the receivables. CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC's assets prior to any value in CRIILLC becoming available to the Company. This Accounts Receivable Facility expires in August 2004.

Under this securitization agreement, the sale price to CRIILLC for the receivables will be subject to a purchase discount equal to a percentage over Redwood's commercial paper interest rate, which percentage may vary based upon the Company's operating performance. At present, the percentage over the commercial paper rate is 1.00%. As of October 3, 1999, the total amount outstanding under the Accounts Receivable Facility was $48.7 million. Fees incurred in connection with the sale of accounts receivable for the three months ended October 3, 1999, were $264,000 and were recorded as other expense.

Note 12.  Subsequent Event - Amendment of the Articles of Incorporation

On October 14, 1999, the Company's Board of Directors amended the Company's Restated Articles of Incorporation creating a series of Class B Preferred Stock (the "Class B Preferred Stock (Series A)"). The number of shares constituting the Class B Preferred Stock (Series A) is 500,000. The Class B Preferred Stock (Series A) is junior to the Class A Preferred Stock and senior to Common Stock in dividends or distributions of assets upon liquidation, dissolution or winding up of the Company. Dividends on the Class B Preferred Stock (Series A) are cumulative and accrue from the quarterly dividend payment date. Each share of Class B Preferred Stock (Series A) entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of the Company. Except as otherwise provided, the holders of shares of Class B Preferred Stock (Series A) and the holders of shares of the Company's common stock vote together as a single class on all matters submitted to a vote of shareholders of the Company. These shares were reserved under the Shareholder Rights Plan. See Note 13 to Consolidated Condensed Financial Statements.

Note 13.  Subsequent Event - Shareholder Rights Plan

On October 14, 1999, the Company's Board of Directors adopted a new Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, Company common stock acquired by a person or a group buying 20% or more of the Company's common stock would be diluted, except in transactions approved by the Board of Directors.

Under the terms of the Plan the Company's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of the Company's common stock paid on November 1, 1999, to shareholders of record at the close of business on October 25, 1999. Each Right entitles the registered holder to purchase from the Company a unit (a "Unit") consisting of one one-hundredth of a share of Class B Preferred Stock (Series A) at a purchase price of $30 per Unit. Under the Plan, the Rights detach and become exercisable upon the earlier of (i) ten days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of the Company's common stock, or (ii) ten business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of the Company's common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

If the Company is acquired in a merger or consolidation in which the Company is not the surviving corporation, or the Company engages in a merger or consolidation in which the Company is the surviving corporation and the Company's common stock is changed or exchanged, or more than 50% of the Company's assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring Company having a market value equal to twice the exercise price. Following an acquisition by any person or group of 20% or more of the Company's common stock, but prior to the acquisition by such person or group of 50% or more of the outstanding common stock, the Company's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of the Company's common stock, or one one-hundredth of a share of Preferred Stock, per Right.

The Rights expire on October 13, 2009, and are redeemable upon action by the Board of Directors at a price of $.01 per right at any time before they become exercisable.

Item 2.
                               MANAGEMENT'S DISCUSSION
                        AND ANALYSIS OF FINANCIAL CONDITION
                              AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Ended October 3, 1999 Compared with Third Quarter Ended September 27, 1998.

Cone Mills had sales for the third quarter of 1999 of $147.2 million, down 21.4%, as compared with the third quarter of 1998 sales of $187.4 million. For the 1999 period, sales of denim and khaki, yarn-dyed products, and commission finishing decreased, partially offset by increased decorative fabric sales. Starting in the fourth quarter of 1998, and continuing through the first nine months of 1999, denim sales slowed significantly, the result of weaker consumer interest in denims.

Gross profit for the third quarter of 1999 decreased to 7.3% of sales, as compared with 10.5% for the previous year. Lower volume and pricing in denims more than offset the improved operating results in commission finishing and decorative fabrics.

Segment Information. Cone operates in four principal business segments: denim and khaki, yarn-dyed products, commission finishing and decorative fabrics. See Note 7 to Notes to Consolidated Condensed Financial Statements (unaudited) included in Part 1, Item 1.

     Denim and Khaki. For the third quarter of 1999, denim and khaki segment sales were $108.5 million, down 25.1% from the third quarter of 1998 sales of $144.8 million. Lower sales volume and prices in denim resulted primarily from the negative impact of weaker consumer interest in denims and the resulting over-supply conditions, coupled with price pressure associated with supply and demand, declining cotton prices and inventory adjustments at the mill and retail level. For the third quarter of 1999, operating income for the denim and khaki segment was $4.4 million, or 4.0% of sales before a $2.0 million inventory charge for the exit of piece-dyed shirting as discussed below in the Commission Finishing segment. This compared with income of $15.9 million, or 11.0%, for the third quarter of 1998. The reduced margin and income resulted primarily from lower volume and prices and reduced plant operating schedules. Operating income for the segment includes the equity in earnings (losses) from the Parras Cone joint venture.

     Yarn-Dyed Products. As part of the restructuring program, the Company ceased manufacturing yarn-dyed products in May 1999. For the third quarter of 1999, sales of yarn-dyed products were $1.8 million, as compared with $5.1 million in the 1998 period. While most of the operating losses for this segment were previously reserved under the Company's restructuring plan, a loss of $1.3 million was included in segment data for the third quarter of 1999 due primarily to realization of lower than anticipated prices on inventory. For the 1998 period, the yarn-dyed products segment had an operating loss of $3.9 million.

     Commission Finishing. Outside sales of commission finishing from the Carlisle and Raytex plants were $16.9 million for the third quarter of 1999, down 20.9% from $21.4 million for the third quarter of 1998. Lower sales of print home furnishings and over-the-counter fabrics accounted for the decline. Despite the sharply reduced sales, the segment had improved operating results. For the third quarter of 1999, the loss was $2.0 million, an improvement of 48.8% from the loss of $3.9 million for the third quarter of 1998. During the third quarter of 1999 the Company implemented a substantial restructuring, downsizing and refocusing of the Carlisle Finishing plant. Refocusing the product line included the exiting of the piece-dyed shirting (chamois) business. Associated with the Carlisle restructuring initiative, the Company recognized restructuring charges of $2.7 million in the quarter for severance pay and related benefits, consulting expenses and writedown of certain production equipment.

     Decorative Fabrics. For the third quarter of 1999, sales of the decorative fabrics segment were $19.7 million, up 27.9% from sales of $15.4 million for the third quarter of 1998. Cone Jacquard's sales improved as capacity expanded and John Wolf decorative fabrics sales were up as the unit improved its product offering and marketing effort. The decorative fabrics segment had earnings of $0.4 million for the third quarter of 1999 compared with $0.1 million for the third quarter of 1998.

Selling and administrative expenses for the third quarter of 1999 were $12.0 million, or 8.1% of sales, as compared with $14.7 million, or 7.8% of sales in the third quarter of 1998. The lower dollar amount of selling and administrative expense reflects the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

Interest expense for the third quarter of 1999 was $3.5 million, the same as the third quarter of 1998.

For the third quarter of 1999, the income tax benefit as a percent of the taxable loss was 36.0%. For the third quarter of 1998, income taxes as a percent of taxable income were 33%.

Equity in earnings (losses) of Parras Cone, the Company's joint venture plant in Mexico, was a loss of $0.4 million for the third quarter of 1999, as compared with income of $1.3 million for the 1998 period. The change represents higher cotton costs as a percentage of sales and additional marketing and management fees paid to the joint venture partners.

For the third quarter of 1999, Cone Mills had net loss of $5.4 million, or $.24 per share after preferred dividends. Included in the quarter were pre-tax charges of $5.1 million for restructuring and exit inventory charges, resulting primarily from the implementation of the Company's turnaround plan at Carlisle. Also, there was a loss of $0.8 million associated with the liquidation of remaining yarn-dyed shirting inventories. Excluding those charges, the loss was $.09 per share. For comparison, third quarter 1998 net income was $2.8 million, or $.08 per share after preferred dividends.

Nine Months Ended October 3, 1999 Compared with Nine Months Ended September 27, 1998

For the first nine months of 1999, Cone Mills had sales of $478.9 million, down 16.7% from sales of $574.8 million for the first nine months of 1998, primarily due to a sales shortfall in denim. Lower denim sales resulted from weaker consumer interest in jeans and adjustments to retail and manufacturing inventories.

Gross profit for the first nine months of 1999 decreased to 8.4% of sales, as compared with 9.9% for the previous year. Lower volume and pricing in denims and the aggressive elimination of unprofitable lines and inventories more than offset the improved operating results in commission finishing and decorative fabrics.

Segment Information. Cone operates in four principal business segments: denim and khaki, yarn-dyed products, commission finishing and decorative fabrics. See Note 7 to Notes to Consolidated Condensed Financial Statements (unaudited) included in Part 1, Item 1.

     Denim and Khaki. For the first nine months of 1999, denim and khaki segment sales were $348.4 million, down 19.5% from the first nine months of 1998 sales of $432.9 million. Almost all of the sales shortfall resulted from lower sales volume and prices for denims. Operating income of the denim and khaki segment for the first nine months of 1999 was $21.2 million excluding exit inventory charges for piece-dyed shirting and denim yarn manufacturing, or 6.1% of sales, compared with $44.7 million, or 10.3%, for the first nine months of 1998. The reduced margin and income resulted primarily from lower sales volume, lower prices, reduced plant operating schedules and closeouts on khaki inventories as the Company refocused this product line. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

     Yarn-Dyed Products. The Company ceased manufacturing yarn-dyed products in May 1999. For the first nine months of 1999, sales of yarn-dyed products were $15.8 million, down from $29.2 million in the 1998 period. For the first nine months of 1999, the yarn-dyed products segment had an operating loss of $5.1 million, as compared with a loss of $7.3 million for the first nine months of 1998.


     Commission Finishing. Outside sales of the commission finishing segment, which consists of the Carlisle and Raytex plants, were $59.5 million for the first nine months of 1999, down 12.0% from $67.6 million for the first nine months of 1998. Anticipated recovery in print demand in 1999 has not materialized. For the 1999 period, the operating loss was $5.7 million, an improvement of 54.7% from the loss of $12.5 million for the 1998 period. As discussed earlier, during the third quarter of 1999, the Company implemented a substantial restructuring, downsizing and refocusing of the Carlisle Finishing plant.

     Decorative Fabrics. For the first nine months of 1999, sales of the decorative fabrics segment were $54.0 million, up 31.6% from sales of $41.0 million for the 1998 period. Cone Jacquard's sales improved as capacity expanded and John Wolf decorative fabrics sales improved. The decorative fabrics segment had earnings of $1.3 million for the 1999 period compared with a loss of $0.7 million for the first nine months of 1998. Results for 1999 were negatively impacted by higher than expected start-up costs related to capacity additions at the jacquard plant.

Selling and administrative expenses for the first nine months of 1999 were $37.0 million, or 7.7% of sales, as compared with $42.5 million, or 7.4% of sales in the 1998 period. The lower dollar amount of selling and administrative expenses reflects the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

Interest expense for the first nine months of 1999 was $10.7 million, down from $11.3 million for the 1998 period.

For the first nine months of 1999, the income tax benefit as a percent of the taxable loss was $34.6%. In the 1998 period, income tax as a percent of income was 33.0%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $1.6 million for the first nine months of 1999, as compared with $3.8 million for the 1998 period. In the 1999 period, the plant had lower capacity utilization, higher cotton costs as a percentage of sales, and additional marketing and management fees paid to the joint venture partners.

For the first nine months of 1999, the Company had a net loss of $14.2 million, or $.65 per share after preferred dividends. This included a $1.0 million after-tax charge from the cumulative effect of an accounting change related to capitalized start-up costs. In the period, the Company also recognized pre-tax restructuring and related expenses of $19.6 million associated with its restructuring programs and incurred additional losses of $3.0 million associated with the sale of yarn-dyed shirtings inventories resulting from the exit of this business. Excluding those restructuring charges, related exit expenses and the accounting change, the Company had a loss of $.02 per share after preferred dividends. For comparison, in the first nine months of 1998, Cone Mills had net income of $7.4 million, or $.20 per share after preferred dividends.


Liquidity and Capital Resources

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders; equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility (under which $23 million was available on October 3, 1999), and a new $50 million Receivable Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999 with Cone Receivables II LLC,
Redwood  Receivables  Corporation,  an  affiliate  of General  Electric  Capital
Corporation ("Redwood"), and General Electric Capital Corporation. The new Receivables Agreement will terminate in August 2004 and replaces a similar facility with Delaware Funding Corporation.

Pursuant to the Receivables Agreement documents, the Company will sell or contribute to Cone Receivables II LLC certain of their accounts receivable and Cone Receivables II LLC will in turn sell to Redwood an undivided 100% ownership interest in such receivables. Redwood will then issue commercial paper backed by, among other things, Redwood's ownership interest in the receivables. The sale price to Cone Receivables II LLC for the receivables will be subject to a purchase discount equal to a percentage over Redwood's commercial paper interest rate, which percentage may vary based upon the Company's operating performance. At present, the percentage over the commercial paper rate is 1.00%.

The Company is currently in negotiation with its banks to amend and restate the current Revolving Credit Facility. The Company expects the amended and restated Revolving Credit Facility to be secured by Company assets. Waivers and amendments for covenant compliance under certain credit agreements at October 3, 1999 are in place. The Company has received commitments from its banks to amend and restate the Revolving Credit Facility and expects to consummate the credit facility prior to the expiration of any waivers or amendments.

During the first nine months of 1999, the Company generated cash from operations, before changes in working capital, of $4.1 million, as compared with $25.7 million for the first nine months of 1998. In the 1999 period, working capital increased by $2.8 million. Uses of cash in the 1999 period included $8.0 million for capital expenditures and $3.9 million for the redemption of preferred stock.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for the foreseeable future. International investments, including the proposed denim facility discussed below, will require additional long-term financing.


In April 1999, Guilford Mills, Inc. and the Company entered into a 50/50 joint venture to develop and operate a new textile and apparel industrial park in Altamira, near Tampico, Tamaulipas, Mexico. It is expected that the investment for the infrastructures for Cone will range from $6 million to $10 million.

A textile plant planned to be built on the property by Cone will be a ring-spun, value-added denim plant with a capacity of 20 million yards expandable to 40 million yards. The Company expects to invest $40 million to $75 million in the initial denim facility depending upon whether it outsources yarn manufacturing, forms a yarn alliance or produces its own yarn. The Company could invest an additional $30 million to $45 million for the expansion to 40 million yards. The funds required for this facility will require debt financing, which the Company has not arranged at this date.

On October 3, 1999, the Company's long-term capital structure consisted of $176.0 million of long-term debt and $164.2 million of stockholders' equity. For comparison, on September 27, 1998, the Company had $146.3 million of long-term debt and $196.1 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 53% at October 3, 1999, as compared with 44% at September 27, 1998.

Accounts and note receivable on October 3, 1999, were $48.8 million, as compared with $57.8 million at September 27, 1998. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 63 days of sales outstanding at October 3, 1999 and 53 days at September 27, 1998. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on October 3, 1999, were $118.4 million, essentially the same as September 27, 1998. The Company continues to curtail operating schedules to control denim inventories and to liquidate inventories associated with businesses in which it has exited.

For the first nine months of 1999, capital spending was $8.0 million compared to $21.9 million for the first nine months of 1998. Domestic capital spending in 1999 is expected to be approximately $12 million. The reduced spending in 1999 is because the Company completed its relooming program of domestic denim facilities in 1998. In addition to the 1999 domestic capital spending budget, the Company expects to spend approximately $6 million for investments in international initiatives.

Other Matters

YEAR 2000 ISSUES

The Company has implemented a comprehensive plan to address possible exposures to Year 2000 issues. Executive management has reviewed the status of the Company's Year 2000 compliance efforts on a continuous basis. Critical financial, operational and manufacturing systems have been inventoried and assessed and system modifications or replacements have been essentially completed. As of November 1, 1999, only two systems remain non-compliant. Both systems will be remediated in time so as not to cause any disruptions for the century rollover.

Although the Company has received written vendor certification that all new core business systems are Year 2000 compliant, the Company has completed additional internal Y2K testing. No major problems were encountered.

The Company is coordinating Year 2000 readiness with other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. Coordination efforts involve communication with major suppliers and customers to undertake testing of electronic interfaces and obtaining written certifications of compliance where applicable. Risk assessments and action plans have been substantially completed. Testing and certification of electronic interfaces were completed in the third quarter.

The Company has made significant investments to modernize its core business systems over the past several years. With each system modification or replacement, Cone has addressed the Year 2000 issue. Therefore, remediation costs to address the Company's Year 2000 issues are expected to be approximately $1.0 million.

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

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on the Company. Existing government regulations are not expected to cause a material change in the Company's competitive position, operating results or planned capital expenditures. The Company has an active environmental committee, which fosters protection of the environment and compliance with laws.

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

The District Court held a hearing on July 24, 1995 to decide on the merits of the Plaintiffs' lone remaining claim of unjust enrichment, and in an order entered September 25, 1995, the District Court dismissed that claim with prejudice. On October 20, 1995, the Plaintiffs appealed to the Court of Appeals from the April 19, 1995 and September 25, 1995 orders of the District Court. Oral argument on Plaintiffs' appeal was held in the Court of Appeals on October 31, 1996. On August 20, 1999, the dismissal in the District Court of the Plaintiffs' cause of action was upheld in a per curiam decision. The Plaintiffs' petition for rehearing and rehearing en banc was denied on September 14, 1999. The Plaintiffs have 90 days from that date to petition the United States Supreme Court for discretionary review. Due to the uncertainties inherent in the litigation process, it is not possible to predict the ultimate outcome of this lawsuit. However, the Company has defended this matter vigorously, and it is the opinion of the Company's management that the probability is remote that this lawsuit, when finally concluded, will have a material adverse effect on the Company's financial condition or results of operations.

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

*2.1(b)          Receivables Purchase Agreement dated
                 as of March 25, 1997, among Cone
                 Receivables LLC, as Seller, the
                 Registrant, as Servicer, and
                 Delaware Funding Corporation, as
                 Buyer, filed as Exhibit 2.1(m) to
                 Registrant=s report on Form 10-Q
                 for the quarter ended March 30, 1997.

*2.1(c)          Amendment to Receivables Purchase
                 Agreement dated March 24, 1998,
                 between the Registrant and Delaware
                 Funding Corporation, filed as Exhibit
                 2.1(c) to Registrant=s report on
                 Form 10-Q for the quarter ending
                 March 29, 1998.

*2.1(d)          Second Amendment to Receivables
                 Purchase Agreement dated as of
                 July 16, 1998, between the Registrant
                 and Delaware Funding Corporation, filed
                 as Exhibit 2.1(d) to Registrant=s report on Form 10-Q for the quarter ending
                 September 27, 1998.

*2.1(e)          Third Amendment to Receivables  Purchase
                 Agreement dated as of December 23, 1998, between the Registrant and Delaware Funding
                 Corporation, filed as Exhibit 2.1(e) to Registrant's report on Form 10-K for the year ending January 3, 1999.

*2.1(f)          Fourth Amendment to Receivables  Purchase
                 Agreement dated as of March 23, 1999,
                 between the Registrant and Delaware
                 Funding Corporation, filed as Exhibit 2.1(f) to Registrant's report on Form 10-Q for the quarter ending April 4, 1999.

 2.1(g)          Receivables Purchase Termination and
                 Reassignment Agreement dated as of
                 September 1, 1999, among Cone Receivables

Exhibit                                                              Sequential
  No.            Description                                           Page No.

                 LLC, as Seller, the Registrant in its
                 individual capacity and as Servicer, and
                 Delaware Funding Corporation, as Buyer.                 34

 2.1(h)          Receivables Purchase and Servicing
                 Agreement dated as of September 1, 1999,
                 by and among Cone Receivables II LLC, as
                 Seller, Redwood Receivables Corporation,
                 as Purchaser, the Registrant, as Servicer,
                 and General Electric Capital Corporation,
                 as Operating Agent and Collateral Agent.                41

 2.1(i)          Receivables Transfer Agreement dated as
                 of September 1, 1999, by and among the
                 Registrant, any other Originator Party
                 Hereto, and Cone Receivables II LLC.                   115

*2.2(a)          Investment Agreement dated as of
                 June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
                 Garcia Muriel, and Cone Mills
                 Corporation, filed as Exhibit 2.2(a)
                 to Registrant's  report on Form 10-Q
                 for the quarter ended July 4, 1993,
                 with exhibits herein  numbered 2.2(b),
                 (c),  (d), (f), (g), and (j) attached.

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

 4.1(a)          Articles of Amendment of the Articles of
                 Incorporation of the Registrant effective
                 October 22, 1999, to fix the designation,
                 preferences, limitations, and relative
                 rights of a series of its Class B
                 Preferred Stock.                                                         155

*4.1(b)          Rights Agreement dated as of October 14,
                 1999, between the Registrant and First
                 Union National Bank, as Rights Agent,
                 with Form of Articles of Amendment with
                 respect to the Class B Preferred Stock
                 (Series A), the Form of Rights Certificate, and Summary of Rights attached, filed as
                 Exhibit 1 to the Registrant's report on
                 Form 8-A dated October 29, 1999.

*4.2             Amended and Restated Bylaws of Registrant,
                 Effective June 18, 1992, filed as Exhibit
                 3.5 to the Registrant's Registration
                 Statement on Form S-1 (File No. 33-46907).
Exhibit                                                                          Sequential
  No.            Description                                                      Page No.


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

 4.3(i)          Letter Agreement dated September 1, 1999,
                 amending the Note Agreement dated August
                 13, 1992, between the Registrant and The
                 Prudential Insurance Company of America.                                 163

 4.3(j)          Letter Agreement dated November 12, 1999,
                 between the Registrant and The Prudential
                 Insurance Company of America.                                            165

 4.3(k)          Letter Agreement dated November 12, 1999,
                 between the Registrant and The Prudential
                 Insurance Company of America superseding
                 Letter Agreement filed as Exhibit 4.3(j)
                 herein.                                                                  166

*4.4 Credit Agreement dated August 7, 1997, among the Registrant, various banks and Morgan Guaranty Trust Company of New York as agent, filed as Exhibit 4.4 to the Registrant's report on Form
                 10-Q for the quarter ended September 28, 1997.



                                                                                      Sequential
  No.            Description                                                           Page No.


 4.4(a)          Amendment No. 1 and Waiver to Credit
                 Agreement dated as of October 3, 1999,
                 among the Registrant, various banks, and
                 Morgan Guaranty Trust Company of New York,
                 as Agent.                                                                167

 4.4(b)          Waiver to Credit Agreement dated as of
                 November 12, 1999, to the Credit Agreement
                 dated August 7, 1997, and amended as of
                 October 3, 1999, among the Registrant,
                 various banks, and Morgan Guaranty Trust
                 Company of New York, as Agent.                                           171

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

*4.8             Indenture dated as of February 14,
                 1995, between Cone Mills Corporation
                 and Wachovia Bank of North Carolina,
                 N.A. as Trustee (Bank of New York is
                 successor Trustee), filed as Exhibit 4.1 to Registrant=s Registration Statement on Form S-3 (File No. 33-57713).

27 Financial Data Schedule                                                                174

* Incorporated by reference to the statement or report indicated.

     The Registrant will provide any Shareholder or participant in the Company Stock Fund in the 401(k) Programs copies of any of the foregoing exhibits upon written request addressed to Corporate Secretary, Cone Mills Corporation, 3101 North Elm Street, Greensboro, NC 27408.

                                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            CONE MILLS CORPORATION
                                            (Registrant)





Date      November 17, 1999                 /s/ Gary L. Smith
                                            Gary L. Smith
                                            Executive Vice President and
                                            Chief Financial Officer