Form 10-K
period 2000-01-02
CONE MILLS CORP
filed 2000-03-29
CIK 23304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 2, 2000
                                   ---------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ____________to____________


                         Commission File Number 1-3634
                                                -------

                             CONE MILLS CORPORATION
                 ----------------------------------------------
             (exact name of registrant as specified in its charter)

               North Carolina                        56-0367025
         -------------------------------             -----------
        (State or other jurisdiction of             (I.R.S. Employer
          incorporation or organization)             Identification No.)

       3101 North Elm Street, Greensboro, N.C.          27408
       ---------------------------------------         ------
      (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: 336-379-6220

Securities registered pursuant to Section 12(b) of the Act:
                                              Name of each exchange
    Title of each class                        on which registered
    -------------------                        -------------------
Common Stock, $ .10 par value                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 29, 2000 (based on the closing sale price of $3 15/16 of the registrant's voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately: $97,809,221.

Number of shares of common stock outstanding as of February 29, 2000: 25,479,717 shares.

Documents incorporated by reference: Proxy Statement for Annual Meeting to be held May 9, 2000, Part III, Items 10, 11, 12 and 13 of this report.

Index to Exhibits - Pages 60-71

                                     PART I

ITEM 1. BUSINESS

                                   THE COMPANY

OVERVIEW

Founded in 1891 Cone Mills Corporation (the "Company" or "Cone"), incorporated and headquartered in North Carolina, is the world's largest producer of denim fabrics and the largest commission printer of home furnishings in North America. The Company competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities, competitive prices and the Cone name and reputation. The Company has a 50% interest in Parras Cone de Mexico, S.A., ("Parras Cone"), a denim manufacturing facility in Mexico, and an alliance with the Ashima Group of India.

The Company operates in three principal business segments: (1) Denim and Khaki,
(2) Commission Finishing and (3) Decorative Fabrics. In 1999, Cone substantially exited the Yarn-Dyed Products segment as part of its comprehensive restructuring program. The Company seeks growth of its products through expansion into new geographic areas and markets, product development and investment in value-added technology such as CAD/CAM. Capital expenditures for the last five years have totaled approximately $180 million, and the Company expects to spend approximately $12 million in 2000 for domestic capital projects.

The Company is engaged in denim production in Mexico through a joint venture facility with Compania Industrial de Parras, S.A., ("CIPSA"). This facility, Parras Cone, has been producing basic denims and yarn since late 1995. Under a marketing agreement with CIPSA, Cone markets and distributes 100% of the denim production of Parras Cone.

The Company has an alliance with the Ashima Group of India. This alliance consists of an equity investment in Ashima Ltd., technical service agreements and a marketing agreement whereby Cone markets Ashima denim and sportswear products outside the Indian sub-continent. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives."

In 1999, the Company implemented a comprehensive reorganization and downsizing initiative. The initiative consisted of four primary components: 1) closing of the Salisbury plant, ceasing production of yarn-dyed shirting fabrics and disposal of associated finished goods inventories, 2) downsizing and reorganization of sales, manufacturing and administrative staffs of the corporate staff and textile group, 3) outsourcing of ring-spun yarn manufacturing at the Cliffside and Florence plants by forming a yarn alliance and closing the manufacturing facility and 4) restructuring of the Carlisle operation including the decision to exit the piece-dyed shirting product line. The Company reduced employment by approximately 1,900 employees during 1999 as a result of these initiatives. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data," Note 21 of the Notes to Consolidated Financial Statements.

BUSINESS SEGMENTS

Information concerning operating segments for the Company's 1999, 1998 and 1997 fiscal years are incorporated by reference. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statement and Supplementary Data, "Notes 18 and 21 of the Notes to Consolidated Financial Statements.

DENIM & KHAKI

Retail sales of denim and khaki apparel products grew throughout most of the 1990s. The trend that began with casual Fridays in the 1990s has matured into a key market driver for the apparel industry in this decade. In 1999, retail sales of men's casual pants, primarily khakis, experienced double-digit increases; however, denim apparel experienced marginal sales declines. The retail sales decline in denim garments was primarily due to a fashion shift to other fabrics for casual pants. In addition to casual lifestyles driving the growth of denim and khakis, other factors that the Company considers important are: (i) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life-cycle costs, (ii) enhanced styling and comfort of casual garments and (iii) strong brands such as Levi, Dockers, Wrangler, The Gap, Old Navy and Arizona which continue to create fashion interest for consumers.

The Company's domestic apparel fabrics markets have been affected by changing demographics. Baby boomers as primary denim consumers are being replaced by their children ("echo-boomers"). The echo-boomers account for the largest jeans consumption segment of the U.S. population. Product trends, brand preferences and garment silhouettes have evolved to meet the fashion demands of the echo-boomers. Preferences by the echo-boomers for more intricate garment styling, such as baggy jeans and carpenters pants as well as the favoring of new brands, has allowed imports to gain market share. As the baby boom generation has matured, product trends have evolved to higher quality products with more diverse styling. These trends have resulted in a bifurcated market as echo-boomers are focused on fashion silhouettes and specialized fabric treatments while baby boomers desire better fabric quality and styling. The Company attempts to compete in these markets by being a leader in product development while maintaining high quality standards. Denim apparel is expected to resume its growth at retail in 2000 as the U.S. population continues to grow, the echo-boomers return to basic five-pocket jeans and the consumer wardrobe becomes saturated with khaki products.

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

Internationally, consumption of denims has plateaued in industrialized countries, with Europe showing a slight decline in recent years as khakis and other fabrics have gained market share. Recently the Company has seen evidence that denim demand in Europe is beginning to grow in both basic five-pocket jeans and specialized denim fabrics. In less industrialized countries, the potential market for denim jeans has continued to grow as youth populations expand. However, the growth in denim demand has been tempered by economic weakness in Asia and South America. Until consumers in Asia regain some of their lost purchasing power, denim and apparel demand in these countries will continue to be weak forcing the exporting of most of the region's production. In addition, the Company's sales growth has been impacted by increased global supply primarily in countries with lower labor costs.

The Company's denim products, accounting for the majority of the denim and khaki segment's sales, are primarily designed for use in garments targeted for the upper-end market, where styling and quality generally command premium fabric prices. Fabric styling is supported by the Company's product development specialists. Due to the nature of the manufacturing process, denim fabric contains variations in color that give it a distinctive appearance. After weaving, denim fabrics and garments are processed further in finishing operations that produce different textures and other altered physical properties. In the dyeing and finishing of khaki fabrics many different colors and finishes are produced including the Company's fade resistant Deepdown(R) fabric. During these processes, the Company's product development specialists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

Although the markets and end uses for denim are very diverse, the Company categorizes the market into heavyweight denims and specialty-weight denims. Heavyweight denim is used primarily in jeans and is by far the largest segment of the denim market. Within the heavyweight market, the Company further classifies its denims as "value-added" and "basic." Value-added denims are distinguished by fabric construction, yarn variations, finishes and new product introductions. Basic denims are less differentiated by styling with competition being primarily on the basis of price, quality and service.

Cone's value-added denims are sold principally to brand name apparel companies, specialty retailers and brand name garment producers. Cone's basic denims are used primarily in garments sold through retail chains, department stores and catalogs. Although most of the Company's basic denims are designed for the upscale segment of these markets, the Company also produces high-quality basic heavyweight blue denim, primarily at Parras Cone, to service the mass market distribution channel. Sales of basic denims constituted approximately one-fourth of the Company's total denim sales in 1999.

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

Specialty-weight denims include a variety of woven constructions, colors and weights and are used primarily in fashion garment silhouettes and women and children's wear. These fabrics constitute a growing portion of the denim market as recent growth in denim has occurred in fashion silhouettes such as baggy jeans and carpenter pants at the expense of basic five-pocket jeans. These denims tend to establish market trends because of their use in higher fashion garments.

Cone also serves niche markets for piece-dyed fabrics with its ProSpin(R) fabric which provides superior wrinkle resistance properties based upon yarn formation technologies.

Manufacturing. The Company's denim facilities are modern, flexible, vertically integrated and encompass all manufacturing processes necessary to convert raw fiber into finished fabrics. The Company's denim weaving facilities have all re-loomed in the nineties. The Company's U.S. dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, beam dyeing, continuous overdye machinery and raw cotton dyeing equipment.

In addition to its U.S. facilities, the Company has a 50% equity interest in Parras Cone, a low cost producer of high-quality basic denims. Under a marketing agreement with its partner, Cone markets and distributes 100% of the fabric production of Parras Cone.

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

No single company dominates the industry and domestic and foreign competitors range from large, integrated enterprises to small niche companies. Competition is in the form of both domestic and foreign piece goods and in the form of imported apparel garments from Mexico, Asia and other areas. The migration of garment manufacturing facilities to Mexico and Caribbean countries, additional worldwide capacity, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting the Company's business environment. Denim jeans have an image of being uniquely American products. The Company's competitiveness with producers from other countries is influenced by tariffs and transportation costs. Any failure of the Company to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on the Company's results of operations and financial position.

In recent years due to the competitiveness of the apparel business and the criticality of low wage costs for garment producers the Company has explored a number of international initiatives. Its objectives for expansion into Mexico included seeking access to the Mexican distribution system to sell the Company's products and access to lower cost cut-and-sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. The Company is also seeking to gain production cost advantages while benefiting from its technological expertise. As the garment industry has migrated to Mexico from the U.S. the Company has benefited from Parras Cone's cost structure and location, and Cone's U.S. infrastructure.

In 1999, the Company announced plans to continue its denim manufacturing expansion in Mexico. The Company has a strategic project to co-develop an industrial park and to build a denim facility in Altamira, Mexico. This project as announced will initially have three components: 1) a 50/50 joint venture with Guilford Mills, Inc. to develop and operate a textile and apparel industrial park on over 500 acres, 2) 100% owned basic ring-spun, value-added denim plant with an initial capacity of 20 million yards expandable to 40 million yards and 3) a 51/49 joint venture to build and operate a yarn facility to support the denim plant and the Mexican yarn market. The Company expects to fund its investment in the industrial park of approximately $9 million in 2000. Capital requirements for the denim and yarn facility will be in 2001. The funds required for the denim and yarn facilities will require debt financing, which the Company has not arranged at this date. There is no assurance that the Company will be able to obtain financing on terms and conditions acceptable to the Company. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives."

In 1998, the Company formed an alliance with the Ashima Group of India that allows Cone to market Ashima denim and sportswear products worldwide outside the Indian sub-continent. This alliance will allow Cone to provide products that cannot be competitively produced in the U.S. to its customers on a worldwide basis.

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

Marketing and Sales. The Company's marketing focus is to serve brand name apparel customers through the development of products that are recognized in the marketplace for their distinctive quality, durability and styling. Styles of the Company's denim and other fabrics vary in color, finish, weight and construction, depending upon fashion trends and the needs of the specific customer. The Company's product development specialists monitor fashion trends throughout the U.S., Europe, Far East and South America, attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. In addition, the Company maintains an international focus with a long history of distributing its products internationally. In 1999 the Company exported approximately 37% of its denim sales.

The textile group is organized and managed by its major product lines of denim, khaki and other piece-dyed products and products produced by Ashima. The marketing group is headquartered in Greensboro, North Carolina with sales offices in New York, San Francisco, Los Angeles, Dallas and Brussels to provide a more direct working relationship with the customer. In addition, the Company has sales agents in Europe, Japan, Hong Kong, Africa, and throughout Central and South America, and it maintains support services in trade financing, traffic and transportation in order to support its international presence. The Company's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers.

The Company's denim and khaki exports were approximately $154 million, $177 million and $176 million in 1999, 1998 and 1997, respectively.

Raw Materials. Cotton is the primary raw material for the Company's fabric manufacturing operations, its purchased yarn and greige goods (fabrics that have not been dyed or finished). United States agricultural programs affect the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. The U.S. Department of Agriculture provides several programs to keep the effective price to cotton purchasers competitive with world levels while protecting the grower. Step 2 of the Federal Agriculture Improvement and Reform Act provided a formula for payments to users of domestically produced cotton when domestic cotton prices exceeded world prices for a period of time. Funds for these payments were depleted in December 1998. The Step 2 program received additional funding in October 1999 and the Company expects to receive rebates throughout 2000. Although management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, the Company's competitiveness may be materially adversely affected, as the Company cannot always fully pass increased cotton costs on to its customers. See "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

Cone also purchases yarn, greige goods and dyes and chemicals. Based on the Company's strategy to limit its investment in yarn manufacturing in the future, it has formed alliances with yarn manufacturers to ensure adequate supplies at competitive prices. Pursuant to its decision to outsource an increased portion of its yarn manufacturing, the Company entered into a supply agreement with Parkdale America, LLC, during 1999. Additional yarn and other materials used by the Company have normally been available in adequate supplies through a number of suppliers.

Trade. The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, has created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards that were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA will phase out all trade restrictions and tariffs on textiles and apparel among the three countries. NAFTA has been responsible in part for Mexico recently surpassing China as the largest exporter of apparel to the U.S. NAFTA and the Caribbean Basin Initiative program, through favored quota and tariff treatment, have accelerated the shift in production of garments to sources in this hemisphere, indirectly benefiting U.S. textile producers and the Company. The Company's Mexican joint venture, Parras Cone, benefits from its access to U.S. markets and has benefited from NAFTA.

Legislation has been proposed in the U.S. Congress that would increase the trade benefits currently available to the countries in the Caribbean to the point where they would be roughly equivalent to those applicable to Mexico under NAFTA. Legislation has also been introduced relating to trade between the U.S. and Sub-Saharan African nations which, if enacted, could have a negative impact on the Company. Both pieces of legislation have been proposed in previous sessions but have not become law. These bills in various forms continue to be considered in 2000, and the Company cannot predict the ultimate impact, if any, of the legislation.

The impact of multilateral agreements intended to liberalize global trade could also significantly affect U.S. textile producers and the Company. The World Trade Organization ("WTO") is overseeing the phaseout of textile and apparel quotas over a ten-year period through 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same ten-year period. In addition, the Clinton Administration recently announced an agreement with China (which is subject to Congressional approval) to facilitate its admission to the WTO.

In response, the Company has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. Management believes the location of the Company's U.S. manufacturing facilities, its 50% interest in the Parras Cone plant in Mexico, its alliance with the Ashima Group of India and its emphasis on shortening production and delivery times allow Cone to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. The Company has invested in technological and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick response programs and by electronic data interchange (EDI) with customers. These efforts have improved communication, planning and processing time in manufacturing.

In instances where the Company finds itself uncompetitive with imports, the Company is pursuing initiatives either to manufacture or source products internationally or to exit the product line, such as the decision to exit the chamois shirtings product line in 1999.


COMMISSION FINISHING AND DECORATIVE FABRICS

Commission Finishinq. The commission finishing segment, consisting of the Company's Carlisle and Raytex plants, is the largest commission printer of decorative fabrics in the U.S. and provides custom printing and plainshade dyeing services to leading home furnishings stylists and distributors. As commission printers, Carlisle and Raytex print fabrics owned by customers on a fee basis. Converters purchase unfinished fabrics from weaving mills, use outside sources such as Carlisle to dye the fabrics and print their designs and then market the finished fabrics to home furnishings and apparel manufacturers.

The home furnishings fabrics processed at its Carlisle facility are generally used for upholstery and drapery prints. The Company also provides fabric printing and plainshade dyeing services to converters of fashion apparel fabrics. Cone's khaki product line is primarily dyed and finished at the Carlisle facility.

The Carlisle plant is a modern, one-million square foot facility specializing in rotary screen printing. In recent years, the Company has invested heavily in computerized color-mixing systems and automated process controls in order to support its competitive strategy of focusing on quality and service. Customers for Carlisle's home furnishings printing services include P. Kaufman, Springs Industries, Waverly Division of F. Schumacher & Co. and Covington.

The Raytex plant is a modern, 266,000 square foot facility specializing in wide rotary screen printing. In 1996, a new preparation range was installed providing additional product capabilities. Raytex is one of the largest wide-fabric commission printers in the United States. Customers for Raytex include Springs Industries, Tietex Ticking, Croscill, Burlington Industries and Revman Industries.

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

Consumer fashion preference is based upon coloration, texture and value. As with all home furnishing fabrics, there is fashion risk that affects consumer preference. In recent years, home furnishing prints have been out of fashion favor as compared to other home furnishing fabrics.

In 1999, the Company restructured the Carlisle operation to reduce cost, improve quality and more aggressively position itself in the marketplace. The reductions in cost were substantially complete by the end of 1999 with quality savings and market opportunities expected to be realized in 2000.

Decorative Fabrics. The Company's decorative fabrics segment includes John Wolf and Cone Jacquards. John Wolf is a "converter" of printed, jacquard and solid woven fabrics for upholstery, draperies and bedspreads. A converter designs and distributes fabrics, which are manufactured and printed for the converter by others. The decorative fabrics' lines are printed primarily at the Carlisle plant under the names "John Wolf Decorative Fabrics" and "David and Dash." John Wolf customers include Corinthian Furniture Inc., Arden Companies, Bauhaus USA Inc. and Burlington House Fabrics.

Cone Jacquards, a modern 142,000 square foot facility with wide weaving machines, produces broadloom jacquard fabrics for furniture manufacturers, fabric distributors, retailers, converters and specialty products manufacturers. Customers for Cone Jacquards include Gum Tree Fabrics, Inc., Valley Forge Fabrics, Inc., Fieldcrest Cannon and Westpoint Stevens, Inc.

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

In 1999 the Company consolidated the sales agents for John Wolf and Cone Jacquards and began the integration of product lines to present a coordinated line to the marketplace.

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

Seasonality. Demand for the Company's finishing services and decorative fabrics and the level of the Company's sales fluctuate moderately during the year with January being a seasonally slow period.

YARN-DYED PRODUCTS

The Company's yarn-dyed products consisted primarily of flannel shirting fabrics. Due to market conditions, manufacturing cost competitiveness and competition the Company ceased production of fabrics for the yarn-dyed segment at its facilities in May 1999 and liquidated associated inventories by year-end 1999.

Manufacturinq. The Company's Salisbury facility provided the dyeing and weaving production for the yarn-dyed product line. Due to extensive losses in this product line in recent years and the cost structure of the Salisbury plant, the Company closed the facility in 1999. The Company plans to continue to be in the yarn-dyed business on a limited basis primarily through products produced by Ashima.

The Company uses on-line computer-aided design systems to increase styling effectiveness and will electronically link with Ashima in the development of products and patterns.

Competition. The yarn-dyed products business is highly competitive with the primary form of competition being imported garments. As styling became more complex with finer yarn counts, labor intensity of the product increased cost advantages for Asian producers resulting in the Company becoming uncompetitive.

As discussed previously, the Company formed an alliance with the Ashima Group of India that allows Cone to market Ashima products worldwide outside the Indian sub-continent. Ashima produces an extensive line of yarn-dyed products and the Company will provide Ashima with its technical assistance and styling to enhance Ashima's product offerings in this area. This alliance should provide Cone's customers with cost competitive products.

Seasonality. Demand for the Company's yarn-dyed products was very seasonal due to the fact that the primary product is heavyweight flannels. As the Company moves forward in its alliance with Ashima the Company should have products for both the spring and fall selling seasons.

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

CUSTOMERS

The Company has one customer, Levi Strauss, which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 31%, 32% and 37% of sales in 1999, 1998 and 1997, respectively. Levi is transitioning from owned facilities to a greater reliance upon contractors. The Company cannot predict the long-term impact on sales, if any, of this change in Levi's manufacturing strategy. The loss of Levi as a customer, or a significant reduction in its purchases from the Company, would have a material adverse effect on the Company's financial position and results of operations.

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

The Supply Agreement expires in March of 2005 and is automatically extended each year, unless either party gives notice otherwise, so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement at any time upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

BACKLOG

The Company's order backlog was approximately $85 million at January 30, 2000, as compared to approximately $125 million at January 31, 1999. In periods of declining fabric prices, customers typically place orders closer to the date of their expected needs. In 1999, the order backlog for the yarn-dyed shirtings product line was $15 million. As discussed earlier, the Company exited this product line in 1999. The Company's order backlog pertains primarily to the denim and khaki segment and jacquards. Denim and Khaki accounted for 81% of the order backlog at January 30, 2000.

Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, the Company has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 30, 2000, will be filled within the first four months of 2000.

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

EMPLOYEES

At January 31, 2000, the Company employed approximately 4,300 persons, of whom approximately 800 were salaried and approximately 3,500 were hourly employees. Of such hourly employees, approximately 1,200 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensation, the Company believes that approximately 450 of its employees are dues-paying union members. The Company has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

ITEM 2. PROPERTY

Cone's U.S. manufacturing facilities consist of seven plants, five located in North Carolina and two in South Carolina, with approximately 4.5 million square feet of floor space. The denim and khaki segment operates four plants, the commission finishing segment operates two plants and the decorative fabrics segment operates one plant. The Company also maintains several distribution centers and warehouses. Internationally, the Company has a 50% interest in a 575,000 square foot denim manufacturing facility in Parras, Mexico. In addition, the Company owns its Salisbury, North Carolina plant, closed in 1999, which contains approximately .5 million square feet of floor space. Also, during 1999, the Company closed the yarn manufacturing portions of two additional North Carolina facilities, Florence and Cliffside, which constitute approximately .2 million square feet of floor space.

All such facilities are maintained in good condition and are both adequate and suitable for their respective purposes. The Company's manufacturing facilities are substantially fully utilized except for those facilities in which the Company has outsourced yarn manufacturing.

All U.S. manufacturing facilities are pledged as security, as of January 28, 2000, for the Company's indebtedness under its debt agreements. The Mexican denim facility serves as collateral for a portion of the debt of the joint venture company.

The Company leases its executive and administrative offices, located in Greensboro, North Carolina. Other offices, located in various U.S. cities and Brussels, are leased from unrelated parties.

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Name                                 Age       Position with the Company
----                                 ---       -------------------------

John L. Bakane                        49       Director, President and
                                                 Chief Executive Officer

Anthony L. Furr                       56       Executive Vice President

Gary L. Smith                         41       Executive Vice President and
                                                 Chief Financial Officer

Neil W. Koonce                        52       Vice President, General Counsel
                                                 and Secretary

Michael K. Horrigan                   45       Vice President

Marvin A. Woolen, Jr.                 59       Vice President-Cotton Purchasing

David E. Bray                         61       Treasurer

Christopher F. Conlon                 43       Controller


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

Anthony L. Furr joined the Company in May 1997 as Vice President and Chief Financial Officer and served in that capacity until February 1999 when he was appointed Executive Vice President and Chief Financial Officer. He was appointed acting president of the Cone Finishing Division on November 9, 1999 at which time he relinquished the title of Chief Financial Officer. From 1992 to 1995 he was Chairman, President and Chief Executive Officer of Wachovia Bank of South Carolina, N.A. and Executive Vice President of the parent Wachovia Corporation for whom he served as Executive Vice President and Chief Financial Officer from 1990 to 1992.

Gary L. Smith was employed by the Company in 1981 and was serving as Manager of Business Analysis when he was elected Assistant Controller in 1994. He was named Controller in December 1996, Executive Vice President in February 1999 and Chief Financial Officer on November 9, 1999.

Neil W. Koonce was employed by the Company in 1974. He has been General Counsel since 1987, Vice President since 1989, and Secretary since February 1999.

Michael K. Horrigan was employed by the Company in March 1999 as Vice President, Human Resources. He served as Vice President of Human Resources for the sales and marketing and bed fashions groups at Springs Industries from February 1997 to March 1999. Before joining Springs, he was employed by Sara Lee branded apparel businesses for eight years, including five years as Vice President of Human Resources for Champion Products. For ten years prior to that he worked in human resources for General Electric.

Marvin A. Woolen, Jr. was employed by the Company in July 1995 as director of cotton purchasing. He was elected Vice President in 1997. He has been in the cotton sales, merchandising, purchasing, classing and shipping business since 1971. From 1988 to 1995 he was president of Rollins Company, a cotton shipping firm.

David E. Bray has been employed by the Company since 1977 and has been Treasurer since 1988.

Christopher F. Conlon was appointed Controller on November 9, 1999. He previously worked at Cone Mills for eight years in the 1980s in several financial roles including cost accountant, plant controller, and division controller returning to Cone Mills in 1998 as Group Controller and later served as Director of Business Planning. He worked as Chief Financial Officer of Kron Medical Corporation, Spectrum Glass Products and Sandlapper Fabrics. He also was Chief Operating Officer at Sandlapper Fabrics from 1996 to 1998.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The approximate number of holders of record of the Company's Common Stock as of January 31, 2000, was 382.

Information required by this Item on the sales prices and dividends of the Common Stock of the Company are incorporated in "Note 23. Quarterly Financial Data (Unaudited)" on page 55 of "Item 8. Financial Statements and Supplementary Data" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

                           HISTORICAL FINANCIAL REVIEW


(in millions, except per share data and number of employees)     1999       1998         1997            1996            1995
------------------------------------------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
     Net Sales                                                  $ 616.3     $ 728.6       $ 716.9        $ 745.9         $ 910.2
     Cost of Sales (a)                                            568.2       661.8         664.4          662.0           802.6
                                                             -----------------------------------------------------------------------

     Gross Profit                                                  48.1        66.8          52.5           83.9           107.6
     Selling and Administrative (a)                                48.7        57.4          55.6           65.9            72.2
     Restructuring and Impairment of Assets                        16.0        17.1           5.2            5.2               -
                                                             -----------------------------------------------------------------------

     Income (Loss) from Operations                                (16.6)       (7.7)         (8.3)          12.8            35.4
     Other Expense - Net                                           13.9        12.1          11.7           14.9            14.5
                                                             -----------------------------------------------------------------------

     Income (Loss) from Operations Before Income Taxes
         (Benefit), Equity in Earnings (Losses) of
         Unconsolidated Affiliate and Cumulative Effect
         of Accounting Change                                     (30.5)      (19.8)        (20.0)          (2.1)           20.9
     Income Taxes (Benefit)                                       (10.7)       (7.9)         (8.0)          (2.3)            7.3
                                                             -----------------------------------------------------------------------

     Income (Loss) from Operations Before Equity in
         Earnings (Losses) of Unconsolidated Affiliate and
         Cumulative Effect of Accounting Change                   (19.8)      (11.9)        (12.0)           0.2            13.6
     Equity in Earnings (Losses) of Unconsolidated Affiliate        1.7         5.2           2.6           (2.4)          (16.9)
                                                             -----------------------------------------------------------------------

     Loss from Operations Before Cumulative
         Effect of Accounting Change                              (18.1)       (6.7)         (9.4)          (2.2)           (3.3)
     Cumulative Effect of Accounting Change                        (1.0)         -             -              -               -
                                                             -----------------------------------------------------------------------

     Net Loss                                                   $ (19.1)     $ (6.7)       $ (9.4)        $ (2.2)         $ (3.3)
                                                             -----------------------------------------------------------------------

     Per Share of Common Stock
         Loss Before Cumulative Effect of Accounting Change
            Basic                                               $ (0.83)    $ (0.37)      $ (0.47)       $ (0.19)        $ (0.22)
            Diluted                                               (0.83)      (0.37)        (0.47)         (0.19)          (0.22)
         Net Loss
            Basic                                                 (0.87)      (0.37)        (0.47)         (0.19)          (0.22)
            Diluted                                               (0.87)      (0.37)        (0.47)         (0.19)          (0.22)

BALANCE SHEET DATA (AT YEAR END)
     Current Ratio                                                  1.1         1.6           1.5            1.7             1.6
     Total Assets                                               $ 472.8     $ 488.5       $ 506.6        $ 530.0         $ 584.3
     Long-Term Debt                                               198.8       172.1         150.4          160.7           173.0
     Stockholders' Equity                                         157.5       181.9         196.5          210.3           222.1
     Long-Term Debt as a Percent of Stockholders' Equity
         and Long-Term Debt                                         56%         49%           43%            43%             44%
     Shares Outstanding (millions) Year End                        25.5        25.4          26.2           26.3            27.4

OTHER DATA
     Capital Expenditures                                        $ 13.2      $ 32.8        $ 36.3         $ 36.2          $ 61.7
     Common Stock Dividend Paid                                       -          -             -              -               -
     Number of Employees at Year End                              4,300       6,200         6,100          6,700           7,900


(a) Selling and administrative expenses for prior years were restated to conform to industry practices.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

During 1999, Cone Mills had lower operating results as the Company implemented a comprehensive restructuring program, and the industry in general was negatively impacted by a number of internal and external factors.

The economic slowdown in Asian and Latin American countries resulted in worldwide supply and demand imbalances in garments and fabrics. Foreign mills were forced to produce and export to the U.S. at depressed prices. The result has been intensified foreign competition and depressed pricing which severely impacted the U.S. industry's earnings and stock prices. Large U.S. apparel fabric producers generally had poor operating results in 1999.

The Company encountered depressed market conditions in denim fabrics during 1999 resulting in a significant reduction of sales in the third and fourth quarters. Retail sales of denim garments showed a slight decrease for 1999. Lower denim fabric sales resulted primarily from a stronger consumer interest in khakis, inventory adjustments by retailers and wholesalers of brands, and the continued worldwide over-capacity in denims even as several competitors exited the U.S. market. In addition, the trend to baggier silhouettes negatively impacted U.S. mills. The resulting increase in sewing complexity and requirements for better needle capability favored low-cost Asian producers. The Company has experienced severe price pressure reflecting these conditions, and throughout 1999, operating schedules at the denim manufacturing plants were curtailed to control inventories. In early 2000, the Company began to see some improvements in denim market conditions that should benefit U.S. mills. Notably, more denim is being shown in certain product lines and there appears to be a shift of fashion back to basic five-pocket jeans.

The Company continued to encounter manufacturing difficulties at its Carlisle Finishing plant through the first nine months of 1999. However, in the fourth quarter, Carlisle benefited from cost reductions associated with its restructuring. The facility improved capacity utilization with a broadened customer base, improved efficiency and quality, and earned a small operating profit. The consolidation of the Company's Granite Finishing operations into Carlisle that began in 1997 disrupted manufacturing efficiencies to a greater extent than anticipated, which materially adversely impacted results of the commission finishing segment during 1998 and 1999.

During 1999, the Company ceased production of yarn-dyed products and liquidated associated inventories. Adverse market conditions increased import penetration of yarn-dyed products, and ineffective marketing and merchandising programs resulted in significant operating losses. Following unsuccessful attempts to make use of the Salisbury yarn-dyed plant profitably, the Company closed this facility in the second quarter of 1999.

In response to business conditions for apparel products and commission finishing, the Company implemented a comprehensive downsizing and reorganization program in 1999, which included:

1) The streamlining of product offering of the sportswear division including the closing of the Salisbury plant which produced yarn-dyed shirting fabrics.

2)     The downsizing and reorganization of the corporate administrative staff.
3)     The merger of the denim and sportswear fabrics businesses into one unit.
4) The reduction of the manufacturing staff to simplify the management structure.
5) The closing of the Florence and Cliffside ring-spun yarn manufacturing facilities, coupled with the outsourcing of yarn to reduce operating costs and conserve capital which would have been required for equipment modernization.
6) The restructuring of the Carlisle plant reducing the workforce by approximately 25%, increasing efficiencies and quality, and refocusing of marketing activities.
7) The exit of the chamois flannel shirting product line with the restructuring of Carlisle.

The Company expects to achieve on an annual basis over $40 million of cost savings as a result of these initiatives.

The Company restructured its decorative fabrics operations in 1998, which included the consolidation of Cone Jacquards and John Wolf divisions, reductions of staff and overhead, and the development of a new management team. The decorative fabrics units made progress in 1999 by broadening their product lines and customer bases as well as expanding capacity.

Significant factors that influence the Company's operating results and financial condition include general business cycles, consumer fashion preferences, changes in demand for print fabrics, international trade conditions, rising market interest rates as well as the terms on which debt financing is available to the Company.

Management also believes that one of the most significant factors affecting operating margins is the price of cotton, which varied between the $.50s and $.70s through much of 1997, 1998 and 1999. The Company has purchased cotton at fixed prices for delivery throughout 2000. The Company expects 2000 average cotton prices to be lower than 1999 levels because of the lower cotton market in general and payments to be received under the U.S. government cotton program.

LONG-TERM STRATEGIC INITIATIVES

Cone's business strategy is to invest and grow in its core franchises where it is recognized as a market leader. The Company seeks sales growth of denim and khaki fabrics, commission finishing and decorative fabric businesses through expansion into new geographic markets, aggressive marketing efforts, product development, investment in technology and strategic manufacturing initiatives.

Consistent with its strategy to focus on core strengths, the Company divested the assets of its real estate subsidiary and synthetics fabric business in 1997 and exited yarn-dyed and chamois flannel shirting business in 1999.

The Company has an alliance with a related group of companies known as the Ashima Group of India. This alliance was formed in August of 1998. The Ashima Group produces and markets a broad product line of denim and sportswear fabrics. The alliance consists of four elements: 1) the purchase by Cone of approximately 8% of Ashima Ltd. capital stock for $3.6 million; 2) Cone's providing technology and technical services to the Ashima companies, receiving fees as compensation;
3) Cone certification of certain Ashima products for distribution throughout the world; and 4) the right of Cone to market Ashima products outside the Indian sub-continent under the name Ashima-Cone.

The Company has established priorities for the use of cash flow and debt capacity. The first priority is investment in international denim manufacturing facilities and marketing opportunities. In April 1999, Guilford Mills, Inc. and the Company entered into a 50/50 joint venture to develop and operate a new textile and apparel industrial park in Altamira, near Tampico, Tamaulipas, Mexico. It is expected that Cone's investment in the industrial park will be approximately $9 million. The textile plant planned to be built on the property by Cone will be a basic ring-spun, value-added denim plant with an initial capacity of 20 million yards expandable to 40 million yards. The Company expects to invest approximately $60 million in the initial denim facility. In addition, the Company is in negotiations to form a joint venture to build a yarn manufacturing facility to support the denim operation. The yarn facility is expected to cost $30 million and the Company expects to own 51% of the joint venture. The Company plans to start construction of the denim facility and joint venture yarn facility in 2001 after the completion of the infrastructure for the industrial park. An additional capital investment of approximately $45 million would be required to expand the denim facility to 40 million yards including the corresponding increase in yarn capacity. The funds required for the denim and yarn facilities will require debt financing, which the Company has not arranged at this date and there can be no assurance that such financing will be available at acceptable terms and conditions.

The second priority for the use of cash flow and debt capacity is reinvestment in existing manufacturing facilities. Reflecting this priority, the Company has made capital expenditures of over $82 million from 1997 through 1999 to maintain modern manufacturing facilities and to expand the jacquard plant. The Company plans to reduce domestic capital spending to approximately $12 million in 2000.

SEGMENT INFORMATION

In the years 1997, 1998 and 1999, Cone operated in four principal business segments: denim and khaki, commission finishing, decorative fabrics and yarn-dyed products. (See Notes 18 and 21 to Notes to Consolidated Financial Statements included in Part II, Item 8.)

RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED JANUARY 2, 2000 COMPARED WITH FIFTY-THREE WEEKS ENDED JANUARY 3, 1999

For the year 1999, Cone Mills had sales of $616.3 million, down 15% from sales of $728.6 million for 1998, primarily due to a sales shortfall in denim. Lower denim sales resulted from weaker consumer interest in jeans and adjustments to retail and manufacturing inventories.

Gross profit for 1999 decreased to 7.8% of sales, as compared with 9.2% for the previous year. Lower volume and pricing in denims and the aggressive elimination of unprofitable lines and inventories more than offset the improved operating results in commission finishing and decorative fabrics.

DENIM AND KHAKI. For 1999, denim and khaki segment sales were $448.5 million, down 18% from 1998 sales of $545.0 million. Almost all of the sales shortfall resulted from lower sales volume and prices for denims. Operating income of the denim and khaki segment for 1999 was $17.6 million, or 4% of sales, compared with

$52.2 million, or 10%, for 1998. The reduced margin and income resulted primarily from lower sales volume, lower prices, reduced plant operating schedules and closeouts on certain khaki inventories as the Company refocused this product line. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

COMMISSION FINISHING. Outside sales (total segment sales less intersegment sales) of the commission finishing segment, which consists of the Carlisle and Raytex plants, were $76.3 million for 1999, down 14% from $88.9 million for 1998. In 1999, Carlisle did not compete in certain product segments due to unsatisfactory prices and the anticipated recovery in print demand did not materialize. For 1999, the operating loss was $6.9 million, an improvement of 55% from the loss of $15.1 million for 1998. As discussed earlier, during the third quarter of 1999, the Company implemented a substantial restructuring, downsizing and refocusing of the Carlisle Finishing plant. Intersegment sales of this segment were to the denim and khaki and decorative fabrics segments.

DECORATIVE FABRICS. For 1999, sales of the decorative fabrics segment were $72.9 million, up 29% from sales of $56.3 million for 1998. Cone Jacquard's sales improved as capacity expanded and John Wolf decorative fabrics sales improved. The decorative fabrics segment had earnings of $1.6 million for 1999 compared with a loss of $0.4 million for 1998. Results for 1999 were negatively impacted by higher than expected start-up costs related to capacity additions at the jacquard plant.

YARN-DYED PRODUCTS. The Company ceased manufacturing yarn-dyed products in May 1999. For 1999, sales of yarn-dyed products were $17.1 million, down from $33.7 million in 1998. For 1999, the yarn-dyed products segment had an operating loss of $5.6 million, as compared with a loss of $14.5 million for 1998. Most of the losses for this segment were reserved under the Company's restructuring plan.

Selling and administrative expenses for 1999 were $48.7 million, as compared with $57.4 million in 1998. In both years, selling and administrative expenses were 7.9% of sales. The lower dollar amount of selling and administrative expenses in 1999 reflects the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

In 1999, the Company had $10.4 million of EBITDA defined as income (loss) from operations before depreciation and amortization. However, excluding restructuring charges, related expenses, inventory writedowns and operating losses associated with businesses exited in 1999, the Company had $38.6 million of EBITDA. For comparison, EBITDA for 1998 was $57.5 million.

Interest expense for 1999 was $14.5 million, down from $14.9 million for 1998. Other expenses of $1.0 million recognized in 1999 were the ongoing expense of the new accounts receivable securitization program, which began on September 1, 1999.

For 1999 and 1998, the income tax benefit as a percent of the taxable loss was 35% and 40%, respectively. (See Note 11 to Notes to Consolidated Financial Statements included in Part II, Item 8.)

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $1.7 million for 1999, as compared with $5.2 million for 1998. In the 1999 period, the plant had lower capacity utilization, higher cotton costs as a percentage of sales, and additional marketing and management fees paid to the joint venture partners.

For the year 1999, the Company had a net loss of $19.1 million, or $.87 per share after preferred dividends. For comparison, in 1998, Cone had a net loss of $6.7 million, or $.37 per share. However, both years included significant pre-tax restructuring, related expenses and inventory write-downs connected with the exit from businesses, all associated with a company-wide comprehensive restructuring program. Excluding these special charges, losses from product lines exited in 1999 and the $1.0 million after-tax charge from the cumulative effect of an accounting change related to capitalized start-up costs at Parras Cone, the Company had a pro forma net loss of $.18 per share in 1999. For comparison, in 1998 after adjusting for restructurings, exit inventory charges and losses from product lines exited in 1999, the Company had a pro forma net income of $.37 per share.

FIFTY-THREE WEEKS ENDED JANUARY 3, 1999 COMPARED WITH FIFTY-TWO WEEKS ENDED DECEMBER 28, 1997

Cone Mills had sales for 1998 of $728.6 million, as compared with 1997 sales of $716.9 million. For 1998, sales of denim, commission finishing and decorative fabrics improved while sales of yarn-dyed products were lower. In the fourth quarter of 1998, denim sales slowed significantly.

Gross profit for 1998 increased to 9.2% of sales, as compared with 7.3% for the previous year. The improvement was primarily the result of lower raw material costs including cotton, dyes and chemicals. Cotton costs were lower in 1998, reflecting more favorable world cotton prices and the U.S. government cotton program.

DENIM AND KHAKI. For 1998, sales for this segment, primarily denims, were $545.0 million, up 2% from 1997 sales of $533.8 million. In the fourth quarter of 1998, and in the first two quarters of 1997, operating schedules at the Company's denim facilities were curtailed as certain customers reduced orders to control inventories. Operating profits for the segment were $52.2 million, up 43% for 1998, as compared with $36.5 million for 1997. Lower raw material costs including cotton, dyes and chemicals accounted for the increase. Prices of denim and khaki fabrics were down slightly year-over-year as pricing in the fourth quarter of 1998 weakened.

COMMISSION FINISHING. Outside sales (total segment sales less intersegment sales) of commission finishing at the Raytex and Carlisle plants were $88.9 million, up 7% in 1998, as compared with $83.4 million for 1997. Sales improvements were primarily the result of sales efforts to broaden the customer base. The segment had an operating loss of $15.1 million for 1998, as compared with an operating loss of $13.1 million in 1997. All of the 1998 losses were associated with the Carlisle plant, where operations improved modestly quarter-to-quarter during 1998. Intersegment sales of this segment were to the denim and khaki and decorative fabrics segments.

DECORATIVE FABRICS. For 1998, sales of decorative fabrics were $56.3 million, up 32% from 1997 sales of $42.5 million. The segment had an operating loss of $0.4 million in 1998 compared with an operating loss of $9.7 million in 1997. Both John Wolf and Cone Jacquards had improved operating results because of new product offerings, expanded capacity and reduced overhead expenses.

YARN-DYED PRODUCTS. In 1998, sales of yarn-dyed products were $33.7 million, down

27%, as compared with $46.4 million for 1997. Unseasonably warm weather in 1998 affected retail sales. Continued import penetration also affected the Company's sales. The Company had an operating loss for 1998 of $14.5 million in this segment, as compared with an operating loss of $5.0 million for 1997. The loss was primarily associated with operations and excess inventories at the Salisbury plant.

Total Company selling and administrative expenses for 1998 were $57.4 million, or 7.9% of sales, as compared with $55.6 million, or 7.8% of sales in 1997. The increase was primarily from international initiatives, including the start-up expenses related to the new alliance with Ashima in India, expenses and fees associated with cost savings efforts and increases in certain sales staffs to complement more aggressive sales efforts. Selling and administrative expenses for 1998 and 1997 were restated to conform to industry practices.

Interest expense for 1998 was up $0.7 million, as compared to 1997, primarily the result of additional borrowing to support increases in working capital.

For 1998 and 1997, the income tax benefit as a percent of the taxable loss was 40.0%. (See Note 11 to Notes to Consolidated Financial Statements included in
Item II, Part 8.)

Equity in earnings of Parras Cone, the joint venture plant in Mexico, was $5.2 million for 1998, as compared with $2.6 million for 1997. The 1998 results reflect a fuller operating schedule compared with the 1997 period, improved operating efficiencies and lower cotton costs.

Cone Mills had a net loss for 1998 of $6.7 million, or $.37 per share after preferred dividends, as compared with a net loss of $9.4 million, or $.47 per share for the prior year. Excluding restructuring charges, related expenses, inventory write-downs and operating losses associated with businesses exited in 1999, the Company had a pro forma net income of $.37 per share in 1998, as compared with a pro forma net loss of $.22 per share in 1997. Pre-tax charges of $19.3 million in 1998 included $15.8 million for the write-down of property and equipment at the Salisbury plant and $2.2 million for additional inventory reserves on the yarn-dyed shirting product lines. In 1997, the Company incurred pre-tax restructuring charges and inventory adjustments of $7.4 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility (under which $11 million was available on January 2, 2000) and a new $50 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999 with Cone Receivables II LLC, Redwood Receivables Corporation ("Redwood"), an affiliate of General Electric Capital Corporation, and General Electric Capital Corporation. The new Receivables Agreement will terminate in August 2004 and replaced a similar facility with Delaware Funding Corporation.

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

During 1999, the Company generated cash from operations, before changes in working capital, of $1.5 million, as compared with $22.3 million for 1998. In the 1999 period, working capital increased by $8.1 million. Uses of cash in the 1999 period included $13.2 million for capital expenditures and $5.6 million for the redemption of preferred stock.

On January 28, 2000, the Company entered into a new $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent. The Revolving Credit Facility was secured by Company assets and will mature on August 7, 2000. Interest rates were increased to market levels and new covenants were set. (See Note 9 to Notes to Consolidated Financial Statements included in
Part II, Item 8.)

At the same time the Company entered into the new Revolving Loan Agreement, its Senior Notes and 8-1/8% Debentures were ratably secured with the bank facility.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for working capital and domestic capital spending under the terms of its revolving credit facility. Liquidity is predicated on the Company meeting its operating targets in 2000 and further reductions in inventories. By August 2000, the Company must either refinance or replace the revolving credit facility. The Company is in the process of exploring its alternatives related to financing its business. These alternatives may include one or more of the following: (1) the restructuring or replacing of the revolving credit facility; (2) an increase in the accounts receivable securitization facility from $50 million to up to $60 million; and (3) funding from nontraditional sources of capital. While management believes that it will be able to obtain the appropriate financings, including those for its Mexican initiatives, there is no assurance that the Company will be able to replace its revolving credit facility or otherwise obtain financing on terms and conditions acceptable to the Company.

On January 2, 2000, the Company's long-term capital structure consisted of $198.8 million of long-term debt (including current maturities) and $157.5 million of stockholders' equity. For comparison, on January 3, 1999, the Company had $172.1 million of long-term debt and $181.9 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 56% at January 2, 2000, as compared with 49% at January 3, 1999.

Accounts and note receivable on January 2, 2000, were $47.5 million, as compared with $36.4 million at January 3, 1999. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 65 days of sales outstanding at January 2, 2000 and 56 days at January 3, 1999. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on January 2, 2000, were $110.6 million, down $9.8 million from $120.4 million of inventories at January 3, 1999. The Company continues to curtail operating schedules to control denim inventories and to liquidate inventories associated with businesses which it has exited.

For 1999, capital spending was $13.2 million compared to $32.8 million for 1998. Domestic capital spending in 2000 is expected to be approximately $12 million. At January 2, 2000, the Company had committed $1.6 million to capital projects. In addition to the 1999 domestic capital spending budget, the Company expects to spend approximately $8 million for investments in international initiatives.

OTHER MATTERS

During 1999, the Company implemented a comprehensive plan to address possible exposures to Year 2000 issues. To date, the Company has not experienced any major disruptions to its business nor is it aware of any major Year 2000 related disruptions impacting other entities with which it interacts, both domestically and globally, including suppliers, customers and financial service organizations. The Company will continue to monitor its critical financial, operational and manufacturing systems, as well as customers and suppliers, during 2000 but does not anticipate any significant Year 2000 related issues. The costs incurred to address the Company's Year 2000 issues were less than $1.0 million.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company's primary market risk exposures are cotton (commodity) price risk and interest rate risk. At January 2, 2000, Cone had no material exchange rate risk. The Company had no financial instruments, derivative financial instruments or derivative commodity instruments held for trading purposes at January 2, 2000. Fair values for cotton derivatives and long-term debt instruments were estimated with reference to market quotes at year-end.

Commodity price risk primarily relates to cotton. The Company has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to hedge committed and anticipated fabric sales, and to manage margin risks associated with price fluctuations on anticipated cotton purchases. The Company primarily uses forward contracts and, to a lesser extent, futures and options contracts.

The following table provides information about the Company's cotton inventory options contracts that are sensitive to changes in cotton prices. The table presents the number of contracts, the weighted-average strike price and the total dollar contract price by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of cotton under option at January 2, 2000 and January 3, 1999.


                                             Expected                       Expected
                                             Maturity           Fair        Maturity         Fair
                                             Date 2000         Value        Date 1999        Value
--------------------------------------------------------------------------------------------------------
COTTON OPTIONS (PUTS)
Contract Volume
   (100 bales per contract)                            396              NA          642              NA
Weighted-Average Strike Price (per lb.;
    500 lbs. per bale avg.)                 $          .55              NA   $      .61              NA
Contract Amount                             $      266,625      $  572,660   $  406,700    $   874,200


COTTON OPTIONS (CALLS)
Contract Volume
  (100 bales per contract)                           1,611              NA          778             NA
Weighted-Average Strike Price (per lb.;
      500 lbs. per bale avg.)               $          .53              NA   $      .75              NA
Contract Amount                             $    1,165,630      $  794,385   $  370,150     $   117,510

The Company's debt instruments are exposed to interest rate risk. Cone's strategy is to balance its fixed to floating interest rate mix. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Variable weighted-average interest rates for the Company's debentures are based on the applicable forward LIBOR rates.

                                                            Expected Maturity Date
                                        ----------------------------------------------------------------
                                                                                        There-                   Fair
(dollars in millions)                   2000       2001      2002     2003      2004    after      Total         Value
----------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT

FIXED RATE
   Senior Note                        $ 10.7     $ 10.7    $ 10.7   $    -    $    -    $    -    $ 32.1        $ 31.5
   Average interest rate (%)            10.9       11.0      11.0        -         -         -      11.0

VARIABLE RATE
   Revolver                           $ 69.0     $    -    $    -   $    -    $    -    $    -    $ 69.0        $ 69.0
   Average interest rate (%)            10.5          -         -        -         -         -      10.5
   Debentures (including an
    interest rate swap)               $    -     $    -    $    -   $    -    $    -    $100.0    $100.0        $ 55.0
  Average interest rate (%)              7.3        7.3       7.3      7.3       7.3       7.3       7.3

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

   Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, (iv) the Company's relationships with Levi Strauss as its major customer, (v) the Company's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, and (vii) the inability to achieve the cost savings associated with the Company's restructuring initiatives. For a further description of these risks see "Item
   1. Business -Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition - Overview" of Item 7. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

              STATEMENT OF RESPONSIBILITY FOR FINANCIAL STATEMENTS

The management of Cone Mills is responsible for the preparation and integrity of the Company's published financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and include management's best estimates and judgment. Management has also prepared the other information contained in this report and is responsible for its accuracy and consistency with the financial statements.

The Company maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements. The system includes a code of conduct to foster a strong ethical climate, established policies and procedures, internal audit processes, and the employment of qualified personnel. The Company has established formal criteria against which the internal control system is measured and as of January 2, 2000, the Company was in compliance with these criteria.

The Board of Directors, assisted by its Audit Committee which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process. The Committee meets regularly with management, internal auditors and independent certified public accountants to review the scope and findings of audits, financial reporting issues and the adequacy of the internal control system. To assure complete independence, representatives of McGladrey & Pullen, LLP, Certified Public Accountants, approved by the shareholders, have free access to the Audit Committee with or without the presence of management.


/s/ John L. Bakane                                 /s/ Gary L. Smith
John L. Bakane                                     Gary L. Smith
PRESIDENT AND                                      EXECUTIVE VICE PRESIDENT AND
CHIEF EXECUTIVE OFFICER                            CHIEF FINANCIAL OFFICER



/s/ Christopher F. Conlon
Christopher F. Conlon
CONTROLLER

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             MCGLADREY & PULLEN, LLP

                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 2, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of January 2, 2000 and January 3, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2000 in conformity with generally accepted accounting principles.

As discussed in Note 22 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for start-up costs and costs of computer software developed or obtained for internal use.



/s/ McGLADREY & PULLEN, LLP
McGladrey & Pullen, LLP


Greensboro, North Carolina
February 11, 2000

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended January 2, 2000, January 3, 1999 and December 28, 1997
(in thousands, except per share data)                                                     1999             1998            1997
-----------------------------------------------------------------------------------------------------------------------------------
Net Sales                                                                                $616,321        $ 728,626       $ 716,853
Cost of Goods Sold                                                                        568,197          661,795         664,394
                                                                                ---------------------------------------------------
Gross Profit                                                                               48,124           66,831          52,459
Selling and Administrative                                                                 48,651           57,362          55,612
Restructuring and Impairment of Assets                                                     16,017           17,124           5,176
                                                                                ---------------------------------------------------
Loss from Operations                                                                      (16,544)          (7,655)         (8,329)
                                                                                ---------------------------------------------------
Other Income (Expense)
    Interest income                                                                         1,529            2,777           2,486
    Interest expense                                                                      (14,450)         (14,890)        (14,160)
    Other expense                                                                            (993)               -               -
                                                                                ---------------------------------------------------
                                                                                          (13,914)         (12,113)        (11,674)
                                                                                ---------------------------------------------------
Loss before Income Tax Benefit, Equity in Earnings of Unconsolidated
    Affiliate and Cumulative Effect of Accounting Change                                  (30,458)         (19,768)        (20,003)
Income Tax Benefit                                                                        (10,740)          (7,907)         (8,001)
                                                                                ---------------------------------------------------
Loss before Equity in Earnings of Unconsolidated Affiliate and Cumulative
    Effect of Accounting Change                                                           (19,718)         (11,861)        (12,002)
Equity in Earnings of Unconsolidated Affiliate                                              1,684            5,210           2,637
                                                                                ---------------------------------------------------
Loss before Cumulative Effect of Accounting Change                                        (18,034)          (6,651)         (9,365)

Cumulative Effect of Accounting Change                                                     (1,038)               -               -
                                                                                ---------------------------------------------------
Net Loss                                                                                 $(19,072)        $ (6,651)       $ (9,365)
                                                                                ---------------------------------------------------
Loss Available to Common Shareholders
    Loss before Cumulative Effect of Accounting Change                                   $(21,081)        $ (9,564)      $ (12,346)
    Cumulative Effect of Accounting Change                                                 (1,038)               -               -
                                                                                ---------------------------------------------------
    Net Loss                                                                             $(22,119)        $ (9,564)      $ (12,346)
                                                                                ---------------------------------------------------
Loss Per Share - Basic and Diluted
    Loss before Cumulative Effect of Accounting Change                                    $ (0.83)         $ (0.37)        $ (0.47)
    Cumulative Effect of Accounting Change                                                  (0.04)               -               -
                                                                                ---------------------------------------------------
    Net Loss                                                                              $ (0.87)         $ (0.37)        $ (0.47)
                                                                                ---------------------------------------------------
Weighted-Average Common Shares Outstanding
    Basic                                                                                  25,462           25,929          26,140
                                                                                ---------------------------------------------------
    Diluted                                                                                25,462           25,929          26,140
                                                                                ---------------------------------------------------

See Notes to Consolidated Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

January 2, 2000 and January 3, 1999
(in thousands, except share and par value data)                                     1999                  1998
------------------------------------------------------------------------------------------------------------------
ASSETS
    Current Assets
       Cash                                                                         $ 1,267                 $ 639
       Accounts receivable, less allowances of $5,050; 1998, $1,500                  47,531                26,010
       Subordinated note receivable                                                       -                10,414
       Inventories                                                                  110,613               120,430
       Other current assets                                                           6,149                10,253
                                                                                ----------------------------------
          Total Current Assets                                                      165,560               167,746

    Investments in Unconsolidated Affiliates                                         46,815                45,489
    Other Assets                                                                     38,964                36,616
    Property, Plant and Equipment                                                   221,458               238,666
                                                                                ----------------------------------
                                                                                   $472,797             $ 488,517
                                                                                ----------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
       Notes payable                                                                    $ -               $ 1,000
       Current maturities of long-term debt                                          79,714                10,714
       Accounts payable                                                              26,849                27,255
       Sundry accounts payable and accrued liabilities                               33,866                42,071
       Deferred income taxes                                                          9,894                22,670
                                                                                ----------------------------------
          Total Current Liabilities                                                 150,323               103,710

    Long-Term Debt                                                                  119,115               161,385
    Deferred Income Taxes                                                            33,916                30,050
    Other Liabilities                                                                11,958                11,448

    Stockholders' Equity
       Class A preferred stock - $100 par value; authorized 1,500,000 shares;
          issued and outstanding 355,635 shares;
          1998, 383,948 shares                                                       35,564                38,395
       Class B preferred stock - no par value; authorized
          5,000,000 shares                                                                -                     -
       Common stock - $.10 par value; authorized 42,700,000
          shares; issued and outstanding 25,479,717 shares;
          1998, 25,432,233 shares                                                     2,548                 2,543
       Capital in excess of par                                                      57,435                57,264
       Retained earnings                                                             70,776                92,799
       Deferred compensation - restricted stock                                        (321)                 (579)
       Accumulated other comprehensive loss, currency translation adjustment         (8,517)               (8,498)
                                                                                ----------------------------------
          Total Stockholders' Equity                                                157,485               181,924
                                                                                ----------------------------------
                                                                                   $472,797             $ 488,517
                                                                                ==================================

See Notes to Consolidated Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


Years Ended January 2, 2000,
January 3, 1999 and                                      Class A Preferred Stock                     Common Stock
December 28, 1997                                   -----------------------------------    -----------------------------------
(in thousands, except share data)                       Shares             Amount              Shares               Amount
------------------------------------------------------------------------------------------------------------------------------

BALANCE, DECEMBER 29, 1996                           383,948            $ 38,395              26,301,233           $ 2,630
Comprehensive Loss
     Net loss                                              -                   -                       -                 -
     Currency translation adjustment                       -                   -                       -                 -

     Total comprehensive loss

Class A Preferred Stock
     Cash dividends paid                                   -                   -                       -                 -
Common Stock
     Purchase of common shares                             -                   -                (201,700)              (20)
     Options exercised                                     -                   -                  12,600                 1
     Issuance of restricted shares                         -                   -                  89,500                 9
     Restricted stock compensation                         -                   -                       -                 -
                                                    --------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1997                           383,948            $ 38,395              26,201,633           $ 2,620
                                                    --------------------------------------------------------------------------
Comprehensive Loss
     Net loss                                              -                   -                       -                 -
     Currency translation adjustment                       -                   -                       -                 -

     Total comprehensive loss

Class A Preferred Stock
     Cash dividends paid                                   -                   -                       -                 -
Common Stock
     Purchase of common shares                             -                   -                (768,400)              (77)
     Restricted stock compensation                         -                   -                       -                 -
     Cancellation of restricted shares                     -                   -                  (1,000)                -
                                                    --------------------------------------------------------------------------

BALANCE, JANUARY 3, 1999                             383,948            $ 38,395              25,432,233           $ 2,543
                                                    --------------------------------------------------------------------------
Comprehensive Loss
     Net loss                                              -                   -                       -                 -
     Currency translation adjustment                       -                   -                       -                 -

     Total comprehensive loss

Class A Preferred Stock
     Shares redeemed                                 (56,281)             (5,628)                      -                 -
     Cash dividends paid                                   -                   -                       -                 -
     Stock dividend                                   27,968               2,797                       -                 -
Common Stock
     Purchase of common shares                             -                   -                  (6,916)                -
     Options exercised                                     -                   -                  62,400                 6
     Issuance of restricted shares                         -                   -                  10,000                 1
     Restricted stock compensation                         -                   -                       -                 -
     Cancellation of restricted shares                     -                   -                 (18,000)               (2)
                                                    --------------------------------------------------------------------------

BALANCE, JANUARY 2, 2000                             355,635            $ 35,564              25,479,717           $ 2,548
                                                    --------------------------------------------------------------------------





Years Ended January 2, 2000,                                                           Deferred       Accumulated
January 3, 1999 and                                   Capital in                     Compensation        Other
December 28, 1997                                       Excess         Retained       Restricted     Comprehensive
(in thousands, except share data)                       of Par         Earnings         Stock            Loss            Total
-------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 29, 1996                          $ 62,995           $ 114,706           $ -         $ (8,475)     $ 210,251
Comprehensive Loss
     Net loss                                              -              (9,365)            -                -         (9,365)
     Currency translation adjustment                       -                   -             -              (29)           (29)
                                                                                                                   ------------
     Total comprehensive loss                                                                                           (9,394)
                                                                                                                   ------------
Class A Preferred Stock
     Cash dividends paid                                   -              (2,892)            -                -         (2,892)
Common Stock
     Purchase of common shares                        (1,512)                  -             -                -         (1,532)
     Options exercised                                    65                   -             -                -             66
     Issuance of restricted shares                       752                   -          (761)               -              -
     Restricted stock compensation                         -                   -            21                -             21
                                                    ---------------------------------------------------------------------------

BALANCE, DECEMBER 28, 1997                          $ 62,300           $ 102,449        $ (740)        $ (8,504)     $ 196,520
                                                    ---------------------------------------------------------------------------
Comprehensive Loss
     Net loss                                              -              (6,651)            -                -         (6,651)
     Currency translation adjustment                       -                   -             -                6              6
                                                                                                                   ------------
     Total comprehensive loss                                                                                           (6,645)
                                                                                                                   ------------
Class A Preferred Stock
     Cash dividends paid                                   -              (2,999)            -                -         (2,999)
Common Stock
     Purchase of common shares                        (5,028)                  -             -                -         (5,105)
     Restricted stock compensation                         -                   -           153                -            153
     Cancellation of restricted shares                    (8)                  -             8                -              -
                                                    ---------------------------------------------------------------------------

BALANCE, JANUARY 3, 1999                            $ 57,264            $ 92,799        $ (579)        $ (8,498)     $ 181,924
                                                    ---------------------------------------------------------------------------
Comprehensive Loss
     Net loss                                              -             (19,072)            -                -        (19,072)
     Currency translation adjustment                       -                   -             -              (19)           (19)
                                                                                                                   ------------
     Total comprehensive loss                                                                                          (19,091)
                                                                                                                   ------------
Class A Preferred Stock
     Shares redeemed                                       -                   -             -                -         (5,628)
     Cash dividends paid                                   -                (154)            -                -           (154)
     Stock dividend                                        -              (2,797)            -                -              -
Common Stock
     Purchase of common shares                           (45)                  -             -                -            (45)
     Options exercised                                   320                   -             -                -            326
     Issuance of restricted shares                        47                   -           (48)               -              -
     Restricted stock compensation                         -                   -           153                -            153
     Cancellation of restricted shares                  (151)                  -           153                -              -
                                                    ---------------------------------------------------------------------------

BALANCE, JANUARY 2, 2000                            $ 57,435            $ 70,776        $ (321)        $ (8,517)     $ 157,485
                                                    ---------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended January 2, 2000, January 3, 1999 and December 28, 1997
(in thousands)                                                                              1999           1998          1997
--------------------------------------------------------------------------------------------------------------------------------
OPERATIONS
    Net loss                                                                              $(19,072)      $ (6,651)     $ (9,365)
    Adjustments to reconcile net loss to cash provided by (used in) operations
       Depreciation                                                                         24,663         27,697        25,948
       Gain on divestitures                                                                      -              -           (34)
       Loss (gain) on sale and writedown of property, plant and equipment                    2,541         12,182        (2,114)
       Amortization                                                                          2,249          2,667         2,767
       Deferred compensation expense - restricted stock                                        153            153            21
       Equity in earnings of unconsolidated affiliate                                       (1,684)        (5,210)       (2,637)
       Cumulative effect of accounting change                                                1,038              -             -
    Change in operating assets and liabilities, excluding effect of business divestiture
          Accounts receivable                                                              (21,521)        (6,052)       28,415
          Subordinated note receivable                                                      10,414         13,428       (23,842)
          Inventories                                                                        9,817         (4,767)       11,836
          Other assets                                                                         (68)         8,573        (2,905)
          Accounts payable and accrued liabilities                                          (6,704)        (6,066)       (2,440)
          Deferred income taxes                                                             (8,910)        (9,173)       (1,840)
          Other liabilities                                                                    510            667           448
                                                                                         ---------------------------------------

       Cash provided by (used in) operations                                                (6,574)        27,448        24,258
                                                                                         ---------------------------------------

INVESTING
    Investments in unconsolidated entities                                                    (680)        (3,498)       (1,564)
    Proceeds from business divestitures                                                          -              -        19,529
    Proceeds from sale of property, plant and equipment                                      3,198          6,162         4,995
    Capital expenditures                                                                   (13,194)       (32,821)      (36,290)
                                                                                         ---------------------------------------

       Cash used in investing                                                              (10,676)       (30,157)      (13,330)
                                                                                         ---------------------------------------

FINANCING
    Net payments under line of credit agreements                                            (1,000)        (3,500)         (767)
    Increase (decrease) in checks issued in excess of deposits                              (1,907)        (7,190)        4,831
    Principal payments on long-term debt                                                   (10,714)       (10,714)      (10,796)
    Proceeds from long-term debt borrowings                                                 37,000         32,000             -
    Proceeds from issuance of common stock                                                     326              -            66
    Purchase of outstanding common stock                                                       (45)        (5,105)       (1,532)
    Dividends paid - Class A Preferred                                                        (154)        (2,999)       (2,892)
    Redemption of Class A Preferred stock                                                   (5,628)             -             -
                                                                                         ---------------------------------------

       Cash provided by (used in) financing                                                 17,878          2,492       (11,090)
                                                                                         ---------------------------------------

       Net change in cash                                                                      628           (217)         (162)

CASH AT BEGINNING OF YEAR                                                                      639            856         1,018
                                                                                         ---------------------------------------

CASH AT END OF YEAR                                                                        $ 1,267          $ 639         $ 856
                                                                                         ---------------------------------------


See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Cone Mills Corporation and all majority owned subsidiaries (collectively, the "Company") except for Cone Receivables, LLC, which was a special-purpose entity that was dissolved in the third quarter of 1999. All significant intercompany transactions and balances have been eliminated in consolidation.

FISCAL YEAR. The Company's fiscal year ends on the Sunday nearest December 31. Fiscal years 1999 and 1997 each contained 52 weeks. Fiscal year 1998 contained 53 weeks.

INVENTORIES. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories.

INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Investments in unconsolidated affiliated companies are accounted for by both the equity and cost methods, depending upon ownership levels. The Company's equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis.

OTHER ASSETS. Other assets consist primarily of the excess of cost over net assets acquired and trade names, which are carried at cost less accumulated amortization. Costs are amortized using the straight-line method over the estimated useful lives of the related assets, not exceeding twenty years.

PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method for financial reporting purposes over the following estimated useful lives:

Buildings                                   15-39 Years
Machinery and Equipment                     10-20 Years
Other                                        3-20 Years

IMPAIRMENT OF ASSETS. Impairments of long-lived assets used in operations or to be disposed of are recorded as losses by the Company when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. See Note 21, "Restructuring, Impairment of Assets and Divestiture," of the Notes to the Consolidated Financial Statements.

DEFERRED INCOME TAXES. Deferred income taxes are provided on the difference between the financial reporting and the income tax basis of assets and liabilities, principally inventories, and property, plant and equipment. Balance sheet classification of these deferred income taxes is based upon the classification of the related assets or liabilities that created the temporary differences and does not necessarily reflect the expected timing of the reversals.

United States income taxes are not provided on the earnings of foreign affiliates as those are intended to be permanently reinvested in the country from which they were derived. Undistributed earnings of such foreign affiliates were approximately $5 million at January 2, 2000.

CAPITAL STOCK REDEEMED. Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Preferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par applicable to common shares and to retained earnings thereafter.

REVENUE RECOGNITION. Revenue from product sales is recognized at the time ownership of the goods transfers to the customer.

RECLASSIFICATION OF SELLING AND ADMINISTRATIVE. In the first quarter of 1999, the Company changed the criteria for items to be included in selling and administrative expenses to conform to prevailing industry practices. The Company's consolidated statements of operations have been restated to reflect the new classification criteria. This resulted in the reclassification of $26.3 million and $22.7 million of selling and administrative expenses to cost of goods sold for 1998 and 1997, respectively.

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2.  SECURITIZATION OF ACCOUNTS RECEIVABLE

Funds generated by the sale of receivables in the U.S. are provided through Cone Receivables II LLC ("CRIILLC"). CRIILLC's sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone Mills Corporation. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement (the "Accounts Receivable Facility") with Redwood Receivables Corporation ("Redwood"), whose purchases yield proceeds of up to $50 million at any point in time. Redwood issues commercial paper backed by, among other things, Redwood's ownership interest in the receivables. CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC's assets prior to any value in CRIILLC becoming available to the Company. The Accounts Receivable Facility expires in August 2004.

Under the securitization agreements, the sale price to CRIILLC for the receivables is subject to a purchase discount equal to a percentage over Redwood's commercial paper interest rate, which percentage may vary based upon the Company's operating performance. At present, the percentage over the commercial paper rate is 1.00%. As of January 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $49.0 million. Expenses incurred in connection with the sale of accounts receivable for the year ended January 2, 2000, were $993,000 and were recorded as other expense.

In 1998, securitization of accounts receivable was handled through Cone Receivables, LLC ("CRLLC"), a wholly owned subsidiary of Cone Mills Corporation. CRLLC was a qualifying special-purpose entity that was not a consolidated subsidiary. The Company had sold CRLLC accounts receivable of $63 million at fiscal year end 1998. The Company's subordinated note receivable from CRLLC was

$10 million at fiscal year end 1998.

NOTE 3.  INVENTORIES

(in thousands)                        1999                     1998
                                   ---------                 ------
Greige and finished goods          $  78,973                 $  87,087
Work in process                        4,821                     9,810
Raw materials                         15,523                    11,508
Supplies and other                    11,296                    12,025
                                     -------                   -------
                                   $ 110,613                 $ 120,430
                                     -------                   -------

Inventories valued at LIFO as of January 2, 2000 and January 3, 1999 represented 97% of total inventories. If current replacement cost had been used for valuing financial statement inventories, that portion of the inventories based on the LIFO method would have been approximately $18 million higher at January 2, 2000 and $22 million higher at January 3, 1999. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $72 million at January 2, 2000 and $79 million at January 3, 1999. During 1999, 1998 and 1997, certain inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at the lower costs prevailing in prior years. The effect of these liquidations decreased net losses by $0.5 million in 1999 and by less than $0.1 million in 1998 and 1997.

NOTE 4.  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company has a 15% ownership interest in Compania Industrial de Parras S.A., ("CIPSA"), a denim manufacturer in Mexico. The Company and CIPSA formed a company, Parras Cone de Mexico, S.A., ("Parras Cone"), to build and operate a denim manufacturing facility in Parras, Mexico. Parras Cone is capitalized with approximately $70 million of equity, each shareholder with a 50% interest, and approximately $40 million of Mexican bank financing. The debt is not guaranteed by Cone Mills Corporation or CIPSA.

The Company's equity in earnings of Parras Cone was $0.7 million (which includes the cumulative effect of an accounting change expense of $1.0 million), $5.2 million and $2.6 million for 1999, 1998 and 1997, respectively. The summarized unaudited financial information of Parras Cone is set forth below:


(in thousands)                                          1999              1998             1997
                                                       ------            ------           -----
Current assets                                        $ 26,180         $ 24,508         $ 18,332
Noncurrent assets                                       87,186           96,272          103,611
Current liabilities                                     18,901           15,383           13,218
Noncurrent liabilities                                  25,961           38,697           51,531
Net sales                                               74,964           85,225           84,849
Gross profit                                            11,933           22,163           15,827
Net income                                               1,312           10,069             5,396
Earnings before interest, taxes,
  depreciation and amortization
  (EBITDA)                                              14,584            27,075           20,434


NOTE 5.    OTHER ASSETS

(in thousands)                                                            1999             1998
                                                                         ------           -----
Excess of cost over net assets acquired                               $  19,693        $  19,693
Trade names                                                              14,325           14,332
Other intangible assets                                                   3,892            5,075
                                                                         ------           ------
                                                                         37,910           39,100
Less accumulated amortization                                            10,188            9,413
                                                                         ------           ------
                                                                         27,722           29,687
Other assets                                                             11,242            6,929
                                                                         ------           ------
                                                                      $  38,964        $  36,616
                                                                         ------           ------

NOTE 6.     PROPERTY, PLANT AND EQUIPMENT

(in thousands)                                                            1999             1998
                                                                         ------           -----
Land                                                                   $  10,921        $  11,395
Buildings                                                                 88,436           88,394
Machinery and equipment                                                  329,403          335,797
Other                                                                     39,065           34,240
                                                                         -------          -------
                                                                         467,825          469,826
Less accumulated depreciation                                            246,367          231,160
                                                                         -------          -------
                                                                       $ 221,458        $ 238,666
                                                                         -------          -------

NOTE 7.  NOTES PAYABLE

The Company had outstanding unsecured short-term notes payable of $1.0 million at a weighted-average interest rate of 6.25% at fiscal year end 1998.

NOTE 8.  SUNDRY ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

(in thousands)                                                            1999             1998
                                                                         ------           -----
Accrued salaries, wages and commissions                                $   6,469        $  13,261
Checks issued in excess of deposits                                        8,902           10,809
Other                                                                     18,495           18,001
                                                                          ------           ------
                                                                       $  33,866        $  42,071
                                                                          ------           ------

NOTE 9.     LONG-TERM DEBT

(in thousands)                            1999             1998
                                        -------          ------
Senior Note                           $  32,144        $  42,858
Revolving Credit Agreement               69,000           32,000
8-1/8% Debentures                        97,685           97,241
                                        -------          -------
                                        198,829          172,099
Less current maturities                  79,714           10,714
                                        -------          -------
                                      $ 119,115        $ 161,385
                                        -------          -------

The Senior Note is a ten-year $75 million Promissory Note, dated August 13, 1992 with an interest rate of 8.75% for 1999 which increased from 8% in February 1998. The interest rate on the Senior Note was increased to 11% on January 28, 2000. Annual principal payments of $10.7 million began August 1996 with the remaining principal amount due August 2002. In August of 1997, the Company signed a three-year $80 million Revolving Credit Agreement (the "Prior Credit Agreement"). Borrowings under the Prior Credit Agreement were based upon current quoted rates, as determined by either the prime rate, CD rate, or LIBOR, at the Company's option or through a competitive bid. The weighted-average interest rate on the borrowings under the Prior Credit Agreement was 8.8% at January 2, 2000. The Prior Credit Agreement and the Senior Note Agreement contain certain covenants regarding the operations and financial condition of the Company. The Company did not comply with certain financial covenant requirements for which the Company received waivers through January 28, 2000. These financial covenants were replaced on January 28, 2000, in connection with the replacement of the Prior Credit Agreement described below.

On March 15, 1995, the Company completed the sale of $100 million 8-1/8% Debentures through an underwritten public offering. The Debentures are due March 15, 2005, and are not redeemable prior to maturity. Interest is payable semiannually each March 15 and September 15. In 1995, the Company entered into an interest rate hedge contract to fix the interest rate on the Debentures. The contract was terminated at a cost of $4.3 million. Amortization of the loss on the interest rate hedge and original issue discount, both over a ten-year life, resulted in an 8.57% effective rate for the issue.

In July 1998, the Company entered into an interest rate swap agreement with a notional amount of $100 million and a term of seven years with a major financial institution. This agreement effectively converts the Debentures to a variable interest rate. The interest rate under the swap agreement is reset every six months and the effective rate at January 2, 2000 was 7.29%. The interest rate swap agreement also provides an effective interest rate cap of 8.57% for the first three years and then to 10.07% for the balance of its term.

On January 28, 2000, the Company entered into a new Revolving Credit Agreement ("New Credit Agreement") with a group of major financial institutions which replaced the Prior Credit Agreement. Borrowings are collateralized by substantially all of the assets of the Company. In connection with the New Credit Agreement, the Company also granted equal and ratable liens on the same assets to secure the Senior Note, the 8-1/8% Debentures, the interest rate swap agreement described above and the Company's synthetic lease of its headquarters. The New Credit Agreement provides for a maximum line of credit of $80 million, including a letter of credit facility of up to $10 million for the issuance of standby and commercial letters of credit. The maximum amount that can be borrowed is based on the borrowing base as specified in the New Credit Agreement. The New Credit Agreement also provides for an overadvance basket of up to $5 million over the borrowing base amount. The New Credit Agreement has a maturity date of August 7, 2000. Direct borrowings under the New Credit Agreement may be made in the form of Base Rate or Eurodollar Rate Loans, at the option of the Company. Base Rate Loans bear interest at the rate per annum equal to the sum of (a) the higher of (i) the Federal Funds Rate (as defined) for such day plus one-half of one percent (0.5%) and (ii) the Prime Rate (as defined) for such day plus (b) 1.75%. Eurodollar rate loans bear interest at the Eurodollar rate plus 4.25%. The New Credit Agreement contains certain financial covenants, including but not limited to minimum levels of consolidated net worth, maintenance of certain ratios including consolidated leverage and consolidated interest coverage ratios, minimum required Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and limitations on capital expenditures.

Annual maturities of long-term debt, consisting of amortization of the Senior Note and the expiration of the Revolving Credit Agreement, for each of the next five fiscal years are: (in thousands)

                  2000              $ 79,714
                  2001                10,714
                  2002                10,716
                  2003                     -
                  2004                     -

NOTE 10. PENSIONS AND OTHER BENEFIT PROGRAMS

The Company offers several qualified pension and other postretirement benefit plans to its employees. The benefit plans offered by the Company include Defined Contribution Retirement Plans, Defined Benefit Plans and Other Retiree Benefits as outlined below:

DEFINED CONTRIBUTION RETIREMENT PLANS

The Company presently has three defined contribution plans as outlined below:

1.       The 1983 Employee Stock Ownership Plan ("ESOP")
2. The 401(k) Program Plan (formerly known as The Supplemental Retirement Plan ("SRP"))
3. The 401(k) Program Plan-Hourly (formerly known as the Supplemental Retirement Plan-Hourly ("SRP-H"))

The Company discontinued contributions to the ESOP after 1992. The ESOP is subject to a floor-offset arrangement in conjunction with the Company's defined benefit plans with respect to pension benefits earned for service after 1983. Under the floor-offset arrangement, retirement benefits earned after 1983 under the Company's three defined benefit plans are offset by the actuarial equivalent pension value of a portion of participants' ESOP accounts.

Participants of the 401(k) plans may contribute from 2% to 15% of their annual compensation. The Company makes matching contributions of 40%. The Company does not match employee contributions in excess of 6% of the employee's annual compensation.

Expenses for the defined contribution plans were $1.6 million each year for both 1999 and 1998 and $1.5 million for 1997.

DEFINED BENEFIT PLANS

The Company maintains noncontributory defined benefit pension plans covering substantially all employees. The Company's funding policy is to make annual contributions of amounts that are deductible for income tax purposes. Assets of the pension plans at the end of 1999 were 48% invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds, while the remaining 52% were invested in an equity fund.

OTHER RETIREE BENEFITS

The Company provides postretirement health care benefits to certain retired employees between the ages of 55 and 65 who have completed ten years of service. The plan is contributory, with the retiree contributions and plan design adjusted periodically to reflect changes in health care costs.

The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and weighted-average rate assumptions related to the Defined Benefit Plans and Other Retiree Benefits:

                                                           DEFINED                          OTHER
                                                        BENEFIT PLANS                 RETIREE BENEFITS
                                                   -----------------------------------------------------------
(in thousands)                                       1999            1998           1999            1998
---------------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
     Benefit obligation at beginning of year           $ 69,518       $ 62,139         $ 3,246         $ 3,309
     Service cost                                         3,420          3,629             123             123
     Interest cost                                        4,866          4,371             227             211
     Curtailment                                           (473)             -               -               -
     Participants' contributions                              -              -             335             331
     Actuarial loss (gain)                               (6,867)         1,403            (170)           (288)
     Benefit payments                                    (3,267)        (2,024)           (558)           (440)

                                                   ------------------------------------------------------------
         Benefit obligation at end of year             $ 67,197       $ 69,518         $ 3,203         $ 3,246
                                                   ============================================================

CHANGE IN PLAN ASSETS
     Fair value of plan assets at beginning of year    $ 53,743       $ 43,391             $ -             $ -
     Actual return on plan assets                         3,884          5,684               -               -
     Employer contributions                               7,343          6,692             223             109
     Participant's contributions                              -              -             335             331
     Benefit payments                                    (3,267)        (2,024)           (558)           (440)
                                                   ------------------------------------------------------------
         Fair value of plan assets at end of year      $ 61,703       $ 53,743             $ -             $ -
                                                   ============================================================

FUNDED STATUS
     Funded status at end of year                      $ (5,494)     $ (15,775)       $ (3,203)       $ (3,246)
     Unrecognized net actuarial loss (gain)              14,441         23,462            (515)           (344)
     Unrecognized prior service income                      (13)          (207)              -               -
     Unrecognized transition amount                         295            484           1,485           1,599
                                                   ------------------------------------------------------------
         Net amount recognized                          $ 9,229        $ 7,964        $ (2,233)       $ (1,991)
                                                   ------------------------------------------------------------

     Prepaid benefit cost                              $ 13,330       $ 11,544             $ -             $ -
     Accrued liability                                   (5,359)        (5,430)         (2,233)         (1,991)
     Intangible asset                                     1,258          1,850               -               -
                                                   ------------------------------------------------------------
         Net amount recognized                          $ 9,229        $ 7,964        $ (2,233)       $ (1,991)
                                                   ------------------------------------------------------------
WEIGHTED-AVERAGE ASSUMPTIONS
     Discount rate                                         8.0%           7.0%            7.0%            7.0%
     Expected rate of return on plan assets                8.0%           8.0%              NA              NA
     Rate of compensation increase                         4.8%           4.8%              NA              NA

The aggregate projected benefit obligations and fair value of assets for defined benefit plans with projected benefit obligations in excess of assets for the respective years were as follows:

(in thousands)                                                        1999            1998
---------------------------------------------------------------------------------------------
Projected benefit obligations                                       $ 57,620        $ 60,756
Plan assets                                                           50,749          44,009

The Company's nonqualified pension plan was the only pension plan with an accumulated obligation in excess of the fair value of plan assets. There are no plan assets due to the nature of the plan. Accumulated benefit obligations for this plan were $5.4 million for both 1999 and 1998.

The following table provides the components of net periodic benefit cost for fiscal years 1999, 1998 and 1997:

                                              DEFINED BENEFIT PLANS                         OTHER RETIREE BENEFITS
                                        --------------------------------------------------------------------------------------
(in thousands)                             1999           1998           1997            1999           1998            1997
-------------------------------------------------------------------------------------------------------------------------------
Service cost                             $ 3,420        $ 3,629         $ 3,273          $ 123           $ 123           $ 137
Interest cost                              4,866          4,371           3,688            227             211             216
Expected return on plan assets            (4,199)        (3,458)         (2,686)             -               -               -
Curtailment                                  572              -               -              -               -               -
Amortization of prior service income         (29)           (47)            (47)             -               -               -
Amortization of transition amount            136            146             146            114             114             114
Recognized net actuarial loss              1,313          1,708           1,393              -               -               -
                                         --------------------------------------------------------------------------------------

     Net periodic benefit cost           $ 6,079        $ 6,349         $ 5,767          $ 464           $ 448           $ 467
                                         ======================================================================================

The Company recorded a $572,000 curtailment loss in 1999 as a result of the reduction in employees and closing of plants in the 1999 Restructuring Program (see Note 21 to the Consolidated Financial Statements).

For measurement purposes, a 7.0% annual rate of increase in per capita health care cost of covered benefits was assumed for 2000, with such rate of increase gradually declining to 5.5% in 2003. A one-percentage point change in assumed health care cost trend rates would have the following effects on 1999:

(in thousands)                                             1% Increase     1% Decrease
---------------------------------------------------------------------------------------
Effect on total of service and interest cost components      $ 42            $ 51
Effect on post-retirement benefit obligation                  311             273
---------------------------------------------------------------------------------------

NOTE 11.  INCOME TAX BENEFIT

The following tables present the components of the income tax provision (benefit), a reconciliation of the U.S. statutory income tax benefit to the actual income tax benefit, and the components and items comprising net deferred tax liability.

COMPONENTS OF INCOME TAX PROVISION (BENEFIT)

                                                    1999                                              1998
                                 ---------------------------------------------------------------------------------------------
(in thousands)                     CURRENT         DEFERRED          TOTAL           Current        Deferred          Total
------------------------------------------------------------------------------------------------------------------------------
Federal                          $ (2,036)       $ (8,229)       $ (10,265)        $ 1,081        $ (9,009)       $ (7,928)
State, local and foreign              206            (681)            (475)            185            (164)             21
                                 ---------------------------------------------------------------------------------------------

                                 $ (1,830)       $ (8,910)       $ (10,740)        $ 1,266        $ (9,173)       $ (7,907)
                                 ---------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------


                                                         1997
                                 ---------------------------------------------
(in thousands)                          Current        Deferred          Total
------------------------------   --------------------------------------------
Federal                              $ (6,351)       $ (1,596)       $ (7,947)
State, local and foreign                  190            (244)            (54)
                                 ---------------------------------------------

                                     $ (6,161)       $ (1,840)       $ (8,001)
                                 ---------------------------------------------
------------------------------------------------------------------------------



----------------------------------------------------------------------------------------------------------
RECONCILIATION OF INCOME TAX BENEFIT
(in thousands)                                                     1999            1998            1997
----------------------------------------------------------------------------------------------------------
Statutory U.S. tax                                              $ (10,434)       $ (5,096)       $ (6,078)
State income tax benefit, net of federal tax                         (559)            (92)            (50)
Tax benefit from foreign sales corporation                              -          (1,450)         (1,239)
Foreign affiliates earnings with no U.S. tax effect                  (164)         (1,488)           (614)
Other                                                                 417             219             (20)
                                                                ------------------------------------------
                                                                $ (10,740)       $ (7,907)       $ (8,001)
                                                                ------------------------------------------
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
COMPONENTS OF NET DEFERRED INCOME TAX LIABILITY
(in thousands)                                                     1999            1998            1997
----------------------------------------------------------------------------------------------------------
Deferred income tax liabilities                                  $ 81,446        $ 81,239        $ 78,039
Deferred income tax assets                                        (37,636)        (28,519)        (16,146)
                                                                 -----------------------------------------
                                                                 $ 43,810        $ 52,720        $ 61,893
                                                                 -----------------------------------------
----------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------
ITEMS COMPRISING NET DEFERRED INCOME TAX LIABILITY
(in thousands)                                                      1999            1998            1997
----------------------------------------------------------------------------------------------------------
Property, plant & equipment - principally depreciation           $ 42,461        $ 39,029        $ 39,778
Alternative minimum tax credit                                     (7,745)         (7,707)         (2,710)
Inventories                                                        24,505          27,921          29,018
Net operating loss carryforward                                   (10,728)         (2,023)              -
Other - net                                                        (4,683)         (4,500)         (4,193)
                                                                 -----------------------------------------
                                                                 $ 43,810        $ 52,720        $ 61,893
                                                                 -----------------------------------------
----------------------------------------------------------------------------------------------------------

As of January 2, 2000, the Company has available for income tax purposes approximately $30.7 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire in fiscal years 2018 and 2019. The Company also has alternative minimum tax credit carryforwards of $7.7 million which are available to reduce future regular income taxes over an indefinite period.

NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

(in thousands)                              1999        1998             1997
                                            ----        ----             ----
Cash Payments For:
   Interest                             $ 13,815      $ 15,067      $ 14,579
                                          ------        ------        ------

   Income tax refunds                    $   (844)    $ (6,872)     $ (3,188)
                                           ------       ------        ------

Receivable Recorded From Divestiture     $      -     $      -      $    270
                                           ------       ------        ------

Details of Divestiture:
   Inventories                                                      $ 12,034
   Property, plant and equipment                                       6,262
   Other                                                               1,199
   Gain                                                                   34
                                                                      ------
                                                                    $ 19,529
                                                                    ========
NOTE 13. CAPITAL STOCK

All Class A Preferred Stock is held by the Company's 1983 Employee Stock Ownership Plan ("ESOP") except shares held by a former participant who elected to receive shares in a distribution of account balances. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock of $100 per share plus accrued and unpaid dividends.

Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established as of April 1 for the succeeding dividend period and is determined by an independent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot exceed 13% per annum or be less than 7% per annum. Dividends on Class A Preferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates declared for Class A Preferred Stock were 8.0%, 7.50% and 7.85%, respectively for the dividend periods ending March 31, 2000, 1999 and 1998.

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

Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of the Company by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The redemption price shall be paid in cash or by delivery of shares of the Company's Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at the Company's option; provided, however, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock for redemption purposes was determined to be $100.00 per share at January 2, 2000.

Purchases of Class A Preferred Stock by the ESOP may be necessary to provide all or part of the pension due under the Company's defined benefit plans pursuant to the floor-offset arrangement in connection with the ESOP and to make distributions due to retired or terminated employees. The ESOP is obligated to purchase shares of Class A Preferred Stock from participants and former participants of these plans in accordance with the terms and conditions of the plans, the trust agreements and liquidity agreements thereunder. To the extent the ESOP has insufficient liquidity to make these purchases, it may require the Company to repurchase shares of Class A Preferred Stock. It is within the control of the Company to satisfy the liquidity needs of the ESOP through cash contributions, cash dividends or optional repurchases of the Class A Preferred Stock.

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

Holders of Common Stock are entitled ratably, share for share, to dividends, when, as and if declared by the Board of Directors, out of funds legally available. Common Stock is junior to Class A Preferred Stock with respect to dividend preference and may be junior to Class B Preferred Stock depending upon the relative preferences, limitations and relative rights the Board of Directors may determine upon issuance of such Class B Preferred Stock.

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

NOTE 14. STOCK PLANS

The Company's 1984 Stock Option Plan provided for the granting of options to purchase 5,000,000 shares of Common Stock. Options granted pursuant to the plan were nonqualified stock options with a term of ten years, and included income tax reimbursement in accordance with the terms of the plan. All options granted under this plan which are outstanding are exercisable as of January 2, 2000. No additional grants may be made under the 1984 Plan.

The Company has in effect the 1992 Amended and Restated Stock Plan that permits the granting of options to purchase up to 2,000,000 shares of Common Stock. Options granted may be incentive stock options or nonqualified stock options. Option grants under this plan have a term of ten years and an exercise price equal to the market price of the Company's common stock on the date of grant. The 1992 Amended and Restated Stock Plan also permits the granting of an aggregate of 200,000 shares of common stock as restricted stock or performance shares in lieu of options.

Incentive stock options were granted in 1993, and nonqualified stock options with a tax reimbursement feature were granted in 1996 and 1994. In 1999, 1998 and 1997, both incentive stock options and nonqualified stock options (without the tax reimbursement feature) were granted. In 1999, the Company issued restricted shares with vesting based on performance criteria. In 1997, the Company issued restricted shares with a vesting period of one to five years.

Unless otherwise stipulated, the options are exercisable on a cumulative basis, at a rate of 20% in each twelve month period, beginning six months after the date of grant; however, the 1996 and 1994 options provide that no more than 50% of the shares granted can be exercised in any one calendar year.

The Company has in effect the 1994 Stock Option Plan for non-employee directors which allows the grant of options to purchase an aggregate of 100,000 shares of Common Stock. A grant of an option to purchase 1,000 shares is issued on the fifth business day after each annual meeting to each of the non-employee directors. The option price is the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Options granted under the Plan are nonqualified stock option grants with a term of seven years.

On November 7, 1999, the Company awarded 354,000 phantom stock units under an incentive program to certain of its senior managers. Each unit awarded provides that the holder will be given at either cancellation or vesting date the difference between the market value of the Company's common stock on that date and the base price which was the market value of the Company's common stock at the date of the award ($4.75 per unit). Such compensation will be provided either in the form of a lump sum payment, deferred compensation, new shares of common stock of the Company, restricted common stock of the Company or any other form of remuneration as determined by the Company in its sole discretion. Such units vest at a rate of 20% in each twelve-month period, beginning six months after the date of the awards. The Company may cancel any awards at its sole discretion. The Company did not recognize any compensation expense during 1999 for these phantom stock units.

The Company applies Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for these plans which requires compensation expense for the Company's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, the Company has not recognized compensation expense for any of its options granted.

SFAS 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures for option grants when accounting for stock-based compensation plans in accordance with APB 25. The pro forma effects are determined as if compensation costs were recognized using a fair value based accounting method. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 6.00% for 1999, 5.00% for 1998 and 5.75% for 1997; expected lives of eight years for 1992 Plan options and six years for 1994 Plan options; expected volatility of 41% for 1999, 38% for 1998 and 34% for 1997; and a zero percent dividend yield.

The pro forma effects on net loss and loss per share of options granted after December 31, 1994 are as follows:

(in thousands, except per share data)      1999           1998           1997
                                          ------         ------         -----

Reported net loss                        $(19,072)       $(6,651)       $(9,365)
Pro forma net loss                        (19,644)        (7,073)        (9,692)

Reported loss per share -
  basic and diluted                      $ (  .87)       $(  .37)       $(  .47)
Pro forma loss per share -
  basic and diluted                        (  .89)        (  .39)        (  .48)

SFAS 123 requires pro forma disclosures only for options granted after December 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

A reconciliation of the Company's stock option activity and related information follows:

                                          1999                        1998                     1997
                              -------------------------------------------------------------------------
                                 NUMBER       WEIGHTED-    Number     Weighted-    Number     Weighted-
                                   OF         AVERAGE        of       Average        of       Average
                                OPTIONS       EXERCISE     Options    Exercise     Options    Exercise
                              (THOUSANDS)      PRICE     (thousands)   Price     (thousands)   Price
                              -----------     ---------  -----------  ---------  -----------  ---------
Outstanding -
  beginning of
  year                          1,740        $  9.54       1,422      $ 10.82       1,314      $ 11.41
Granted                           469           4.79         347         4.54         241         8.48
Exercised                         (62)          5.24          --           --         (12)        5.25
Forfeited                        (256)         10.43         (29)       12.18        (121)       13.16
                               ------                     ------                   ------
Outstanding -
   end of year                  1,891        $  8.39       1,740      $  9.54       1,422      $ 10.82
                               ------        -------      ------      -------      ------      -------
Exercisable at
   end of year                  1,066        $ 10.70         944      $ 11.77         752      $ 12.47
                               ------        -------      ------      -------      ------      -------
Weighted-average
   fair value of
   options granted
   during year                 $ 2.71                     $ 2.34                   $ 4.41
                               ------                     ------                   ------

The following table summarizes information about stock options outstanding at January 2, 2000:

                                     Options Outstanding                          Options Exercisable
                     --------------------------------------------------       ---------------------------
                                            Wtd. Avg.
Range of                   Number           Remaining         Wtd. Avg.         Number          Wtd. Avg.
Exercise                  Outstanding        Contract         Exercise        Exercisable        Exercise
 Prices                   (thousands)         Life              Price         (thousands)         Price
--------                  -----------       ---------         ---------       -----------       ---------
$  4-9                      1,325              8.39            $ 6.07              500            $ 7.19
   9-13                       281              4.78             11.95              281             11.95
  13-16                       285              3.10             15.63              285             15.63
                            -----                                                -----
                            1,891              7.06              8.39            1,066             10.70
                            -----                                                -----

NOTE 15. LEASES

The Company has various leases accounted for as operating leases. Rent expense was $3.6 million for both 1999 and 1998 and $4.0 million for 1997. Future minimum rental payments required under lease agreements for the next five years are $3.3 million for 2000, $2.8 million for 2001, $2.2 million for 2002, $2.0 million for 2003 and $1.1 million for 2004. Aggregate future minimum rental payments total $12.5 million.

NOTE 16. CONTINGENCIES

The Company and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the financial condition of the Company.

NOTE 17. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share ("EPS"):

(in thousands, except per share data)       1999        1998        1997
                                          --------    --------    --------

Loss before cumulative
  effect of accounting change             $(18,034)   $ (6,651)   $ (9,365)
Preferred stock dividends                   (3,047)     (2,913)     (2,981)
                                          --------    --------    --------

Loss before cumulative effect
  of accounting change available
  to common shareholders                   (21,081)     (9,564)    (12,346)
Cumulative effect of accounting
  change                                    (1,038)       --          --
                                          --------    --------    --------

Basic EPS - loss available to
  common shareholders                      (22,119)     (9,564)    (12,346)
Effect of dilutive securities                 --          --          --
                                          --------    --------    --------

Diluted EPS - loss available
  to common shareholders
  after assumed conversions               $(22,119)   $ (9,564)   $(12,346)
                                          --------    --------    --------

Determination of shares:
Basic EPS - weighted-average shares         25,462      25,929      26,140
Effect of dilutive securities                 --          --          --
                                          --------    --------    --------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions          25,462      25,929      26,140
                                          --------    --------    --------

Loss per share-basic and diluted:
Loss before cumulative effect
  of accounting change                    $ ( 0.83)   $  (0.37)   $  (0.47)
Cumulative effect of accounting
  change                                     (0.04)       --          --
                                          --------    --------    --------

Loss per share-basic and diluted          $ ( 0.87)   $ ( 0.37)   $ ( 0.47)
                                          --------    --------    --------

Common stock options were outstanding during 1999, 1998 and 1997 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.



NOTE 18. SEGMENT INFORMATION AND MAJOR CUSTOMERS

The Company had four principal business segments which were based upon organizational structure: 1) denim and khaki; 2) commission finishing; 3) decorative fabrics; and 4) yarn-dyed products.

The denim and khaki segment includes denim and khaki fabrics in various styles, finishes and weights and chamois shirtings. In 1999, the Company began the exit of the chamois shirting product line. The commission finishing segment consists of outside commission dyeing and printing for the home decorative markets and khaki dyeing. The decorative fabrics segment includes the design and distribution of decorative fabrics for the home furnishings industry. The Company exited the yarn-dyed flannel shirtings product line in 1999. Other includes synthetic fabrics which was sold in January 1997; real estate operations, which was sold in May 1997; and miscellaneous ancillary operations.

The percentages of net sales to foreign customers were 25.5%, 25.4% and 25.1% in 1999, 1998, and 1997, respectively. The Company has one denim and khaki customer that accounted for more than 10% of net sales. Sales to this customer, as a percentage of net sales, were 31.4%, 32.2% and 36.6% in 1999, 1998 and 1997, respectively. This customer had an outstanding accounts receivable balance with the Company of approximately $24.0 million at January 2, 2000. The Company has not incurred any losses related to this customer's accounts receivable.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliate is included in the denim and khaki segment. Restructuring and impairment of asset expenses, unallocated expenses, interest, income tax benefits and cumulative effect of accounting change are not included in segment operating income (loss). Segment identifiable assets include investments in unconsolidated affiliates, pension assets, and income taxes. Denim and khaki and yarn-dyed product segments include investments in unconsolidated affiliates. Pension assets are included in each segment. Assets in the "Other" segment include cash, income taxes, administrative facilities, deferred charges and miscellaneous receivables. Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable. Geographic sales dollars are determined generally based on the ultimate destination of the fabric.

SEGMENT INFORMATION

Sales, income (loss) from operations, identifiable assets, depreciation and amortization, capital expenditures and geographic sales information for the Company's operating segments are as follows:

(in thousands)                                                1999         1998         1997
-----------------------------------------------------------------------------------------------

NET SALES
     Denim and Khaki                                       $ 448,480    $ 545,013    $ 533,792
     Commission Finishing                                     94,707      107,095       94,811
     Decorative Fabrics                                       72,944       56,347       42,544
     Yarn-Dyed Products                                       17,149       33,733       46,375
     Other                                                     1,453        4,668       10,755
                                                           ------------------------------------
                                                             634,733      746,856      728,277
     Less Intersegment Sales                                  18,412       18,230       11,424
                                                           ------------------------------------
                                                           $ 616,321    $ 728,626    $ 716,853
                                                           ====================================
INCOME (LOSS) FROM OPERATIONS
     Denim and Khaki                                       $  17,608    $  52,176    $  36,491
     Commission Finishing                                     (6,874)     (15,129)     (13,077)
     Decorative Fabrics                                        1,591         (408)      (9,682)
     Yarn-Dyed Products                                       (5,625)     (14,498)      (5,048)
     Other                                                      (628)      (1,650)      (3,324)
     Unallocated Expenses                                     (4,915)      (5,812)      (5,876)
                                                           ------------------------------------
                                                               1,157       14,679         (516)
     Restructuring and Impairment of Assets                  (16,017)     (17,124)      (5,176)
                                                           ------------------------------------
                                                             (14,860)      (2,445)      (5,692)
     Less Equity in Earnings of Unconsolidated Affiliate       1,684        5,210        2,637
                                                           ------------------------------------
                                                             (16,544)      (7,655)      (8,329)
OTHER EXPENSE - NET                                           13,914       12,113       11,674
                                                           ------------------------------------
LOSS BEFORE INCOME TAX BENEFIT, EQUITY IN EARNINGS OF
     UNCONSOLIDATED AFFILIATE AND CUMULATIVE EFFECT OF
     ACCOUNTING CHANGE                                     $ (30,458)   $ (19,768)   $ (20,003)
                                                           ====================================
IDENTIFIABLE ASSETS
     Denim and Khaki                                       $ 295,007    $ 302,171    $ 283,392
     Commission Finishing                                     95,213       99,433      102,563
     Decorative Fabrics                                       49,741       42,164       39,567
     Yarn-Dyed Products                                       16,533       29,902       52,609
     Other                                                    16,303       14,847       28,515
                                                           ------------------------------------
                                                           $ 472,797    $ 488,517    $ 506,646
                                                           ====================================
DEPRECIATION AND AMORTIZATION
     Denim and Khaki                                       $  13,322    $  13,740    $  12,692
     Commission Finishing                                      8,131        8,104        8,027
     Decorative Fabrics                                        2,338        2,421        2,029
     Yarn-Dyed Products                                          734        2,745        2,643
     Other                                                     2,387        3,354        3,324
                                                           ------------------------------------
                                                           $  26,912    $  30,364    $  28,715
                                                           ====================================
CAPITAL EXPENDITURES
     Denim and Khaki                                       $   5,158    $  21,069    $  20,745
     Commission Finishing                                      4,502        4,735        7,127
     Decorative Fabrics                                        1,507        3,915        5,509
     Yarn-Dyed Products                                          932        2,126        1,145
     Other                                                     1,095          976        1,764
                                                           ------------------------------------
                                                           $  13,194    $  32,821    $  36,290
                                                           ====================================
GEOGRAPHIC SALES INFORMATION
     United States                                         $ 458,949    $ 543,432    $ 537,053
     Belgium                                                  73,377      102,780       93,520
     North and South America - excluding U.S.                 49,843       52,265       40,084
     Other                                                    34,152       30,149       46,196
                                                           ------------------------------------
                                                           $ 616,321    $ 728,626    $ 716,853
                                                           ====================================

NOTE 19. FINANCIAL INSTRUMENTS

The Company utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

The Company enters into options and futures contracts for cotton to manage the risk of cotton price fluctuations by hedging both committed and anticipated transactions. Gains and losses on these hedges are deferred and matched to inventory purchases and credited or charged to cost of sales as such inventory is sold. Gains of $4.0 million, $2.9 million and $0.3 million were credited to cost of sales in 1999, 1998 and 1997, respectively.

The Company enters into foreign exchange contracts to hedge transactions denominated in foreign currencies related to export sales and machinery purchases. The gains or losses from these contracts are deferred and included in the basis of the transaction hedged. The fair value of these contracts is estimated using the end of year exchange rates.

The carrying amounts of cash, accounts receivable, subordinated note receivable, certain other financial assets, accounts payable, short-term borrowings and borrowings under the Revolving Credit Agreement are reasonable estimates of their fair value at January 2, 2000 and January 3, 1999.

The fair value of the Company's long-term debt, excluding borrowings under the Revolving Credit Agreement, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

The carrying amount and estimated fair value of certain financial instruments at January 2, 2000 and January 3, 1999 are as follows:

(in thousands)                       1999                         1998
                            ---------------------        ----------------------
                            CARRYING        FAIR         Carrying         Fair
                             AMOUNT         VALUE         Amount          Value
                             ------         -----         ------          -----
Foreign Exchange
  Contracts                 $     -      $     -         $    236      $    258
Long-Term Debt
   Senior Note                32,144       31,466          42,858        42,772
   8-1/8% Debentures          97,685       55,000          97,241        97,890


NOTE 20. TRANSACTIONS WITH AFFILIATED COMPANIES

The Company has various transactions in the normal course of business with its unconsolidated affiliated companies. Purchases of denim and yarn from Parras Cone were $71.2 million, $78.4 million and $71.5 million in 1999, 1998 and 1997, respectively. There were also insignificant miscellaneous services rendered from and to Parras Cone in the normal course of business. The Company also purchased $3.2 million of finished goods from Ashima Ltd., an unconsolidated affiliate, in 1999.

NOTE 21. RESTRUCTURING, IMPAIRMENT OF ASSETS AND DIVESTITURE

In recent years, the Company has undertaken a number of restructuring activities to focus on core businesses and improve its cost competitiveness. During the fourth quarter of the 1998 fiscal year, the Company implemented a comprehensive reorganization program that included the reconfiguration and closing of manufacturing facilities, downsizing and reorganization of sales and administrative staffs to reduce overhead costs and the divestiture of operations which management believes are inconsistent with the strategic objectives of the Company. Specifically, the comprehensive program included:

o Closing of the Salisbury plant and exit of production of fabrics for the yarn-dyed segment at Cone facilities completed in May 1999. The disposal of substantially all yarn-dyed shirting inventories by year-end 1999.

o Downsizing and reorganization of the corporate administrative staff and the combination of denim and sportswear sales and marketing which was substantially completed in March 1999.

o Reconfiguration of denim manufacturing overhead structures also substantially completed in March 1999.

o Exit from ring-spun yarn manufacturing at the Company's Cliffside and Florence plants completed in May 1999.

o The restructuring of the Carlisle plant reducing the workforce by approximately 25% completed in September 1999.

The cost of the comprehensive reorganization program was reflected in restructuring and impairment of assets charges, before income taxes, of $16.0 million and $17.1 million in 1999 and 1998, respectively. The components of the 1999 restructuring charges included the establishment of a $11.9 million reserve for severance benefit payments, consulting fees and pension curtailment losses. Severance benefit payments consisted of terminal leave pay for salary employees, stay bonuses and health insurance. In addition, the Company also recognized non-cash charges for impairment of property and equipment of $4.1 million at the Cliffside and Florence yarn manufacturing facilities and the Carlisle screen printing facility. The 1999 restructuring initiatives resulted in the reduction of approximately 1,900 employees. In each phase of the plan the actual number of employees terminated was consistent with the amounts provided for in the restructuring accrual. The components of the 1998 restructuring charges included the establishment of a $1.3 million reserve for severance benefit payments and write-downs of $15.8 million for impairment of fixed assets at the Salisbury plant. Assets that have been sold, or are held for sale at January 2, 2000, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house engineering and purchasing appraisals, surveys with used equipment dealers, current prices for new equipment and analysis of whether the equipment would be used internally, sold or abandoned. Assets held for sale continue to be included in the Property, Plant and Equipment caption on the balance sheet in the carrying amount of $12.1 million. Other expenses related to the comprehensive reorganization program, including losses on inventories of discontinued styles, of approximately $3.6 million and $2.2 million in 1999 and 1998, respectively, were charged to cost of goods sold as incurred.

The following is a summary of activity related to the severance benefits and other costs related to the comprehensive reorganization program (in millions):

December 1998 restructuring charges                       $  1.3

March 1999 restructuring charges                             9.6
September 1999 restructuring charges                         2.3
Payments                                                   (11.4)
                                                            ----

Balance at January 2, 2000                                $  1.8
                                                            ----

The Company is actively marketing the affected property and equipment currently available for sale and expects the sale or disposition of such assets to be completed within 18 to 24 months. However, the actual timing of the disposition of these assets may vary due to market conditions.

In 1997, the Company terminated approximately 130 employees at the Granite plant and incurred restructuring charges of $4.5 million. In addition, the Company recognized other restructuring charges for severance and other employee-related costs of $0.7 million in 1997.

In May 1997, the Company sold substantially all the assets of its real estate operations, including its subsidiary Cornwallis Development Co., for $19.5 million. The gain recognized upon disposition of the assets in 1997 was insignificant.

NOTE 22. RECENT ACCOUNTING PRONOUNCEMENTS

The Company adopted several American Institute of Certified Public Accountants ("AICPA") Statements of Position ("SOP") in fiscal year 1999. SOP 98-5, "Reporting the Costs of Start-up Activities," requires future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 is adopted. The Company recognized a charge of $1.0 million, the Company's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change. Had SOP 98-5 not been adopted during 1999, net loss would have been reduced by $0.5 million, or $.02 per share. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capitalization of certain costs which the Company has historically expensed. The Company capitalized $1.1 million of costs related to internally developed software in 1999. Had SOP 98-1 not been adopted during 1999, net loss would have been increased by $0.7 million, or $.03 per share.

In June 1998, the Financial Accounting Standards Board (FASB") issued Statements of Financial Accounting Standards ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities," effective for all fiscal quarters for all fiscal years beginning after June 15, 1999. The effective date has been delayed to all fiscal quarters for all fiscal years beginning after June 15, 2000, as a result of the FASB's issuance in August 1999 of SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. l33." SFAS 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities and requires all derivatives to be recorded on the balance sheet at fair value. The Company has not yet determined what the effect of SFAS 133 will be on the earnings and financial position of the Company.

NOTE 23.  QUARTERLY FINANCIAL DATA (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                 QUARTERS ENDED
                                                                ------------------------------------------------
                                                                  APR. 4,      JULY 4,     OCT. 3,      JAN. 2,
(in thousands, except per share data)                              1999         1999        1999         2000
----------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 157,257    $ 174,492   $ 147,197    $ 137,375
Gross profit                                                       15,343       14,243      10,676        7,862
Income (loss) from operations                                     (10,879)       2,518      (4,416)      (3,767)
Equity in earnings (losses) of unconsolidated affiliate               867        1,090        (405)         132
Income (loss) before cumulative effect of accounting change        (8,432)         714      (5,398)      (4,918)
Cumulative effect of accounting change                             (1,038)          --          --           --
Net income (loss)                                                  (9,470)         714      (5,398)      (4,918)
Total comprehensive income (loss)                                  (9,472)         697      (5,339)      (4,977)
Earnings (loss) before cumulative effect of accounting change
per share - basic and diluted                                   $   (0.36)   $    --     $   (0.24)   $   (0.22)
Earnings (loss) per share - basic and diluted                   $   (0.40)   $    --     $   (0.24)   $   (0.22)
                                                                ================================================
Weighted-average shares outstanding
Basic                                                              25,431       25,442      25,486       25,490
                                                                ================================================
Diluted                                                            25,431       25,442      25,486       25,490
                                                                ================================================
Common stock prices
High                                                            $    5.56    $    7.00   $    6.81    $    5.13
                                                                ------------------------------------------------
Low                                                             $    4.25    $    4.94   $    4.88    $    4.19
                                                                ------------------------------------------------

                                                                                 Quarters Ended
                                                                ------------------------------------------------
                                                                 Mar. 28,     June 28,   Sept. 27,      Jan. 3,
(in thousands, except per share data)                              1998         1998       1998          1999
----------------------------------------------------------------------------------------------------------------
Net sales                                                       $ 190,171    $ 197,304   $ 187,359    $ 153,792
Gross profit                                                       17,127       20,156      19,741        9,807
Income (loss) from operations                                       3,372        6,090       4,946      (22,063)
Equity in earnings of unconsolidated affiliate                      1,252        1,264       1,285        1,409
Net income (loss)                                                   1,544        3,051       2,792      (14,038)
Total comprehensive income (loss)                                   1,517        3,044       2,830      (14,036)
Earnings (loss) per share - basic and diluted                   $    0.03    $    0.09   $    0.08    $   (0.58)
                                                                ================================================
Weighted-average shares outstanding
Basic                                                              26,183       26,166      25,972       25,432
                                                                ================================================
Diluted                                                            26,210       26,280      25,994       25,432
                                                                ================================================
Common stock prices
High                                                            $    9.00    $   10.25   $    9.19    $    7.88
                                                                ------------------------------------------------
Low                                                             $    6.81    $    8.25   $    6.00    $    3.81
                                                                ------------------------------------------------

--------------------------------------------------------------------------------
The number of holders of record of the Company's Common Stock as of January 31, 2000 was 382.

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

In the first quarter of 1999, the Company recognized restructuring and impairment of asset charges of $12.9 million related to severance and other costs of $9.6 million ($.24 per share, net of tax) and $3.3 million ($.08 per share, net of tax) to write-down Cliffside and Florence property and equipment to its estimated net realizable value. Additionally, a charge of $1.6 million ($.04 per share, net of tax) was recorded in the first quarter of 1999 to reflect write-down of certain inventory values. In the third quarter of 1999, the Company recognized restructuring and impairment of asset charges of $3.1 million related to severance and other costs of $2.3 million ($.06 per share, net of tax) and $.8 million ($.02 per share, net of tax) to write-down Carlisle equipment to its estimated net realizable value. Additionally, a charge of $2.0 million ($.05 per share, net of tax) was recorded in the third quarter of 1999 to reflect a write-down of certain inventory values. See Note 21, "Restructuring, Impairment of Assets and Divestiture," of the Notes to the Consolidated Financial Statements.

In the fourth quarter of 1998, the Company recognized restructuring and impairment of asset charges of $17.1 million related to severance and other costs of $1.3 million ($.03 per share, net of tax) and $15.8 million ($.37 per share, net of tax) to write-down Salisbury property and equipment to its estimated net realizable value. Additionally, a charge of $2.2 million ($.05 per share, net of tax) was recorded in the fourth quarter of 1998 to reflect write-down of certain inventory values. See Note 21, "Restructuring, Impairment of Assets and Divestiture," of the Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to executive compensations presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 9, 2000, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to executive compensation is presented under the heading "Executive Compensation" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 9, 2000, and is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information with respect to beneficial ownership of the Company's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of the Company, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 9, 2000, and is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" in the Company's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 9, 2000, and is hereby incorporated by reference.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

                        Independent Auditor's Report

                        Consolidated Statements of Operations for the Years Ended January 2, 2000, January 3, 1999, and December 28, 1997

                        Consolidated Balance Sheets as of January 2, 2000 and January 3, 1999

                        Consolidated Statements of Stockholders' Equity for the Years Ended January 2, 2000, January 3, 1999 and December 28, 1997

                        Consolidated Statements of Cash Flows for the Years Ended January 2, 2000, January 3, 1999 and December 28, 1997

                        Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 58 through 59 hereto.

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

(b)               Reports on Form 8-K

                        No report on 8-K was filed during the fourth quarter of 1999.

                             MCGLADREY & PULLEN, LLP

                          CERTIFIED PUBLIC ACCOUNTANTS



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





Greensboro, North Carolina
February 11, 2000

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

       Years Ended January 2, 2000, January 3, 1999 and December 28, 1997
                                 (in thousands)

                        Column A                         Column B                Column C                  Column D       Column E
-----------------------------------------------------   ---------     ------------------------------     -----------      ---------
                                                                                 Additions
                                                                      ------------------------------
                                                         Balance          (1)                (2)
                                                            at        Charged to          Charged to                       Balance
                                                        beginning      costs and            other                           at end
                       Description                      of period      expenses            accounts      Deductions       of period
-----------------------------------------------------   ---------     -------------     ------------     -----------      ---------
January 2, 2000
     Valuation accounts deducted
        from the assets to which they apply:
            Provision for doubtful accounts               $ 1,500         $ 1,938         $ 3,550(a)       $1,938 (c)      $ 5,050
                                                          -------         -------         -------          -------         -------
            Reserve for inventory (b)                       6,568             830            --                123           7,275
                                                          -------         -------         -------          -------         -------
            Reserve for fixed asset writedowns (b)         16,738           4,124            --              5,172          15,690
                                                          -------         -------         -------          -------         -------
     Reserve for restructuring charges (b)                  1,058          11,892            --             11,111           1,839
                                                          -------         -------         -------          -------         -------
     Reserve for future losses (b)                            122            --              --                 98              24
                                                          -------         -------         -------          -------         -------

January 3, 1999
     Valuation accounts deducted
        from the assets to which they apply:
            Provision for doubtful accounts               $ 1,500         $ 1,433         $  --            $ 1,433 (c)     $ 1,500
                                                          -------         -------         -------          -------         -------
            Reserve for inventory (b)                       5,075           2,935            --              1,442           6,568
                                                          -------         -------         -------          -------         -------
            Reserve for fixed asset writedowns (b)          1,638          15,800            --                700          16,738
                                                          -------         -------         -------          -------         -------
     Reserve for restructuring charges (b)                   --             1,058            --               --             1,058
                                                          -------         -------         -------          -------         -------
     Reserve for future losses (b)                          1,357              88            --              1,323             122
                                                          -------         -------         -------          -------         -------

December 28, 1997
     Valuation accounts deducted
        from the assets to which they apply:
            Provision for doubtful accounts               $ 3,000         $   624         $  --            $ 2,124(c)(d)   $ 1,500
                                                          -------         -------         -------          -------         -------
            Reserve for inventory (b)                        --             5,075            --               --             5,075
                                                          -------         -------         -------          -------         -------
            Reserve for fixed asset writedowns              2,638            --              --              1,000           1,638
                                                          -------         -------         -------          -------         -------
     Reserve for loss on real estate disposal               4,500            --              --              4,500            --
                                                          -------         -------         -------          -------         -------
     Reserve for future losses (b)                          1,725             950            --              1,318           1,357
                                                          -------         -------         -------          -------         -------

(a) Represents doubtful accounts allowance carried over from Cone Receivables, LLC.

(b) Represents reserves charged to costs and expenses.

(c) Represents bad debts charged off.

(d) Includes reduction of $1,750 related to sale of receivables to Cone Receivables, LLC.

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                              ----------
*2.1(a)               Receivables Purchase and Servicing
                      Agreement dated as of September 1, 1999,
                      by and among Cone Receivables II LLC,
                      as Seller, Redwood Receivables
                      Corporation, as Purchaser, the Registrant,
                      as Servicer, and General Electric Capital
                      Corporation, as Operating Agent and
                      Collateral Agent, filed as Exhibit 2.1(h)
                      to Registrant's report on Form 10-Q
                      for the quarter ended October 3, 1999.

*2.1(b)               Receivables Transfer Agreement dated as of September 1,
                      1999, by and among the Registrant, any other Originator
                      Party hereto, and Cone Receivables II LLC, filed as
                      Exhibit 2.1(i) to Registrant's report on Form 10-Q for the quarter ended October 3, 1999.

 2.1(c)               First Amendment and Waiver to Securitization
                      Agreements dated as of November 16, 1999, by
                      and between Cone Receivables II LLC, Cone Mills
                      Corporation, Redwood Receivables Corporation
                      and General Electric Capital Corporation,
                      together with all exhibits thereto.                                               74

 2.1(d)               Second Amendment to Securitization Agreements
                      dated as of January 28, 2000, by and between
                      Cone Receivables II LLC, Cone Mills
                      Corporation, Redwood Receivables Corporation,
                      and General Electric Capital Corporation,
                      together with all exhibits thereto.                                               79

*2.2(a)               Investment Agreement dated as of
                      June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo
                      Garcia Muriel, and Cone Mills
                      Corporation, filed as Exhibit 2.2(a)
                      to Registrant's report on Form 10-Q for
                      the quarter ended July 4, 1993, with
                      exhibits herein numbered 2.2(c),
                      (d), (f), (g), and (j) attached.

 2.2(b)               Commercial Agreement dated as of July
                      1, 1999, among Compania Industrial de
                      Parras, S.A. de C.V., Cone Mills
                      Corporation and Parras Cone de Mexico,
                      S.A.                                                                              86

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
*2.2(c)               Guaranty Agreement dated as of June 25,
                      1993, between Cone Mills Corporation
                      and Compania Industrial de Parras, S.A.
                      de C.V., filed as Exhibit 2.2(c) to
                      Registrant's report on Form 10-Q for
                      the quarter ended July 4, 1993.

*2.2(d)               Joint Venture Agreement dated as of
                      June 25, 1993, between Compania
                      Industrial de Parras, S.A. de C.V.,
                      and Cone Mills (Mexico), S.A. de C.V.,
                      filed as Exhibit 2.2(d) to
                      Registrant's report on Form 10-Q for
                      the quarter ended July 4, 1993.

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

*2.2(f)               Joint Venture Registration Rights
                      Agreement dated as of June 25, 1993,
                      among Parras Cone de Mexico, S.A.,
                      Compania Industrial de Parras, S.A. de
                      C.V. and Cone Mills (Mexico),
                      S.A. de C.V., filed as Exhibit 2.2(e)
                      to Registrant's report on Form 10-Q
                      for the quarter ended July 4, 1993.

*2.2(g)               Parras Registration Rights Agreement
                      dated as of June 25, 1993, between Compania
                      Industrial de Parras, S.A. de C.V. and
                      Cone Mills Corporation, filed as Exhibit
                      2.2(f) to the Registrant's report on Form
                      10-Q for the quarter ended July 4, 1993.

*2.2(h)               Support Agreement dated as of June 25,
                      1993, among Cone Mills Corporation, Sr.
                      Rodolfo L. Garcia, Sr. Rodolfo Garcia
                      Muriel and certain other person listed
                      herein ("private stockholders"), filed
                      as Exhibit 2.2(g) to Registrant's
                      report on Form 10-Q for the quarter
                      ended July 4, 1993.

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
*4.1                  Restated Articles of Incorporation of the Registrant
                      effective August 25, 1993, filed as Exhibit 4.1 to
                      Registrant's report on Form 10-Q for the quarter ended
                      October 3, 1993.

*4.1(a) Articles of Amendment of the Articles of Incorporation of the Registrant effective
                      October 22, 1999, to fix the designation, preferences, limitations, and relative rights of a series of its Class B Preferred
                      Stock, filed as Exhibit 4.1(a) to Registrant's
                      Report on Form 10-Q for the quarter ended
                      October 3, 1999.

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

*4.3(a)               Letter Agreement dated September 11, 1992, amending the
                      Note Agreement dated August 13, 1992, between the
                      Registrant and The Prudential Insurance Company of
                      America, filed as Exhibit 4.2 to the Registrant's report on Form 8-K dated March 1, 1995.

*4.3(b)               Letter Agreement dated July 19, 1993,
                      amending the Note Agreement dated
                      August 13, 1992, between the Registrant

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
                      and The Prudential Insurance Company of America, filed as
                      Exhibit 4.3 to the Registrant's report on Form 8-K dated
                      March 1, 1995.

*4.3(c)               Letter Agreement dated June 30, 1994,
                      amending the Note Agreement dated
                      August 13, 1992, between the Registrant
                      and The Prudential Insurance Company of
                      America, filed as Exhibit 4.4 to the
                      Registrant's report on Form 8-K dated
                      March 1, 1995.

*4.3(d) Letter Agreement dated November 14, 1994, amending the Note Agreement dated
                      August 13, 1992, between the Registrant
                      and The Prudential Insurance Company of
                      America, filed as Exhibit 4.5 to the
                      Registrant's report on Form 8-K dated
                      March 1, 1995.

*4.3(e)               Letter Agreement dated as of June 30,
                      1995, amending the Note Agreement dated
                      August 13, 1992, between the Registrant
                      and The Prudential Insurance Company
                      of America, filed as Exhibit 4.3(e) to
                      the Registrant's report on Form 10-Q
                      for the quarter ended July 2, 1995.

*4.3(f)               Letter Agreement dated as of June 30,
                      1995, between the Registrant and
                      The Prudential Insurance Company
                      of America superseding Letter Agreement, filed as Exhibit 4.3(e) to the Registrant's report on Form 10-Q for the quarter ended July 2, 1995.

*4.3(g)               Letter Agreement dated as of March 30, 1996, between the
                      Registrant and The Prudential Insurance Company of
                      America, filed as Exhibit 4.3(g) to the Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*4.3(h)               Letter Agreement dated as of January
                      31, 1997, between the Registrant and
                      The Prudential Insurance Company of

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
                      America, filed as Exhibit 4.3(h) to the Registrant's
                      report on Form 10-K for the year ended December 29, 1996.

*4.3(i)               Letter Agreement dated as of July 31, 1997, between the
                      Registrant and The Prudential Insurance Company of
                      America, filed as Exhibit 4.3(i) to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*4.3(j)               Modification to Note Agreement dated
                      as of February 14, 1998, between the
                      Registrant and The Prudential
                      Insurance Company of America, filed as
                      Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ended March 29, 1998.

*4.3(k)               Letter Agreement dated as of
                      September 1, 1999, amending the Note
                      Agreement dated August 13, 1992,
                      between the Registrant and The Prudential
                      Insurance Company of America, filed as
                      Exhibit 4.3(i) on Form 10-Q for the
                      quarter ended October 3, 1999.

*4.3(l) Amendment of 1992 Note Agreement dated as of January 28, 2000, by and among Cone Mills
                      Corporation and The Prudential Insurance
                      Company of America, together with all
                      exhibits thereto, filed as Exhibit 9 to the Registrant's report on Form 8-K dated
                      February 11, 2000.

*4.4 Credit Agreement dated as of January 28, 2000, by and among Cone Mills Corporation, as Borrower, Bank of America, N.A., as Agent and as Lender and the Lenders party thereto from time to time, together with all exhibits thereto, filed as Exhibit 1 to the Registrant's report on Form 8-K dated
                      February 11, 2000.

*4.4(a)               Guaranty Agreement dated as of January 28,
                      2000, made by Cone Global Finance Corporation,
                      CIPCO S.C., Inc. and Cone Foreign Trading

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
                      LLC in favor of Bank of America, N.A. as Revolving Credit
                      Agent for the Lenders, The Prudential Insurance Company of
                      America, SunTrust Bank, Morgan Guaranty Trust Company of
                      New York, Wilmington Trust Company, as General Collateral
                      Agent, Bank of America, N.A., as Priority Collateral
                      Agent, and Atlantic Financial Group, Ltd., together with
                      all exhibits thereto, filed as Exhibit 2 to the
                      Registrant's report on Form 8-K dated February 11, 2000.

*4.4(b)               Priority Security Agreement dated as of
                      January 28, 2000, by Cone Mills Corporation and certain of its subsidiaries, as Grantors, and Bank of America, N.A., as Priority
                      Collateral Agent, together with all exhibits thereto, filed as Exhibit 3 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.4(c)               General Security Agreement dated as of January
                      28,2000, by Cone Mills Corporation and certain of its subsidiaries, as Grantors, and Wilmington Trust Company, as General Collateral
                      Agent, together with all exhibits thereto, filed as Exhibit 4 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.4(d) Securities Pledge Agreement dated as of January 28, 2000, by Cone Mills Corporation in favor of Wilmington Trust
                      Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 5 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.4(e)               CMM Pledge Agreement dated as of January 28, 2000, by Cone
                      Mills Corporation in favor of Wilmington Trust Company, as
                      General Collateral Agent, together with all exhibits thereto, filed as Exhibit 6 to the Registrant's Report on Form 8-K dated February 11, 2000.

*4.4(f)               Deed of Trust, Security Agreement, Fixture
                      Filing, Assignment of Leases and Rents and
                      Financing Statement dated as of January 28,
                      2000, between Cone Mills Corporation, as Grantor,

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------

                      TIM, Inc., as Trustee, Wilmington Trust
                      Company, as General Collateral Agent, and
                      Bank of America, N.A., as Designated
                      Collateral Subagent, together with all
                      exhibits thereto, filed as Exhibit 7 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.4(g)               Deed of Trust, Security Agreement, Fixture
                      Filing, Assignment of Leases and Rents and
                      Financing Statement dated as of January 28,
                      2000, between Cone Mills Corporation, as
                      Grantor, TIM, Inc., as Trustee, and Bank of
                      America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as
                      Exhibit 8 to the Registrant's report on Form
                      8-K dated February 11.

 4.4(h)               Termination Agreement dated as of January
                      28, 2000, between the Registrant and Morgan
                      Guaranty Trust Company of New York, as
                      Agent for various banks terminating the
                      Credit Agent dated August 7, 1997.                                                89

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

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------

*4.7(b) Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as Exhibit 4.9(b) to the Registrant's report on Form 10-K for year ended December
                      31,1995.

*4.7(c) Third Amendment to the Cone Mills Corporation 1983 ESOP dated August 7, 1997, filed as Exhibit 4.8(c) to the Registrant's report on Form 10-Q for the quarter ended
                      September 28,1997.

*4.7(d) Fourth Amendment to the Cone Mills Corporation 1983 ESOP dated December 4, 1997, filed as Exhibit 4.8(d) to the Registrant's report on Form 10-K for the year ended
                      December 28,1997.

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

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
*10.1(b)              Second Amendment to the Employees' Retirement Plan of Cone
                      Mills Corporation dated December 5, 1995, filed as Exhibit
                      10.1(b) to the Registrant's report on Form 10-K for the
                      year ended December 31, 1995.

*10.1(c)              Third Amendment to the Employees'
                      Retirement Plan of Cone Mills
                      Corporation dated August 16, 1996,
                      filed as Exhibit 10.1(c) to the
                      Registrant's report on Form 10-K
                      for the year ended December 29, 1996

*10.1(d)              Fourth Amendment to the Employees' Retirement Plan of Cone
                      Mills Corporation, filed as Exhibit 10 to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*10.1(e)              Fifth Amendment to Employees' Retirement Plan of Cone
                      Mills Corporation dated December 4, 1997, filed as Exhibit
                      10.1(e) to the Registrant's report on Form 10-K or the year ended December 28, 1997.

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

*10.5                 Form of Nonqualified Stock Option
                      Agreement under 1984 Stock Option Plan

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
                      of Registrant, filed as Exhibit 10.8 to
                      the Registrant's Registration Statement
                      on Form S-1 (File No. 33-28040).

*10.6 Form of Incentive Stock Option Agreement under 1984 Stock Option Plan of
                      Registrant, filed as Exhibit 10.9 to the Registrant's Registration Statement on
                      Form S-1 (File No. 33-28040).

*10.7                 1992 Stock Option Plan of Registrant, filed as Exhibit
                      10.9 to the Registrant's Report on Form 10-K for the year ended December 29, 1991.

*10.7(a)              Amended and Restated 1992 Stock Plan, filed as Exhibit
                      10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.8                 Form of Incentive Stock Option Agreement under 1992 Stock
                      Option Plan, filed as Exhibit 10.10 to the Registrant's report on Form 10-K for the year ended January 3, 1993.

*10.8(a)              Form of Nonqualified Stock Option Agreement under 1992
                      Stock Option Plan, filed as Exhibit 10.8(a) to the
                      Registrant's report on Form 10-K for the year ended
                      December 29,1996.

*10.8(b)              Form of Nonqualified Stock Option Agreement under 1992
                      Amended and Restated Stock Plan, filed as Exhibit 10.8(b) to the Registrant's report on Form 10-K for the year ended
                      December 29, 1996.

*10.8(c)              Form of Restricted Stock Award
                      Agreement under 1992 Amended and
                      Restated Stock Plan, filed as Exhibit 10.8(c) to the
                      Registrant's report on Form 10-K for the year ended
                      December 28, 1997.

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
*10.9                 1994 Stock Option Plan for Non- Employee Directors of
                      Registrant, filed as Exhibit 10.9 to Registrant's report
                      on Form 10-K for the year ended January 2,1994.

*10.10                Form of Non-Qualified Stock Option Agreement under 1994
                      Stock Option Plan for Non-Employee Directors of
                      Registrant, filed as Exhibit 10.10 to Registrant's report on Form 10-K for the year ended January 2, 1994.

*10.11                Management Incentive Plan of the Registrant, filed as
                      Exhibit 10.11(b) to Registrant's report on Form 10-K for the year ended January 3, 1993.

*10.12 1997 Senior Management Incentive Compensation Plan, filed as Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

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

*10.15                First Amendment to Supply Agreement dated as of April 15,
                      1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.15 to Registrant's
                      Registration Statement on Form S-1 (No. 33-469007).

*10.16 Agreement dated January 1, 1999, between the Registrant and Parkdale Mills, Inc., filed as Exhibit 10.17 to
                      Registrant's Report on Form 10-K for the year ending
                      January 2, 2000.

Exhibit                                                                                         Sequential
  No.                 Description                                                                Page No.
-------               -----------                                                               ---------
*10.17                Tenth Amendment to Master Lease dated as of January 28,
                      2000, between Atlantic Financial Group, Ltd. and Cone
                      Mills Corporation, together with all exhibits thereto,
                      filed as Exhibit 10 to Registrant's Report on Form 8-K
                      dated February 11, 2000.

 21                   Subsidiaries of the Registrant.                                                   91

23.1                  Consent of McGladrey & Pullen, LLP,
                      Independent auditor, with respect to
                      The incorporation by reference in the
                      Registrant's Registration Statements
                      On Form S-8 (Nos. 33-31977; 33-31979;
                      33-51951; 33-51953;  33-53705 and
                      33-67800 of their reports on the
                      consolidated financial statements
                      and schedules included in this Annual
                      Report on Form 10-K.                                                              92

 27                   Financial Data Schedule                                                           93

--------------------------------------------------------------------------------

*Incorporated by reference to the statement or report indicated.


The Registrant will provide any Shareholder or participant in the Employee Equity Plan copies of any of the foregoing exhibits upon written request addressed to Corporate Secretary, Cone Mills Corporation, 3101 North Elm Street, Greensboro NC 27408.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CONE MILLS CORPORATION

Date:   March 31, 2000                              By: /s/ John L. Bakane
      ----------------                                  ------------------
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

      Signature                                Title                                    Date
      ---------                                -----                                    ----


/s/ Dewey L. Trogdon                    Chairman of the Board                       March 31, 2000
---------------------
(Dewey L. Trogdon)


/s/ John L. Bakane                      Director, President                         March 31, 2000
---------------------                   and Chief Executive
(John L. Bakane)                        Officer (Principal
                                        Executive Officer)


/s/ Gary L. Smith                       Executive Vice President                    March 31, 2000
---------------------                   and Chief Financial Officer
(Gary L. Smith)


/s/ Christopher F. Conlon               Controller (Principal                       March 31, 2000
---------------------                   Accounting Officer)
(Christopher F. Conlon)


/s/ Doris R. Bray                       Director                                    March 31, 2000
---------------------
(Doris R. Bray)


/s/ Jeanette C. Kimmel                  Director                                    March 31, 2000
----------------------
(Jeanette C. Kimmel)

      Signature                                Title                                    Date
      ---------                                -----                                    ----


/s/ Charles M. Reid                     Director                                    March 31, 2000
----------------------
(Charles M. Reid)


/s/ John W. Rosenblum                   Director                                    March 31, 2000
---------------------
(John W. Rosenblum)


/s/ Cyrus C. Wilson                     Director                                    March 31, 2000
--------------------
(Cyrus C. Wilson)


/s/ David T. Kollat                     Director                                    March 31, 2000
-------------------
(David T. Kollat)


/s/ Haynes G. Griffin                   Director                                    March 31, 2000
---------------------
(Haynes G. Griffin)


/s/ Marc H. Kozberg                     Director                                    March 31, 2000
-------------------
(Marc H. Kozberg)


/s/ Bruce H. Hendry                     Director                                    March 31, 2000
-------------------
(Bruce H. Hendry)