Form 10-Q
period 2000-04-02
CONE MILLS CORP
filed 2000-05-15
CIK 23304

Page 1 of 58
                                                Index to Exhibits - Pages 17-28


                               UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2000

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

                                336.379.6220
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of April 28, 2000:
25,479,717 shares.

                            CONE MILLS CORPORATION

                                    INDEX

                                                                      Page
                                                                     Number

PART I.  FINANCIAL INFORMATION.

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations
         Thirteen weeks ended April 2, 2000 and April 4, 1999
         (Unaudited)..................................................... 3

         Consolidated Condensed Balance Sheets
         April 2, 2000 and April 4, 1999 (Unaudited)
         and January 2, 2000..............................................4

         Consolidated Condensed Statements of Cash Flows
         Thirteen weeks ended April 2, 2000 and April 4, 1999
         (Unaudited) .....................................................5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited) .....................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations...................11

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk  ..........................................................15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................................15
Item 6.  Exhibits and Reports on Form 8-K................................16

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                                                    Thirteen          Thirteen
                                                                                  Weeks Ended        Weeks Ended
                                                                                 April 2, 2000      April 4, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                  (Unaudited)        (Unaudited)

Net Sales                                                                              $ 141,677         $ 157,257

Cost of Goods Sold                                                                       124,576           141,914
                                                                                -----------------------------------

Gross Profit                                                                              17,101            15,343

Selling and Administrative                                                                13,426            13,305
Restructuring and Impairment of Assets                                                      (332)           12,917
                                                                                -----------------------------------

Income (Loss) from Operations                                                              4,007           (10,879)
                                                                                -----------------------------------

Other Income (Expense)
    Interest income                                                                          370               430
    Interest expense                                                                      (4,671)           (3,640)
    Other expense                                                                           (807)                -
                                                                                -----------------------------------

                                                                                          (5,108)           (3,210)
                                                                                -----------------------------------

Loss before Income Tax Benefit, Equity in Earnings of
    Unconsolidated Affiliate and Cumulative Effect of
    Accounting Change                                                                     (1,101)          (14,089)
Income Tax Benefit                                                                          (374)           (4,790)
                                                                                -----------------------------------

Loss before Equity in Earnings of Unconsolidated Affiliate
    and Cumulative Effect of Accounting Change                                              (727)           (9,299)
Equity in Earnings of Unconsolidated Affiliate                                               450               867
                                                                                -----------------------------------

Loss before Cumulative Effect of Accounting Change                                          (277)           (8,432)

Cumulative Effect of Accounting Change                                                         -            (1,038)
                                                                                -----------------------------------

Net Loss                                                                                  $ (277)         $ (9,470)
                                                                                -----------------------------------

Loss Available to Common Shareholders
    Loss before Cumulative Effect of Accounting Change                                    $ (984)         $ (9,152)
    Cumulative Effect of Accounting Change                                                     -            (1,038)
                                                                                -----------------------------------

    Net Loss                                                                              $ (984)        $ (10,190)
                                                                                -----------------------------------

Loss Per Share - Basic and Diluted
    Loss before Cumulative Effect of Accounting Change                                   $ (0.04)          $ (0.36)
    Cumulative Effect of Accounting Change                                                     -             (0.04)
                                                                                -----------------------------------

    Net Loss                                                                             $ (0.04)          $ (0.40)
                                                                                -----------------------------------

Weighted-Average Common Shares Outstanding
    Basic and Diluted                                                                     25,480            25,431
                                                                                -----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                     April 2,           April 4,         January 2,
                                                                       2000               1999              2000
-------------------------------------------------------------------------------------------------------------------
                                                                   (Unaudited)        (Unaudited)          (Note)

ASSETS
    Current Assets
      Cash                                                            $ 1,025            $ 1,883           $ 1,267
      Accounts receivable, less allowances of $5,050;
         1999, $3,300 and $5,050                                       60,589             21,765            47,531
      Subordinated note receivable                                          -             30,025                 -
      Inventories                                                     116,892            132,912           110,613
      Other current assets                                              7,167             14,625             6,149
                                                              -----------------------------------------------------

         Total CurrentuAssetsAssets                                   185,673            201,210           165,560

    Investments in Unconsolidated Affiliates                           47,843             45,318            46,815
    Other Assets                                                       38,118             36,127            38,964
    Property, Plant and Equipment                                     215,674            230,211           221,458
                                                              -----------------------------------------------------

                                                                    $ 487,308          $ 512,866         $ 472,797
                                                              -----------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities
      Notes payable                                                 $       -          $   4,000         $       -
      Current maturities of long-term debt                             80,714             10,714            79,714
      Accounts payable                                                 47,982             41,154            26,849
      Sundry accounts payable and accrued liabilities                  25,965             43,042            33,866
      Deferred income taxes                                            12,091             18,115             9,894
                                                              -----------------------------------------------------

         Total Current Liabilities                                    166,752            117,025           150,323

    Long-Term Debt                                                    119,227            181,497           119,115
    Deferred Income Taxes                                              33,289             30,241            33,916
    Other Liabilities                                                  11,850             11,651            11,958

    Stockholders' Equity
      Class A preferred stock - $100 par value; authorized
         1,500,000 shares; issued and outstanding 373,660
         shares; 1999, 411,916 shares and 355,635 shares               37,366             41,192            35,564
      Class B preferred stock - no par value; authorized
         5,000,000psharesPlant and Equipment-Net                            -                  -                 -
      Common stock - $.10 par value; authorized 42,700,000
         shares; issued and outstanding 25,479,717 shares;
         1999, 25,431,233 shares and 25,479,717 shares                  2,548              2,543             2,548
      Capital in excess of par                                         57,435             57,256            57,435
      Retained earnings                                                67,594             80,494            70,776
      Deferred compensation - restricted stock                           (236)              (533)             (321)
      Accumulated other comprehensive loss, currency
         translation adjustment                                        (8,517)            (8,500)           (8,517)
                                                              -----------------------------------------------------

         Total Stockholders' Equity                                   156,190            172,452           157,485
                                                              -----------------------------------------------------

                                                                    $ 487,308          $ 512,866         $ 472,797
                                                              -----------------------------------------------------

Note: The balance sheet at January 2, 2000, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                  (in thousands)

                                                                                    Thirteen           Thirteen
                                                                                   Weeks Ended       Weeks Ended
                                                                                 April 2, 2000      April 4, 1999
-------------------------------------------------------------------------------------------------------------------
                                                                                   (Unaudited)       (Unaudited)

CASH PROVIDED BY (USED IN) OPERATIONS                                                 $ 1,571         $ (19,542)
                                                                                -----------------------------------
                                                                                -----------------------------------

INVESTING
    Investments in unconsolidated affiliates                                             (578)                -
    Proceeds from sale of property, plant and equipment                                 1,815               450
    Capital expenditures                                                               (1,025)           (1,420)
                                                                                -----------------------------------

      Cash provided by (used in) investing                                                212              (970)
                                                                                -----------------------------------

FINANCING
    Net borrowings under line of credit agreements                                      1,000             3,000
    Decrease in checks issued in excess of deposits                                    (1,922)           (1,206)
    Proceeds from long-term debt borrowings                                                 -            20,000
    Dividends paid - Class A Preferred                                                    (60)              (38)
    Redemption of Class A Preferred stock                                              (1,043)                -
                                                                                -----------------------------------

      Cash provided by (used in) financing                                             (2,025)           21,756
                                                                                -----------------------------------

      Net change in cash                                                                 (242)            1,244

Cash at Beginning of Period                                                             1,267               639
                                                                                -----------------------------------

Cash at End of Period                                                                 $ 1,025           $ 1,883
                                                                                -----------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
    Interest                                                                          $ 7,573           $ 6,271
                                                                                -----------------------------------
    Income taxes, net of refunds                                                      $  (408)          $    30
                                                                                -----------------------------------

Supplemental Schedule of Noncash Financing Activities:
    Stock dividend - Class A Preferred Stock                                          $ 2,845           $ 2,797

See Notes to Consolidated Condensed Financial Statements.

                   CONE MILLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Preparation

     The Cone Mills Corporation (the "Company") consolidated condensed financial statements for April 2, 2000 and April 4, 1999 are unaudited, but in the opinion
of  management  reflect  all  adjustments   necessary  to  present  fairly  the
consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at April 2, 2000, April 4, 1999, and January 2, 2000, and the related consolidated condensed statements of operations and cash flows for the thirteen weeks ended April 2, 2000 and April 4, 1999. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

     These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1999.Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at April 2, 2000 and April 4, 1999 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                         4/2/00         4/4/99         1/2/00

Greige and finished goods            $  80,286      $ 100,206       $  78,973
Work in process                          5,263          9,162           4,821
Raw materials                           20,418         13,184          15,523
Supplies and other                      10,925         10,360          11,296
                                     $ 116,892      $ 132,912       $ 110,613

Note 3.  Long-Term Debt

(in thousands)                         4/2/00         4/4/99         1/2/00

Senior Note                          $  32,144      $  42,858       $  32,144
Revolving Credit Agreement              70,000         52,000          69,000
8 1/8% Debentures                       97,797         97,353          97,685
                                       199,941        192,211         198,829
Less current maturities                 80,714         10,714          79,714
                                     $ 119,227      $ 181,497       $ 119,115

Note 4.  Class A Preferred Stock

     On February 11, 2000, the Company declared a 8.0% stock dividend on the Company's Class A Preferred Stock, which was paid on March 31, 2000. The dividend was charged to retained earnings in the amount of approximately $2.8 million.

Note 5.  Depreciation and Amortization

     The following table presents depreciation and amortization included in the consolidated condensed statements of operations.

(in thousands)                              Thirteen           Thirteen
                                          Weeks Ended         Weeks Ended
                                             4/2/00             4/4/99
Depreciation                                $ 5,966            $ 7,190
Amortization                                    454                452
                                            $ 6,420            $ 7,642

Note 6. Loss Per Share

     The following table sets forth the computation of basic and diluted loss per common share ("EPS").

(in thousands, except                           Thirteen       Thirteen
  per share data)                              Weeks Ended    Weeks Ended
                                                  4/2/00        4/4/99
Loss before cumulative effect of
  accounting change                             $ (  277)    $ ( 8,432)
Preferred stock dividends                         (  707)      (   720)
Loss before cumulative effect of accounting
  change available to common shareholders         (  984)      ( 9,152)
Cumulative effect of accounting change                 -       ( 1,038)

Basic EPS - loss available to common
  shareholders                                    (  984)      (10,190)
Effect of dilutive securities                          -             -
Diluted EPS - loss available to common
  shareholders after assumed conversions        $ (  984)    $ (10,190)

Determination of shares:
Basic EPS - weighted-average shares               25,480        25,431
Effect of dilutive securities                          -             -

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                25,480        25,431

Loss per share - basic and diluted
  Loss before cumulative effect of
    accounting change                           $ ( .04)     $  ( .36)
  Cumulative effect of accounting change              -         ( .04)
  Net loss                                      $ ( .04)     $  ( .40)

Common stock options outstanding at April 2, 2000 and April 4, 1999, were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Note 7.  Segment Information

The Company has three principal business segments which are based upon organizational structure: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliate is included in the denim and khaki segment. Restructuring and impairment of assets, unallocated expenses, interest, income tax benefits and cumulative effect of accounting change are not included in segment operating income (loss).

Net sales and income (loss) from operations for the Company's operating segments are as follows:

(in thousands)                                  Thirteen       Thirteen
                                              Weeks Ended     Weeks Ended
                                                4/2/00          4/4/99
Net Sales
Denim and Khaki                               $ 104,262        $ 112,635
Commission Finishing                             20,803           25,838
Decorative Fabrics                               19,549           16,585
Yarn-Dyed Products                                   10            7,506
Other                                               283              472
                                                144,907          163,036
Less Intersegment Sales                           3,230            5,779
                                              $ 141,677        $ 157,257
Income (Loss) from Operations
Denim and Khaki                               $   5,336        $   9,316
Commission Finishing                            (   839)         ( 1,956)
Decorative Fabrics                              (   216)             504
Yarn-Dyed Products                              (    60)         ( 3,277)
Other                                               692          (   229)
Unallocated Expenses                            (   788)         ( 1,453)
                                                  4,125            2,905
Restructuring and Impairment of Assets              332          (12,917)
                                                  4,457          (10,012)
Less Equity in Earnings of
  Unconsolidated Affiliate                          450              867
                                                  4,007          (10,879)
Other Expense, Net                              ( 5,108)         ( 3,210)

Loss before Income Tax Benefit,
  Equity in Earnings of Unconsolidated
  Affiliate and Cumulative Effect of
  Accounting Change                           $ ( 1,101)       $ (14,089)

Note 8.  Comprehensive Loss

     Comprehensive loss is the total of net loss and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net loss. Total comprehensive loss for the periods was as follows:

(in thousands)                                Thirteen         Thirteen
                                            Weeks Ended       Weeks Ended
                                               4/2/00           4/4/99

Net loss                                     $(    277)       $ (9,470)
Other comprehensive loss,
  currency translation adjustment                    -          (    2)
                                             $ (   277)       $ (9,472)

Note 9.  Securitization of Accounts Receivable

     On April 24, 2000, the Company amended the securitization agreements to include certain additional trade receivables related to the ongoing purchase and subsequent resale by Cone Receivables II LLC. Effective with this amendment, purchases by Redwood Receivables Corporation may provide proceeds of up to $60 million at any point in time. As of April 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $45.5 million.

Item 2.

                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First  Quarter  Ended April 2, 2000 Compared with First Quarter Ended April 4,
1999.

For the first quarter of 2000, Cone Mills had sales of $141.7 million, down
10% from sales of $157.3 million for the first quarter of 1999. Lower denim prices and the exit from yarn-dyed products last year were the primary causes of the sales decline. Excluding sales of businesses exited in 1999, sales were down 5%.

Gross profit for the first quarter of 2000 increased to 12.1% of sales, as compared with 9.8% for the previous year. The improvement was primarily the result of better operating results in commission finishing and the realization of savings from the 1999 comprehensive restructuring program. These savings include savings from yarn outsourcing, reconfiguration of overhead structures in the denim plants, restructurings at Carlisle and the exit from the yarn-dyed shirtings product line.

Segment Information. The Company has three principal business segments: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999. (See Note 7 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

     Denim and Khaki. Denim and khaki segment sales for the first quarter of 2000 were $104.3 million, down 7.4% from the first quarter of 1999 sales of $112.6 million. While sales yards were marginally higher in the most recent quarter, revenues were adversely affected by lower denim prices, the result of industry supply/demand imbalances and declining cotton costs, which were passed on to customers because of market conditions. Operating income for the denim and khaki segment was $5.3 million, or 5.1% of sales for the most recent quarter, as compared with $9.3 million, or 8.3% of sales for the first quarter of 1999. The decline resulted primarily from lower denim prices. The khaki product line continued to post an operating loss and was negatively impacted by quality problems associated with the closing of a supplier's plant and difficulties in finishing certain products. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

     Commission Finishing. Outside sales of the commission finishing division were $17.6 million for the first quarter of 2000, down 12.4% from the first quarter of 1999. Lower sales at Raytex, resulting from weaker demand in top-of-bed prints, accounted for the decline. Carlisle sales to outside customers increased by approximately 7% in the first quarter of 2000, as compared with the 1999 period. Operating results for the segment improved as the Carlisle plant posted a profit, as compared with a significant loss for the previous year, mitigating the volume shortfall at Raytex. Losses for this segment were reduced from $2.0 million for the first quarter of 1999 to a loss of $.8 million for the most recent quarter.

     Decorative Fabrics. For the first quarter of 2000, sales of the decorative fabrics segment rose by 17.9% to $19.5 million the result of continued growth in jacquards. As a result of weak John Wolf sales in January and February, start-up expenses associated with increasing capacity at the Jacquard plant and production curtailments because of inclement weather in January, the decorative fabrics segment reported a loss of $.2 million for first quarter 2000, as compared with a $.5 million operating profit for the previous year period.

     Yarn-Dyed Products. As part of the 1999 comprehensive restructuring program, the Company ceased manufacturing yarn-dyed products and exited the business in 1999. For the first quarter of 1999, sales of yarn-dyed products were $7.5 million and the operating loss for the segment was $3.3 million.

Selling and administrative expenses for the first quarter of 2000 were $13.4 million, or 9.5% of sales, as compared with $13.3 million, or 8.5% of sales in first quarter 1999. Expenses associated with the Company's new credit facility, certain performance-based compensation accruals and lower denim prices on essentially the same sales yards resulted in selling and administrative expenses increasing as a percent of sales.

For the first quarter of 2000, EBITDA, defined as income (loss) from operations before depreciation and amortization, was $10.4 million. For comparison, EBITDA for the first quarter of 1999 was a loss of $3.0 million. However, excluding restructuring charges, related expenses, inventory writedowns and operating losses associated with businesses exited, the Company had a pro forma EBITDA in the first quarter of 1999 of $14.2 million.

Interest expense for the first quarter of 2000 was $4.7 million, up 28% from $3.6 million for the first quarter of 1999. The increase in interest expense was the result of increased rates charged by financial lenders and slightly higher borrowing levels. Other expenses of $.8 million recognized in the first quarter of 2000 were the ongoing expense of the new accounts receivable securitization program, which began September 1999.

In both first quarters of 2000 and 1999, the income tax benefit as a percent of the taxable loss was 34%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $.5 million for the first quarter of 2000, as compared with $.9 million for the first quarter of 1999.

For the first quarter of 2000, the Company had a net loss of $.3 million, or $.04 per share after preferred dividends. For comparison, for the first quarter of 1999 the Company reported a net loss of $9.5 million, or $.40 per share after preferred dividends. Excluding restructuring and related expenses, and the cumulative effect of an accounting change, the Company had pro forma earnings of $.02 per share for the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving Credit Facility ("Revolving Credit Facility")of which $10 million was available on April 2, 2000, and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999 and amended on April 24, 2000, with Cone Receivables II LLC, Redwood Receivables Corporation, an affiliate of General Electric Capital Corporation, and General Electric Capital Corporation.

On April 24, 2000, the Company amended the Receivables Agreement increasing the facility from $50 million to $60 million. In addition to increasing the commitment, the Company modified other provisions of the agreement to allow it to utilize more fully the entire facility.

During the first quarter of 2000, the Company generated cash from operations, before changes in working capital, of $6.4 million, as compared with using $3.3 million of cash during the first quarter of 1999. In the 2000 period, working capital increased by $4.8 million. Uses of cash in the 2000 period included $1.6 million for domestic capital expenditures and investment to develop the Company's joint venture industrial park in Mexico, and $1.0 million for the redemption of preferred stock.

On January 28, 2000, the Company entered into a new $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent. The Revolving Credit Facility was secured by Company assets and will mature on August 7, 2000. Interest rates were increased to market levels and new covenants were set.

At the same time the Company entered into the Revolving Credit Facility, its Senior Notes and 8-1/8% Debentures were ratably secured with the bank facility.

The  Revolving  Credit  Facility,  the Company's  Senior Notes and
8-1/8% Debentures, and the Company's Master Lease for its corporate headquarters property with Atlantic Financial Group, Ltd. prohibit the Company from paying dividends on its Common Stock.

The Company believes that internally generated operating funds and funds available under its credit facilities will be sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. Liquidity is predicated on the Company meeting its operating targets in 2000 and further reductions in inventories. By August 2000, the Company must either refinance or replace the Revolving Credit Facility. The Company is in the process of exploring its alternatives related to financing its business. These alternatives may include the following: (1) the restructuring or replacing of the Revolving Credit Facility; and (2) funding from nontraditional sources of capital. While management believes that it will be able to obtain the appropriate financings, including those for its Mexican initiatives, there is no assurance that the Company will be able to replace its Revolving Credit Facility or otherwise obtain financing on terms and conditions acceptable to the Company.

On April 2, 2000, the Company's long-term capital structure consisted of $199.9 million of long-term debt (including current maturities) and $156.2 million of stockholders' equity. For comparison, on April 4, 1999, the Company had $192.2 million of long-term debt (including current maturities) and $172.5 million of stockholders' equity. Long-term debt (including current maturities) as a percentage of long-term debt and stockholders' equity was 56% at April 2, 2000, as compared with 53% at April 4, 1999.

Accounts and note receivable on April 2, 2000, were $60.6 million, as compared with $51.8 million at April 4, 1999. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 70 days of sales outstanding at April 2, 2000 and 55 days at April 4, 1999. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on April 2, 2000, were $116.9 million, down $16.0 million from $132.9 million at April 4, 1999. The Company liquidated inventories associated with businesses in which it has exited.

For the first quarter of 2000, domestic capital spending was $1.0 million compared to $1.4 million for the 1999 period. Domestic capital spending in 2000 is expected to be approximately $12 million. In addition to the 2000 domestic capital spending budget, the Company expects to spend approximately $8 million for investments in international initiatives of which $.6 million was invested in the first quarter.

OTHER MATTERS

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

     Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, (iv) the Company's relationships with Levi Strauss as its major customer, (v) the Company's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, and (vii) the inability to achieve the cost savings associated with the Company's restructuring initiatives. For a further description of these risks see the Company's 1999 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and
     "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended January 2, 2000.

                                 PART II

Item 1.  Legal Proceedings

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

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.
(b)      Reports on Form 8-K.
         A report on Form 8-K was filed on February 11, 2000.

Exhibit                                                             Sequential
  No.                 Description                                    Page No.

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

*2.1(c) First Amendment and Waiver to Securitization Agreements dated as of November 16, 1999, by and between Cone Receivables II LLC, Cone Mills Corporation, Redwood Receivables Corporation and General Electric Capital Corporation, together with all exhibits thereto.

*2.1(d) Second Amendment to Securitization Agreements dated as of January 28, 2000, by and between Cone Receivables II LLC, Cone Mills Corporation, Redwood Receivables Corporation, and General Electric Capital Corporation, together with all exhibits thereto.

  2.1(e)              Third Amendment to Securitization Agreements
                      dated as of March 31, 2000, by and between
                      Cone Receivables II LLC, Cone Mills
                      Corporation, Redwood Receivables Corporation,
                      and General Electric Capital Corporation,
                      together with all exhibits thereto.                 30

  2.1(f)              Fourth Amendment to Securitization Agreement
                      dated as of April 24, 2000 by and between
                      Cone Receivables II LLC, Cone Mills
                      Corporation, Redwood Receivables Corporation,
                      and General Electric Capital Corporation,
                      together with all exhibits thereto.                 35

*2.2(a)               Investment Agreement dated as of
                      June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo

Exhibit                                                             Sequential
  No.                 Description                                     Page No.

                      Garcia Muriel, and Cone Mills
                      Corporation, filed as Exhibit 2.2(a)
                      to Registrant's report on Form 10-Q for
                      the quarter ended July 4, 1993, with
                      exhibits herein numbered 2.2(c),
                      (d), (f), (g), and (j) attached.

*2.2(b)               Commercial Agreement dated as of July 1,
                      1999, among Compania Industrial de
                      Parras, S.A. de C.V., Cone Mills
                      Corporation and Parras Cone de Mexico,
                      S.A.

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

Exhibit                                                             Sequential
  No.                 Description                                     Page No.

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

*3.1                  Restated Articles of Incorporation of
                      the Registrant effective August 25, 1993, filed as Exhibit 4.1 to Registrant's report on Form 10-Q for the quarter ended October 3, 1993.

*3.1(a) Articles of Amendment of the Articles of Incorporation of the Registrant effective October 22, 1999, to fix the designation, preferences, limitations, and relative rights of a series of its Class B Preferred Stock, filed as Exhibit 4.1(a) to Registrant's Report on Form 10-Q for the quarter ended October 3, 1999.

*3.2 Amended and Restated Bylaws of Registrant, effective June 18, 1992, filed as Exhibit
                      3.5 to the Registrant's Registration
                      Statement on Form S-1 (File No. 33-46907).

*4.1 Rights Agreement dated as of October 14, 1999, between the Registrant and First
                      Union National Bank, as Rights Agent,
                      with Form of Articles of Amendment with
                      respect to the Class B Preferred Stock
                      (Series A), the Form of Rights Certificate, and Summary of Rights attached, filed as
                      Exhibit 1 to the Registrant's report on Form
                      8-A dated October 29, 1999.

*4.3 Note Agreement dated as of August 13, 1992, between Cone Mills Corporation and The Prudential Insurance Company of America, with form of 8% promissory note attached, filed as Exhibit 4.01 to the Registrant's report on Form 8-K dated August 13, 1992.

Exhibit                                                             Sequential
  No.                 Description                                     Page No.

*4.3(a) Letter Agreement dated September 11, 1992, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2 to the Registrant's report on Form 8-K dated March 1, 1995.

*4.3(b) Letter Agreement dated July 19, 1993, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3 to the Registrant's report on Form 8-K dated March 1, 1995.

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

*4.3(g)               Letter Agreement dated as of March 30,
                      1996, between the Registrant and The

Exhibit                                                            Sequential
  No.                 Description                                   Page No.

                      Prudential Insurance Company of
                      America, filed as Exhibit 4.3(g) to the
                      Registrant's report on Form 10-Q for
                      the quarter ended March 31, 1996.

*4.3(h)               Letter Agreement dated as of January
                      31, 1997, between the Registrant and
                      The Prudential Insurance Company of
                      America, filed as Exhibit 4.3(h) to
                      the Registrant's report on Form 10-K
                      for the year ended December 29, 1996.

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

Exhibit                                                             Sequential
  No.                 Description                                    Page No.

                      thereto, filed as Exhibit 1 to the
                      Registrant's report on Form 8-K dated
                      February 11, 2000.

*4.4(a) Guaranty Agreement dated as of January 28, 2000, made by Cone Global Finance Corporation, CIPCO S.C., Inc. and Cone Foreign Trading
                      LLC in favor of Bank of America, N.A.
                      as Revolving Credit Agent for the Lenders,
                      The Prudential Insurance Company of America,
                      SunTrust Bank, Morgan Guaranty Trust
                      Company of New York, Wilmington Trust
                      Company, as General Collateral Agent,
                      Bank of America, N.A., as Priority
                      Collateral Agent, and Atlantic Financial
                      Group, Ltd., together with all exhibits
                      thereto, filed as Exhibit 2 to the
                      Registrant's report on Form 8-K dated
                      February 11, 2000.

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

Exhibit                                                             Sequential
  No.                 Description                                    Page No.

*4.4(f)               Deed of Trust, Security Agreement, Fixture
                      Filing, Assignment of Leases and Rents and
                      Financing Statement dated as of January 28,
                      2000, between Cone Mills Corporation, as Grantor, TIM, Inc., as Trustee, Wilmington Trust
                      Company, as General Collateral Agent, and
                      Bank of America, N.A., as Designated
                      Collateral Subagent, together with all
                      exhibits thereto, filed as Exhibit 7 to
                      the Registrant's report on Form 8-K dated
                      February 11, 2000.

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

*4.4(h) Termination Agreement dated as of January 28, 2000, between the Registrant and Morgan Guaranty Trust Company of New York, as Agent for various banks terminating the Credit Agent dated August 7, 1997.

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

*10.9                 1994 Stock Option Plan for Non-
                      Employee Directors of Registrant, filed
                      as Exhibit 10.9 to Registrant's report

Exhibit                                                             Sequential
  No.                 Description                                     Page No.

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

Exhibit                                                             Sequential
  No.                 Description                                    Page No.

                      Report on Form 8-K dated February 11, 2000.

10.18 2000 Stock Compensation Plan for Non-Employee Directors of Registrant dated as of May 9,
                      2000.                                             51

27                    Financial Data Schedule                           58


__________________________________________

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



                                            CONE MILLS CORPORATION
                                            (Registrant)


Date:      May 15, 2000                     /s/ Gary L. Smith
                                            Gary L. Smith
                                            Executive Vice President and
                                            Chief Financial Officer