Form 10-Q
period 2000-07-02
CONE MILLS CORP
filed 2000-08-15
CIK 23304

Page 1 of 33
                                                 Index to Exhibits - Pages 20-31


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of July 28, 2000:
25,496,859 shares.

                             CONE MILLS CORPORATION

                                      INDEX

                                                                         Page
                                                                         Number

PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Condensed Statements of Operations
              Thirteen and twenty-six weeks ended July 2, 2000 and
              July 4, 1999 (Unaudited)........................................3

              Consolidated Condensed Balance Sheets
              July 2, 2000 and July 4, 1999 (Unaudited)
              and January 2, 2000.............................................4

              Consolidated  Condensed  Statements of Cash Flows
              Twenty-six weeks ended July 2, 2000 and July 4, 1999
              (Unaudited).....................................................5

              Notes to Consolidated Condensed Financial Statements
              (Unaudited).....................................................6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................12

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk  .........................................................19


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................19
Item 6.       Exhibits and Reports on Form 8-K...............................19

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                             Thirteen      Thirteen     Twenty-Six     Twenty-Six
                                                           Weeks Ended   Weeks Ended   Weeks Ended    Weeks Ended
                                                           July 2, 2000  July 4, 1999  July 2, 2000   July 4, 1999
------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Net Sales                                                   $ 161,549     $ 174,492     $ 303,226      $ 331,749

Cost of Goods Sold                                            141,957       160,249       266,533        302,163
                                                           -------------------------------------------------------
Gross Profit                                                   19,592        14,243        36,693         29,586

Selling and Administrative                                     12,753        11,725        26,179         25,030
Restructuring and Impairment of Assets                             -             -           (332)        12,917
                                                           -------------------------------------------------------
Income (Loss) from Operations                                   6,839         2,518        10,846         (8,361)
                                                           -------------------------------------------------------
Other Income (Expense)
   Interest income                                                272           446           642            876
   Interest expense                                            (4,826        (3,517)       (9,497)        (7,157)
   Other expense                                               (1,148)           -         (1,955)            -
                                                           -------------------------------------------------------
                                                               (5,702)       (3,071)      (10,810)        (6,281)
                                                           -------------------------------------------------------

Income (Loss) before Income Taxes (Benefit), Equity in
   Earnings of Unconsolidated Affiliate and Cumulative
   Effect of Accounting Change                                  1,137          (553)           36        (14,642)
Income Taxes (Benefit)                                            386          (177)           12         (4,967)
                                                           -------------------------------------------------------
Income (Loss) before Equity in Earnings of Unconsolidated
   Affiliate and Cumulative Effect of Accounting Change           751          (376)           24         (9,675)
Equity in Earnings of Unconsolidated Affiliate                    775         1,090         1,225          1,957
                                                           -------------------------------------------------------
Income (Loss) before Cumulative Effect of Accounting Change     1,526           714         1,249         (7,718)

Cumulative Effect of Accounting Change                             -             -             -          (1,038)
                                                           -------------------------------------------------------
Net Income (Loss)                                           $   1,526     $     714     $   1,249      $  (8,756)
                                                           -------------------------------------------------------
Income (Loss) Available to Common Shareholders
   Income (Loss) before Cumulative Effect of Accounting
     Change                                                 $     431     $     (76)    $    (553)     $  (9,228)
   Cumulative Effect of Accounting Change                          -             -             -          (1,038)
                                                           -------------------------------------------------------
   Net Income (Loss)                                        $     431     $     (76)    $    (553)     $ (10,266)
                                                           -------------------------------------------------------
Earnings (Loss) Per Share - Basic and Diluted
   Income (Loss) before Cumulative Effect of Accounting
     Change                                                 $    0.02     $      -      $   (0.02)     $   (0.36)
   Cumulative Effect of Accounting Change                          -             -             -           (0.04)
                                                           -------------------------------------------------------
   Net Income (Loss)                                        $    0.02     $      -      $   (0.02)     $   (0.40)
                                                           -------------------------------------------------------
Weighted-Average Common Shares Outstanding
   Basic                                                       25,487        25,442        25,483         25,437
                                                           -------------------------------------------------------
   Diluted                                                     25,648        25,442        25,483         25,437
                                                           -------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                           July 2,       July 4,      January 2,
                                                                            2000          1999          2000
------------------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)   (Unaudited)      (Note)
ASSETS
   Current Assets
     Cash                                                                 $   2,681     $   3,992      $   1,267
     Accounts receivable, less allowance of $5,050; 1999, $3,300
       and $5,050                                                            55,193        35,184         47,531
     Subordinated note receivable                                                -         22,115             -
     Inventories                                                            115,783       113,718        110,613
     Other current assets                                                     9,996        14,774          6,149
                                                                         -----------------------------------------
       Total Current Assets                                                 183,653       189,783        165,560

   Investments in Unconsolidated Affiliates                                  50,277        46,408         46,815
   Other Assets                                                              37,816        36,556         38,964
   Property, Plant and Equipment                                            210,483       225,194        221,458
                                                                         -----------------------------------------
                                                                          $ 482,229     $ 497,941      $ 472,797
                                                                         -----------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of long-term debt                                 $   2,932     $  10,714      $  79,714
     Accounts payable                                                        53,114        38,944         26,849
     Sundry accounts payable and accrued liabilities                         27,602        45,703         33,866
     Deferred income taxes                                                   12,406        16,979          9,894
                                                                         -----------------------------------------

       Total Current Liabilities                                             96,054       112,340        150,323

   Long-Term Debt                                                           185,120       171,608        119,115
   Deferred Income Taxes                                                     33,042        31,377         33,916
   Other Liabilities                                                         11,772        10,784         11,958

   Stockholders' Equity
     Class A preferred stock - $100 par value; authorized
       1,500,000  shares; issued and outstanding 357,700 shares;
       1999, 395,558 shares and 355,635 shares                               35,770        39,556         35,564
     Class B preferred stock - no par value; authorized
       5,000,000 shares                                                          -             -              -
     Common stock - $.10 par value; authorized 42,700,000
       shares; issued and outstanding 25,490,660 shares;
       1999, 25,485,517 shares and 25,479,717 shares                          2,549         2,549          2,548
     Capital in excess of par                                                57,492        57,522         57,435
     Retained earnings                                                       69,118        81,208         70,776
     Deferred compensation - restricted stock                                  (171)         (486)          (321)
     Accumulated other comprehensive loss, currency translation adjustment   (8,517)       (8,517)        (8,517)
                                                                         -----------------------------------------
       Total Stockholders' Equity                                           156,241       171,832        157,485
                                                                         -----------------------------------------
                                                                          $ 482,229     $ 497,941      $ 472,797
                                                                         -----------------------------------------

Note: The balance sheet at January 2, 2000, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                        Twenty-Six      Twenty-Six
                                                                                       Weeks Ended     Weeks Ended
                                                                                       July 2, 2000    July 4, 1999

------------------------------------------------------------------------------------------------------------------
                                                                                       (Unaudited)     (Unaudited)

CASH PROVIDED BY (USED IN) OPERATIONS                                                   $  21,487       $  (5,699)
                                                                                       ---------------------------
INVESTING
   Investments in unconsolidated affiliates                                                (2,237)             -
   Proceeds from sale of property, plant and equipment                                      2,306           2,660
   Capital expenditures                                                                    (2,128)         (3,970)
                                                                                       ---------------------------
     Cash used in investing                                                                (2,059)         (1,310)
                                                                                       ---------------------------
FINANCING
   Net payments under line of credit agreements                                                -           (1,000)
   Increase (decrease) in checks issued in excess of deposits                              (4,391)          2,755
   Proceeds from (payments on) long-term debt borrowings                                  (11,000)         10,000
   Proceeds from issuance of common stock                                                      78             326
   Purchase of outstanding common stock                                                        -              (45)
   Dividends paid - Class A Preferred                                                         (62)            (38)
   Redemption of Class A Preferred stock                                                   (2,639)         (1,636)
                                                                                       ---------------------------
     Cash provided by (used in) financing                                                 (18,014)         10,362
                                                                                       ---------------------------
     Net change in cash                                                                     1,414           3,353

Cash at Beginning of Period                                                                 1,267             639
                                                                                       ---------------------------
Cash at End of Period                                                                   $   2,681      $    3,992
                                                                                       ---------------------------
Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                                             $   9,514      $    7,281
                                                                                       ---------------------------
   Income taxes, net of refunds                                                         $    (220)     $      482
                                                                                       ---------------------------
Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                                             $   2,845      $    2,797
                                                                                       ---------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation (the "Company") consolidated condensed financial statements for July 2, 2000 and July 4, 1999 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at July 2, 2000, July 4, 1999, and January 2, 2000, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended July 2, 2000 and July 4, 1999 and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in the Company's annual report on Form 10-K for fiscal year 1999.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB No. 101). SAB No. 101 summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. The Company will adopt SAB No. 101 when required in the fourth quarter of 2000. Management believes the adoption of SAB No. 101 will not have a significant effect on its financial statements.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at July 2, 2000 and July 4, 1999 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                             7/2/00         7/4/99          1/2/00

Greige and finished goods               $  77,120      $  81,031       $  78,973
Work in process                             4,371          6,993           4,821
Raw materials                              22,199         14,331          15,523
Supplies and other                         12,093         11,363          11,296
                                        $ 115,783      $ 113,718       $ 110,613

Note 3.  Long-Term Debt

(in thousands)                             7/2/00         7/4/99          1/2/00

Senior Note                             $  32,144      $  42,858       $  32,144
Revolving Credit Agreement                 58,000         42,000          69,000
8-1/8% Debentures                          97,908         97,464          97,685
                                          188,052        182,322         198,829
Less current maturities                     2,932         10,714          79,714
                                        $ 185,120      $ 171,608       $ 119,115

On July 14, 2000, the Company amended its Revolving Credit Agreement to extend the maturity date to August 7, 2001. At the same time, the Company amended its Senior Note debt payment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the August 7, 2001, payment. In addition, the interest rate on the Senior Note was increased to 11.7% from 11.0%.

Note 4.  Class A Preferred Stock

On February 11, 2000, the Company declared an 8.0% stock dividend on the Company's Class A Preferred Stock, which was paid on March 31, 2000. The dividend was charged to retained earnings in the amount of approximately $2.8 million. The 2001 dividend rate for Class A Preferred Stock is 11.75%, payable March 31, 2001.

Note 5.  Depreciation and Amortization

The following table presents depreciation and amortization included in the consolidated condensed statements of operations.

(in thousands)       Thirteen        Thirteen        Twenty-Six       Twenty-Six
                    Weeks Ended     Weeks Ended     Weeks Ended      Weeks Ended
                      7/2/00          7/4/99          7/2/00           7/4/99

Depreciation          $ 5,721         $ 5,902        $ 11,687         $ 13,092
Amortization              451             450             905              902
                      $ 6,172         $ 6,352        $ 12,592         $ 13,994

Note 6. Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

(in thousands, except                          Thirteen                Thirteen
  per share data)                            Weeks Ended             Weeks Ended
                                                7/2/00                  7/4/99
Income before cumulative effect of
  accounting change                           $  1,526                $    714
Preferred stock dividends                       (1,095)                (   790)

Basic EPS - income (loss) available to
  common shareholders                              431                 (    76)
Effect of dilutive securities                       -                       -

Diluted EPS - income (loss) available
  to common shareholders after assumed
  conversions                                 $    431                $(    76)

Determination of shares:

Basic EPS - weighted-average shares             25,487                  25,442
Effect of dilutive securities                      161                      -

Diluted EPS - adjusted weighted-average
  shares after assumed conversions              25,648                  25,442

Earnings per share - basic and diluted        $    .02                $     -

The following table sets forth the computation of basic and diluted loss per common share ("EPS").

(in thousands, except                        Twenty-Six              Twenty-Six
  per share data)                            Weeks Ended             Weeks Ended
                                               7/2/00                  7/4/99
Income (loss) before cumulative effect
  of accounting change                        $  1,249                $( 7,718)
Preferred stock dividends                       (1,802)                ( 1,510)

Loss before cumulative effect of accounting
  change available to common shareholders       (  553)                ( 9,228)
Cumulative effect of accounting change              -                  ( 1,038)

Basic EPS - loss available to common
  shareholders                                  (  553)                (10,266)
Effect of dilutive securities                       -                       -

Diluted EPS - loss available to common
  shareholders after assumed conversions      $ (  553)               $(10,266)

Determination of shares:

Basic EPS - weighted-average shares             25,483                  25,437
Effect of dilutive securities                       -                       -

Diluted EPS - adjusted weighted-average
  shares after assumed conversions              25,483                  25,437

Loss per share - basic and diluted
  Loss before cumulative effect of
    accounting change                         $ (  .02)               $(   .36)
  Cumulative effect of accounting change            -                  (   .04)

  Net loss                                    $ (  .02)               $(   .40)

Common stock options outstanding at July 2, 2000, were not included in the computation of diluted loss per share for the twenty-six weeks period because to do so would have been antidilutive. Common stock options at July 4, 1999, were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Note 7.  Segment Information

The Company has three principal business segments which are based upon organizational structure: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliate is included in the denim and khaki segment. Restructuring and impairment of assets, unallocated expenses, interest, income taxes and cumulative effect of accounting change are not included in segment operating income (loss).

Net sales and income (loss) from operations for the Company's operating segments are as follows:

(in thousands)                                Thirteen                Thirteen
                                             Weeks Ended             Weeks Ended
                                                7/2/00                  7/4/99
Net Sales

Denim and Khaki                               $121,995                $127,238
Commission Finishing                            23,646                  26,403
Decorative Fabrics                              19,973                  17,763
Yarn-Dyed Products                                  -                    6,565
Other                                              361                     428
                                               165,975                 178,397
Less Intersegment Sales                          4,426                   3,905
                                              $161,549                $174,492
Income (Loss) from Operations

Denim and Khaki                               $  8,681                $  7,251
Commission Finishing                                57                 ( 1,716)
Decorative Fabrics                             (   292)                    369
Yarn-Dyed Products                                   -                 (   528)
Other                                          (    20)                (    29)
Unallocated Expenses                           (   812)                ( 1,739)
                                                 7,614                   3,608
Restructuring and Impairment of Assets              -                       -
                                                 7,614                   3,608
Less Equity in Earnings of
  Unconsolidated Affiliate                         775                   1,090
                                                 6,839                   2,518
Other Expense, Net                             ( 5,702)                ( 3,071)

Income (Loss) before Income Taxes
  (Benefit), Equity in Earnings of
  Unconsolidated Affiliate and
  Cumulative Effect of Accounting Change      $  1,137                $(   553)

(in thousands)                               Twenty-Six              Twenty-Six
                                             Weeks Ended             Weeks Ended
                                               7/2/00                  7/4/99
Net Sales

Denim and Khaki                               $226,257                $239,873
Commission Finishing                            44,449                  52,241
Decorative Fabrics                              39,522                  34,348
Yarn-Dyed Products                                  10                  14,071
Other                                              644                     900
                                               310,882                 341,433
Less Intersegment Sales                          7,656                   9,684
                                              $303,226                $331,749
Income (Loss) from Operations

Denim and Khaki                               $ 14,017                $ 16,567
Commission Finishing                           (   782)                ( 3,672)
Decorative Fabrics                             (   508)                    873
Yarn-Dyed Products                             (    60)                ( 3,805)
Other                                              672                 (   258)
Unallocated Expenses                           ( 1,600)                ( 3,192)
                                                11,739                   6,513
Restructuring and Impairment of Assets             332                 (12,917)
                                                12,071                 ( 6,404)
Less Equity in Earnings of
  Unconsolidated Affiliate                       1,225                   1,957
                                                10,846                 ( 8,361)
Other Expense, Net                             (10,810)                ( 6,281)

Income (Loss) before Income Taxes
  (Benefit), Equity in Earnings of
  Unconsolidated Affiliate and
  Cumulative Effect of Accounting Change      $     36                $(14,642)

Note 8.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

(in thousands)                                Thirteen                Thirteen
                                             Weeks Ended             Weeks Ended
                                               7/2/00                  7/4/99

Net income (loss)                             $  1,526                $    714
Other comprehensive loss,
  currency translation adjustment                   -                   (   17)
                                              $  1,526                $    697

(in thousands)                               Twenty-Six              Twenty-Six
                                             Weeks Ended             Weeks Ended
                                               7/2/00                  7/4/99

Net income (loss)                             $  1,249                $ (8,756)
Other comprehensive loss,
  currency translation adjustment                   -                   (   19)
                                              $  1,249                $ (8,775)

Note 9.  Securitization of Accounts Receivable

On April 24, 2000, the Company amended the securitization agreements to include certain additional trade receivables related to the ongoing purchase and subsequent resale by Cone Receivables II LLC. Effective with this amendment, purchases by Redwood Receivables Corporation may provide proceeds of up to $60 million at any point in time. As of July 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $60 million.

Note 10.  Exchange Offer and Consent Solicitation for the 8-1/8%
          Debentures

On August 4, 2000, the Company filed with the SEC an offering to holders of its 8-1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the Debentures and its new secured subordinated debentures and its common stock for up to $85 million of the Debentures.

Item 2.
                             MANAGEMENT'S DISCUSSION

                       AND ANALYSIS OF FINANCIAL CONDITION

                            AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Second Quarter Ended July 2, 2000 Compared with Second Quarter Ended July 4,
1999

For the second quarter of 2000, Cone Mills had sales of $161.5 million, down 7% from sales of $174.5 million for the second quarter of 1999. Excluding sales of businesses exited in 1999, sales for the second quarter of 2000 were down less than 2% from 1999 amounts. Lower denim prices and weak sales at the Raytex finishing plant, partially offset by improved jacquard sales, account for the sales decrease.

Gross profit for the second quarter of 2000 increased to 12.1% of sales, as compared with 8.2% for the previous year. The improvement was primarily the result of better operating results in the denim and khaki segment and in commission finishing and the realization of savings from the 1999 comprehensive restructuring program. These savings include the reconfiguration of overhead structures, restructuring at Carlisle, yarn outsourcing and the exit from the yarn-dyed shirtings product line.

Segment  Information.  The  Company  has three  principal  business  segments:
1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999. (See Note 7 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim and Khaki. Denim and khaki segment sales revenues for the second quarter of 2000 were $122.0 million, down 4.1% from second-quarter 1999 sales of $127.2 million. While sales volume returned to levels equivalent to second-quarter 1999, revenues were adversely affected by lower denim prices, the result of the industry downturn in the second half of 1999. Operating income for the denim and khaki segment increased to $8.7 million, or 7.1% of sales for the most recent quarter, as compared with $7.3 million, or 5.7% of sales for the second quarter of 1999. The increased earnings resulted primarily from the reduction of losses in khaki operations and improved operating performance in denim manufacturing in 2000. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

         Commission Finishing. Outside sales of the commission finishing segment were $19.2 million for the second quarter of 2000, down 14.6% from sales of $22.5 million for the second quarter of 1999. Operating losses and lower sales were experienced at Raytex, resulting from weaker demand for top-of-bed prints and manufacturing difficulties associated with new equipment. Despite the sales shortfall, the segment had an operating profit of $.1 million for the second quarter of 2000, as compared with a loss of $1.7 million for the second quarter of 1999. The entire profit was attributable to the Carlisle finishing plant, which had much improved operating results for the most recent quarter, the result of cost reduction and improved efficiency and quality. The Carlisle profit was partially offset by losses at Raytex.

         Decorative Fabrics. For the second quarter of 2000, sales of the decorative fabrics segment were $20.0 million, up 12.4%, as compared with second-quarter 1999 sales of $17.8 million. The increase was the result of continued growth in jacquards. The decorative fabrics segment had an operating loss of $.3 million for the second quarter of 2000, as compared with a $.4 million operating profit for the previous year. John Wolf sales were down as strong products in 1999 have moved late in their product life cycles and restyling efforts have not had an opportunity to be introduced into the marketplace. Jacquards had a less profitable sales mix and difficulties associated with outside weaving and finishing.

         Yarn-Dyed Products. As part of the 1999 comprehensive restructuring program, the Company ceased manufacturing yarn-dyed products and exited the business in 1999. For the second quarter of 1999, sales of yarn-dyed products were $6.6 million and the operating loss for the segment was $.5 million.

Selling and administrative expenses for the second quarter of 2000 were $12.8 million, or 7.9% of sales, as compared with $11.7 million, or 6.7% of sales, in second quarter 1999. Expenses associated with the Company's financial agreements and lower denim prices on essentially the same sales yards resulted in selling and administrative expenses increasing as a percent of sales.

For the second quarter of 2000, EBITDA, defined as income (loss) from operations before depreciation and amortization, was $13.0 million. For comparison, EBITDA for the second quarter of 1999 was $8.9 million. However, excluding restructuring charges, related expenses, inventory writedowns and operating losses associated with businesses exited, the Company had a pro forma EBITDA in the second quarter of 1999 of $11.6 million.

Interest expense for the second quarter of 2000 was $4.8 million, up 37% from $3.5 million for the second quarter of 1999. The increase in interest expense was primarily the result of increases in rates under new lending agreements and market rates. Other expenses of $1.1 million recognized in the second quarter of 2000 were the ongoing expenses of the new accounts receivable securitization program, which began September 1999.

In the second quarter of 2000, income taxes as a percent of taxable income were 34%. In the second quarter of 1999, the income tax benefit as a percent of the taxable loss was 34%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $.8 million for the second quarter of 2000, as compared with $1.1 million for the second quarter of 1999.

For the second quarter of 2000, the Company had net income of $1.5 million before preferred dividends as compared to net income of $.7 million in second quarter 1999. After preferred dividends, the Company reported earnings of $.02 per share in the 2000 period as compared with breakeven per share results in 1999.

The dividend rate on the preferred stock is 11.75% for 2000 as compared with 8.00% for 1999. This increase reflects changes in the Company's credit rating and increases in market interest rates.

Six Months Ended July 2, 2000 Compared with Six Months Ended July 4, 1999

For the first six months of 2000, Cone Mills had sales of $303.2 million, down 9% from sales of $331.7 million for the first six months of 1999. Excluding sales of businesses exited in 1999, sales for the first six months of 2000 were down 2.0% from 1999 amounts. Lower denim prices and weak sales at our Raytex finishing plant, partially offset by improved jacquard sales, account for the sales decrease.

Gross profit for the first six months of 2000 increased to 12.1% of sales, as compared with 8.9% for the previous year. The improvement was primarily due to better operating results in commission finishing and the realization of savings from the 1999 comprehensive restructuring program. These savings include the reconfiguration of overhead structures, restructuring at Carlisle, yarn outsourcing and the exit of the yarn-dyed shirtings product line.

Segment  Information.  The  Company  has three  principal  business  segments:
1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999. (See Note 7 to Notes to Consolidated Condensed Financial Statements included in Part I,
Item 1.)

         Denim and Khaki. Denim and khaki segment sales revenues for the first six months of 2000 were $226.3 million, down 5.7% from the first six months of 1999 sales of $239.9 million. While sales yards were essentially flat year-over-year, revenues were adversely affected by lower denim prices, the result of industry supply/demand imbalances and declining cotton costs which were passed on to customers because of market conditions. Operating income for the denim and khaki segment was $14.0 million, or 6.2% of sales for the 2000 period, as compared with $16.6 million, or 6.9% of sales for the 1999 period. The decline resulted primarily from lower denim prices, partially offset by the reduction of losses in khaki operations. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

         Commission Finishing. Outside sales of the commission finishing segment were $36.8 million for the first six months of 2000, down 13.5% from the first six months of 1999. Lower sales at the Raytex finishing plant, resulting from weaker demand in top-of-bed prints, accounted for the decline. Carlisle sales to outside customers increased by approximately 4% in the first six months of 2000, as compared with the 1999 period. Operating results for the segment improved as the Carlisle plant had a profit, as compared with a significant loss for the previous year, mitigating the volume shortfall and losses at Raytex. Losses for this segment were reduced from $3.7 million for the first six months of 1999 to a loss of $.8 million for the most recent period.

         Decorative Fabrics. For the first six months of 2000, sales of the decorative fabrics segment rose by 15.1% to $39.5 million, the result of continued growth in jacquards. John Wolf sales were down as strong products in 1999 have moved late in their product life cycles and restyling efforts have not had an opportunity to be introduced into the marketplace. Due to the sales decline at John Wolf and a less profitable mix at Jacquards along with difficulties associated with outside weaving and finishing the segment reported an operating loss of $.5 million in 2000 as compared with an operating profit of $.9 million in 1999.

         Yarn-Dyed Products. As part of the 1999 comprehensive restructuring program, the Company ceased manufacturing yarn-dyed products and exited the business in 1999. For the first six months of 1999, sales of yarn-dyed products were $14.1 million and the operating loss for the segment was $3.8 million.

Selling and administrative expenses for the first six months of 2000 were $26.2 million, or 8.6% of sales, as compared with $25.0 million, or 7.5% of sales in the first six months of 1999. Expenses associated with the Company's financial agreements, certain performance-based compensation accruals and lower denim prices on essentially the same sales yards resulted in selling and administrative expenses increasing as a percent of sales.

For the first  six  months  of 2000,  EBITDA,  defined  as  income  (loss)  from operations before depreciation and amortization, was $23.4 million. For comparison, EBITDA for the first six months of 1999 was $5.6 million. However, excluding restructuring charges, related expenses, inventory writedowns and operating losses associated with businesses exited, the Company had a pro forma EBITDA in the first six months of 1999 of $ 25.9 million.

Interest expense for the first six months of 2000 was $9.5 million, up 33% from $7.2 million for the first six months of 1999. The increase in interest expense was primarily the result of increases in rates under new lending agreements and market rates. Other expenses of $2.0 million recognized in the first six months of 2000 were the ongoing expenses of the new accounts receivable securitization program, which began September 1999.

In the first six months of 2000, income taxes as a percent of taxable income were 34%. In the first six months of 1999, the income tax benefit as a percent of the taxable loss was 34%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $1.2 million for the first six months of 2000, as compared with $2.0 million for the first six months of 1999 before the cumulative effect of an accounting change.

For the first six months of 2000, the Company had net income of $1.2 million, or a loss of $.02 per share after preferred dividends. For comparison, for the first six months of 1999 the Company reported a net loss of $8.8 million, or $.40 per share after preferred dividends. Excluding restructuring and related expenses, and the cumulative effect of an accounting change, the Company had pro forma earnings of $.10 per share for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, an $80 million Revolving

Credit Facility ("Revolving Credit Facility") of which approximately $20 million was available on July 2, 2000, and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999, and amended on April 24, 2000, with Cone Receivables II LLC, Redwood Receivables Corporation ("Redwood"), and General Electric Capital Corporation.

On January 28, 2000, the Company entered into a new $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent. The Revolving Credit Facility was secured by Company assets and was to mature on August 7, 2000. This date was subsequently extended to August 7, 2001. Interest rates were increased to market levels and new covenants were set.

At the same time the Company entered into the new Revolving Credit Facility, its Senior Notes and 8-1/8% Debentures were ratably secured with the bank facility.

On April 24, 2000, the Company amended the Receivables Agreement increasing the facility from $50 million to $60 million. In addition to increasing the commitment, the Company modified other provisions of the Agreement to allow it to utilize more fully the entire facility.

On July 14, 2000, the Company amended its Revolving Credit Facility to extend the maturity date to August 7, 2001. At the same time, the Company amended its Senior Note debt repayment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the August 7, 2001, payment. In addition, the commitment on the Revolving Credit Facility was reduced to $73.5 million on August 7, 2000. The interest rate on the Senior Note was increased to 11.7% from 11.0%.

Financing agreements of the Company prohibit the Company from paying dividends on its Common Stock.

During the first six months of 2000, the Company generated cash from operations, before changes in working capital, of $13.5 million, as compared with $1.3 million during the first six months of 1999. In the 2000 period, working capital decreased by $8.0 million. Uses of cash in the 2000 period included $4.4 million for domestic capital expenditures and investment to develop the Company's joint venture industrial park in Mexico, and $2.6 million for the redemption of preferred stock.

The Company believes that internally generated operating cash flow and funds available under its credit facilities will be sufficient to meet its needs for working capital, capital spending permitted under the terms of the Revolving Credit Facility and debt repayments. Liquidity is predicated on the Company meeting its operating targets in 2000 and further reductions in inventories.

On August 4, 2000, the Company filed with the SEC an offering to holders of its 8-1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the debentures and its new secured subordinated debentures and common stock for up to $85 million of the debentures. In addition, the exchange includes a consent to make certain changes in the indenture governing the 8-1/8% Debentures and a modification of the collateral currently securing the debentures. The principal purpose of the transaction is to enable the Company to revise its debt structure in a manner that should provide more flexibility and should permit the Company to obtain financing necessary for its proposed expansion into Mexico. While management believes that it will be able to obtain the appropriate financing for its Mexican initiative, there is no assurance that the Company will obtain financing on terms and conditions acceptable to the Company.

On July 2, 2000, the Company's long-term capital structure consisted of $188.1 million of long-term debt (including current maturities) and $156.2 million of stockholders' equity. For comparison, on July 4, 1999, the Company had $182.3 million of long-term debt (including current maturities) and $171.8 million of stockholders' equity. Long-term debt (including current maturities) as a percentage of long-term debt and stockholders' equity was 55% at July 2, 2000, as compared with 51% at July 4, 1999.

Accounts and note receivable on July 2, 2000, were $55.2 million, as compared with $57.3 million at July 4, 1999. Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 67 days of sales outstanding at July 2, 2000 and 58 days at July 4, 1999. The increase in days of sales outstanding primarily reflects a change in customer sales mix with fewer customers paying in advance of due date.

Inventories on July 2, 2000, were $115.8 million, up $2.1 million from $113.7 million at July 4, 1999.

For the first six months of 2000, domestic capital spending was $2.1 million compared to $4.0 million for the 1999 period. Domestic capital spending in 2000 is expected to be approximately $12 million. In addition to the 2000 domestic capital spending budget, the Company expects to spend approximately $8 million for investments in international initiatives of which $2.3 million was invested in the first six months of 2000.

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

     Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, (iv) the Company's relationships with Levi Strauss as its major customer, (v) the Company's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) successful completion of the Exchange Offer and Consent Solicitation for the 8-1/8% Debentures, (vii) increases in prevailing interest rates, and
     (viii) the inability to continue the cost savings associated with the Company's restructuring initiatives. For a further description of these risks see the Company's 1999 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

(b)      Reports on Form 8-K.
         None

Exhibit                                                               Sequential
  No.                 Description                                       Page No.

*2.1 Receivables Purchase and Servicing Agreement dated as of September 1, 1999, by and among Cone Receivables II LLC, as Seller, Redwood Receivables Corporation, as Purchaser, the Registrant, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, filed as Exhibit 2.1(h) to Registrant's report on Form 10-Q for the quarter ended October 3, 1999.

*2.2 Receivables Transfer Agreement dated as of September 1, 1999, by and among the Registrant, any other Originator Party hereto, and Cone Receivables II LLC, filed as Exhibit 2.1(i) to Registrant's report on Form 10-Q for the quarter ended October 3, 1999.

*2.3.1 First Amendment and Waiver to Securitization Agreements dated as of November 16, 1999, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation and General Electric Capital Corporation, together with all exhibits thereto, filed as
                     Exhibit 2.1(c) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.

*2.3.2 Second Amendment to Securitization Agreements dated as of January 28, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, together will all exhibits thereto, filed as Exhibit 2.1(d) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.

*2.3.3 Third Amendment to Securitization Agreements dated as of March 31, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(e) to Registrant's report on Form 10-Q for the quarter ended April 2, 2000.

*2.3.4 Fourth Amendment to Securitization Agreement dated as of April 24, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric

  Exhibit                                                             Sequential
  No.                Description                                       Page No.

                     Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(f) to Registrant's report on Form 10-Q for the quarter ended
                     April 2, 2000.

*2.3.5 Fifth Amendment to Securitization Agreements dated as of June 30, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, filed as Exhibit 2.3.5 to Registrant's Registration statement on Form S-4 (file No. 333-43014).

*2.4 Investment Agreement dated as of June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr. Rodolfo Garcia Muriel, and the Registrant, filed as Exhibit 2.2(a) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

*2.5 Commercial Agreement dated as of July 1, 1999, among Compania Industrial de Parras, S.A. de C.V., the Registrant, and Parras Cone de Mexico, S.A., filed as Exhibit 2.2(b) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.

*2.6 Guaranty Agreement dated as of June 25, 1993, between the Registrant and Compania Industrial de Parras, S.A. de C.V., filed as Exhibit 2.2(c) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

*2.7 Joint Venture Agreement dated as of June 25, 1993, between Compania Industrial de Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as
                     Exhibit 2.2(d) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

*2.7.1 First Amendment to Joint Venture Agreement dated as of June 14, 1995, between Compania Industrial de Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(e) to the Registrant's report on Form 10-Q for the quarter ended July 2, 1995.

*2.8 Joint Venture Registration Rights Agreement dated as of June 25, 1993, among Parras Cone de Mexico, S.A., Compania Industrial de Parras, S.A. de C.V. and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(e) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*2.9                 Parras Registration Rights Agreement
                     dated as of June 25, 1993, between Compania
                     Industrial de Parras, S.A. de C.V. and
                     the Registrant, filed as Exhibit
                     2.2(f) to the Registrant's report on Form
                     10-Q for the quarter ended July 4, 1993.

*2.10                Support Agreement dated as of June 25,
                     1993, among the Registrant, Sr. Rodolfo L.
                     Garcia, Sr. Rodolfo Garcia Muriel and
                     certain other person listed therein
                     ("private stockholders"), filed
                     as Exhibit 2.2(g) to Registrant's
                     report on Form 10-Q for the quarter
                     ended July 4, 1993.

*3.1                 Restated Articles of Incorporation of the
                     Registrant effective August 25, 1993, filed as Exhibit 4.1 to Registrant's report on Form 10-Q for the quarter ended October 3, 1993.

*3.1.1 Articles of Amendment of the Articles of Incorporation of the Registrant effective October 22, 1999, to fix the designation, preferences, limitations, and relative rights of a series of its Class B Preferred Stock, filed as Exhibit 4.1(a) to Registrant's report on Form 10-Q for the quarter ended October 3, 1999.

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

*4.2 Note Agreement dated as of August 13, 1992, between the Registrant and The Prudential
                     Insurance Company of America, with form of

Exhibit                                                               Sequential
  No.                Description                                       Page No.

                     8% promissory note attached,  filed as Exhibit
                     4.01 to the Registrant's report on Form 8-K dated August 13, 1992.

*4.2.1 Letter Agreement dated September 11, 1992, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2 to the Registrant's report on Form 8-K dated March 1, 1995.

*4.2.2 Letter Agreement dated July 19, 1993, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3 to the Registrant's report on Form 8-K dated March 1, 1995.

*4.2.3 Letter Agreement dated June 30, 1994, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.4 to the Registrant's report on Form 8-K dated March 1, 1995.

*4.2.4 Letter Agreement dated November 14, 1994, amending the Note Agreement dated
                     August 13, 1992, between the Registrant
                     and The Prudential Insurance Company of
                     America, filed as Exhibit 4.5 to the
                     Registrant's report on Form 8-K dated
                     March 1, 1995.

*4.2.5 Letter Agreement dated as of June 30, 1995, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(e) to the Registrant's report on Form 10-Q for the quarter ended July 2, 1995.

*4.2.6 Letter Agreement dated as of June 30, 1995, between the Registrant and The Prudential Insurance Company of America superseding Letter Agreement, filed as Exhibit 4.3(e) to the Registrant's report on Form 10-Q

Exhibit                                                               Sequential
  No.                Description                                       Page No.

                     for the quarter ended July 2, 1995.

*4.2.7 Letter Agreement dated as of March 30, 1996, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(g) to the Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*4.2.8 Letter Agreement dated as of January 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(h) to the Registrant's report on Form 10-K for the year ended December 29, 1996.

*4.2.9 Letter Agreement dated as of July 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(i) to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*4.2.10              Modification to Note Agreement dated
                     as of February 14, 1998, between the
                     Registrant and The Prudential
                     Insurance Company of America, filed as
                     Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ended March 29, 1998.

*4.2.11 Letter Agreement dated as of September 1, 1999, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential
                     Insurance Company of America, filed as Exhibit 4.3(i) on Form 10-Q for the quarter ended
                     October 3, 1999.

*4.2.12 Amendment of 1992 Note Agreement dated as of January 28, 2000, by and among the Registrant and The Prudential Insurance Company of America, together with all exhibits thereto, filed as
                     Exhibit 9 to the Registrant's report on Form
                     8-K dated February 11, 2000.

*4.2.13 Waiver under Note Agreement dated as of July 3, 2000, by and among the Registrant and The
                     Prudential Insurance Company of America, filed as Exhibit 4.2.13 to Registrant's
                     Registration

Exhibit                                                               Sequential
  No.                Description                                       Page No.

                     Statement on Form S-4 (file 333-43014)

*4.2.14              Amendment of 1992 Note Agreement dated as of
                     July 14, 2000, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.14 to Registrant's
                     Registration Statement on Form S-4 (file
                     333-43014)

*4.3 Credit Agreement dated as of January 28, 2000, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender and the Lenders party thereto from time to time, together with all exhibits thereto, filed as
                     Exhibit 1 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.3.1 Amendment No. 1 to Credit Agreement dated as of July 14, 2000, by and among the Registrant, as Borrower, Cone Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign Trading LLC, as Guarantors, Bank of America, N.A., as Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.1 to Registrant's
                     Registration Statement on Form S-4 (file 333-43014)

*4.4 Guaranty Agreement dated as of January 28, 2000, made by Cone Global Finance Corporation, CIPCO S.C., Inc. and Cone Foreign Trading
                     LLC in favor of Bank of America, N.A.
                     as Revolving Credit Agent for the Lenders,
                     The Prudential Insurance Company of America,
                     SunTrust Bank, Morgan Guaranty Trust
                     Company of New York, Wilmington Trust
                     Company, as General Collateral Agent,
                     Bank of America, N.A., as Priority
                     Collateral Agent, and Atlantic Financial
                     Group, Ltd., together with all exhibits
                     thereto, filed as Exhibit 2 to the
                     Registrant's report on Form 8-K dated
                     February 11, 2000.

*4.5                 Priority Security Agreement dated as of
                     January 28, 2000, by the Registrant
                     and certain of its subsidiaries, as Grantors, and Bank of America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as Exhibit 3 to the Registrant's report on Form 8-K dated February 11, 2000.

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*4.6 General Security Agreement dated as of January 28,2000, by the Registrant and certain of its subsidiaries, as Grantors, and Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 4 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.7 Securities Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 5 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.8 CMM Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 6 to the Registrant's Report on Form 8-K dated February 11, 2000.

*4.9 Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, Wilmington Trust Company, as General Collateral Agent, and Bank of America, N.A., as Designated Collateral Subagent, together with all exhibits thereto, filed as Exhibit 7 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.10 Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, and Bank of America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as Exhibit
                     8 to the Registrant's report on Form 8-K dated February 11, 2000.

*4.11 Termination Agreement dated as of January 28, 2000, between the Registrant and Morgan Guaranty Trust Company of New York, as Agent for various banks terminating the Credit Agent dated
                     August 7, 1997, filed as

Exhibit                                                               Sequential
  No.                Description                                       Page No.

                     Exhibit 4.4(h) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.

*4.12 Specimen Class A Preferred Stock Certificate, filed as Exhibit 4.5 to the Registrant's
                     Registration Statement on Form S-1(File No.
                     33-46907).

*4.13                Specimen Common Stock Certificate, effective
                     June 18, 1992, filed as Exhibit 4.7 to the
                     Registrant's Registration Statement on Form S-1 (File No. (33-46907).

*4.14 Cone Mills Corporation 1983 ESOP as amended and restated effective December 1, 1994, filed as
                     Exhibit 4.9 to the Registrant's report on Form 10-K for year ended January 1, 1995.

*4.14.1 First Amendment to the Cone Mills Corporation 1983 ESOP dated May 9, 1995, filed as Exhibit 4.9(a) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.14.2 Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as Exhibit 4.9(b) to the Registrant's report on Form 10-K for year ended December 31, 1995.

*4.14.3 Third Amendment to the Cone Mills Corporation 1983 ESOP dated August 7, 1997, filed as Exhibit 4.8(c) to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

*4.14.4 Fourth Amendment to the Cone Mills Corporation 1983 ESOP dated December 4, 1997, filed as
                     Exhibit 4.8(d) to the Registrant's report on Form 10-K for the year ended December 28, 1997.

*4.15 Indenture dated as of February 14, 1995, between the Registrant and Wachovia Bank of North Carolina, N.A. as Trustee (The Bank of New York is successor Trustee), filed as Exhibit 4.1 to Registrant's Registration Statement on Form S-3 (File No. 33-57713).

*4.15.1              Form of First Supplemental Indenture to the
                     Indenture dated as of February 14, 1995, between the Registrant and Wachovia Bank of North
                     Carolina, N.A. as Trustee (The Bank of New

Exhibit                                                               Sequential
  No.                Description                                       Page No.

                     York is successor Trustee), with respect to the 8-1/8% Debentures Due March 15, 2005, filed as Exhibit 4.15.1 to Registrant's Registration Statement on Form S-4 (file 333-43014).

*4.16 Form of Indenture between the Registrant and The Bank of New York, as Trustee, with respect to the 11% Secured Subordinated
                     Debentures Due March 15, 2005 being registered, filed as Exhibit 4.16 to Registrant's
                     Registration Statement on Form S-4 (file
                     333-43014).

Management contract or compensatory plan or arrangement
(Exhibits 10.1 - 10.13)

*10.1 Employees' Retirement Plan of Cone Mills Corporation as amended and restated effective December 1, 1994, filed as Exhibit 10.1 to the Registrant's report on Form 10-K for the year ended January 1, 1995.

*10.1.1              First Amendment to the Employees' Retirement
                     Plan of Cone Mills Corporation dated May 9, 1995, filed as Exhibit 10.1(a) to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.1.2 Second Amendment to the Employees' Retirement Plan of Cone Mills Corporation dated December 5, 1995, filed as Exhibit 10.1(b) to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.1.3              Third Amendment to the Employees' Retirement
                     Plan of Cone Mills Corporation dated August 16, 1996, filed as Exhibit 10.1(c) to the Registrant's report on Form 10-K for the year ended December 29, 1996.

*10.1.4 Fourth Amendment to the Employees' Retirement Plan of Cone Mills Corporation, filed as Exhibit 10 to the Registrant's report on Form 10-Q for the quarter ended September 28, 1997.

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*10.1.5 Fifth Amendment to Employees' Retirement Plan of Cone Mills Corporation dated December 4, 1997, filed as Exhibit 10.1(e) to the Registrant's report on Form 10-K for the year ended December 28, 1997.

*10.7 Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as Exhibit
                     10.2 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.8 Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as Exhibit 10.3 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.9                1984 Stock Option Plan of Registrant filed as
                     Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 33-28040).

*10.10 Form of Nonqualified Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as
                     Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 33-28040).

*10.11 Form of Incentive Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as
                     Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 33-28040).

*10.12               1992 Stock Option Plan of Registrant, filed as
                     Exhibit 10.9 to the Registrant's report on Form 10-K for the year ended December 29, 1991.

*10.12.1             Amended and Restated 1992 Stock Plan, filed as
                     Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.13 Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.10 to the Registrant's report on Form 10-K for the year ended January 3, 1993.

*10.14 Form of Nonqualified Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.8(a) to the Registrant's report on Form 10-K for the year ended December 29,1996.

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*10.14.1 Form of Nonqualified Stock Option Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit 10.8(b) to the Registrant's report on Form 10-K for the year ended December 29, 1996.

*10.15 Form of Restricted Stock Award Agreement under 1992 Amended and Restated Stock Plan, filed as
                     Exhibit 10.8(c) to the Registrant's report on Form 10-K for the year ended December 28, 1997.

*10.16               1994 Stock Option Plan for Non-Employee
                     Directors of Registrant, filed as Exhibit 10.9 to Registrant's report on Form 10-K for the year ended January 2, 1994.

*10.17 Form of Non-Qualified Stock Option Agreement under 1994 Stock Option Plan for Non-Employee Directors of Registrant, filed as Exhibit 10.10 to Registrant's report on Form 10-K for the year ended January 2, 1994.

*10.18 Management Incentive Plan of the Registrant, filed as Exhibit 10.11(b) to Registrant's report on Form 10-K for the year ended January 3, 1993.

*10.19 1997 Senior Management Incentive Compensation Plan, filed as Exhibit 10.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.20 1997 Senior Management Discretionary Bonus Plan, filed as Exhibit 10.13 to the Registrant's report on Form 10-K for the year ended December 29, 1996.

*10.21 2000 Stock Compensation Plan for Non-Employee Directors of Registrant dated as of May 9, 2000, filed as Exhibit 10.18 to Registrant's report on Form 10-Q for the quarter ended April 7, 2000.

*10.22 Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit
                     10.14 to the Registrant's Registration Statement on Form S-1 (File No. 33-46907).

*10.23 First Amendment to Supply Agreement dated as of April 15, 1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as
                     Exhibit 10.15 to Registrant's Registration
                     Statement on Form S-1 (No. 33-46907).

Exhibit                                                               Sequential
  No.                Description                                       Page No.

*10.24 Agreement dated January 1, 1999, between the Registrant and Parkdale Mills, Inc., filed as
                     Exhibit 10.17 to Registrant's report on Form
                     10-K for the year ended January 2, 2000.

*10.25 Tenth Amendment to Master Lease dated as of January 28, 2000, between Atlantic Financial Group, Ltd. and the Registrant, together with all exhibits thereto, filed as Exhibit 10 to Registrant's report on Form 8-K dated February 11, 2000.

*10.25.1 Eleventh Amendment to Master Lease dated as of July 14, 2000 between Atlantic Financial Group, Ltd. and the Registrant, filed as
                     Exhibit 10.25.1 to Registrant's Registration
                     Statement on Form S-4 (File No. 333-43014).

27                   Financial Data Schedule                                33


------------------------------------------

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

                                            CONE MILLS CORPORATION
                                            (Registrant)





Date       August 14, 2000          /S/Gary L. Smith
                                    Gary L. Smith
                                    Executive Vice President and
                                    Chief Financial Officer