Form 10-Q
period 2000-10-01
CONE MILLS CORP
filed 2000-11-14
CIK 23304

Page 1 of 41
                                          Index to Exhibits - Pages 22-33

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                          FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of October 27, 2000:
25,506,569 shares.

                   CONE MILLS CORPORATION

                            INDEX

PART I.  FINANCIAL INFORMATION
                                                                 Page
                                                                Number
Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations
         Thirteen and thirty-nine weeks ended October 1,
         2000 and October 3, 1999 (Unaudited) .......................3

         Consolidated Condensed Balance Sheets
         October 1, 2000 and October 3, 1999 (Unaudited)
         and January 2, 2000.........................................4

         Consolidated Condensed Statements of Cash Flows
         Thirty-nine weeks ended October 1, 2000 and
         October 3, 1999 (Unaudited) ................................5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited).................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............13

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk ......................................................20


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................21
Item 6.  Exhibits and Reports on Form 8-K...........................21

                                 CONE MILLS CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (in thousands, except per share data)

                                                         Thirteen            Thirteen        Thirty-Nine       Thirty-Nine
                                                        Weeks Ended        Weeks Ended       Weeks Ended       Weeks Ended
                                                      October 1, 2000    October 3, 1999   October 1, 2000   October 3, 1999
                                                      ----------------------------------------------------------------------
                                                        (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)

Net Sales                                               $ 165,273          $ 147,197         $ 468,499          $ 478,946
Cost of Goods Sold                                        147,726            136,521           414,259            438,684
                                                       ---------------------------------------------------------------------
Gross Profit                                               17,547             10,676            54,240             40,262

Selling and Administrative                                 11,057             11,992            37,236             37,022
Restructuring and Impairment of Assets                          -              3,100              (332)            16,017
                                                       ---------------------------------------------------------------------
Income (Loss) from Operations                               6,490             (4,416)           17,336            (12,777)
                                                       ---------------------------------------------------------------------
Other Income (Expense)
   Interest income                                            250                400               892              1,276
   Interest expense                                        (4,701)            (3,521)          (14,198)           (10,678)
   Other expense                                           (1,275)              (264)           (3,230)              (264)
                                                       ---------------------------------------------------------------------
                                                           (5,726)            (3,385)          (16,536)            (9,666)
                                                       ---------------------------------------------------------------------
Income (Loss) before Income Taxes (Benefit), Equity
   in Earnings (Losses) of Unconsolidated Affiliate
   and Cumulative Effect of Accounting Change                 764             (7,801)              800            (22,443)
Income Taxes (Benefit)                                        260             (2,808)              272             (7,775)
                                                       ---------------------------------------------------------------------
Income (Loss) before Equity in Earnings (Losses) of
   Unconsolidated Affiliate and Cumulative Effect
   of Accounting Change                                       504             (4,993)              528            (14,668)
Equity in Earnings (Losses) of Unconsolidated
   Affiliate                                                  932               (405)            2,157              1,552
                                                       ---------------------------------------------------------------------
Income (Loss) before Cumulative Effect of Accounting
   Change                                                   1,436             (5,398)            2,685            (13,116)
Cumulative Effect of Accounting Change                          -                  -                 -             (1,038)
                                                       ---------------------------------------------------------------------
Net Income (Loss)                                      $    1,436           $ (5,398)        $   2,685          $ (14,154)
                                                       ---------------------------------------------------------------------
Income (Loss) Available to Common Shareholders
   Income (Loss) before Cumulative Effect of
     Accounting Change                                 $      389           $ (6,188)        $    (164)         $ (15,416)
   Cumulative Effect of Accounting Change                       -                  -                 -             (1,038)
                                                       ---------------------------------------------------------------------
   Net Income (Loss)                                   $      389           $ (6,188)        $    (164)         $ (16,454)
                                                       ---------------------------------------------------------------------
Earnings (Loss) Per Share - Basic and Diluted
   Income (Loss) before Cumulative Effect of
     Accounting Change                                 $     0.02           $  (0.24)        $   (0.01)         $   (0.61)
   Cumulative Effect of Accounting Change                       -                  -                 -              (0.04)
                                                       ---------------------------------------------------------------------
   Net Income (Loss)                                   $     0.02           $  (0.24)        $   (0.01)         $   (0.65)
                                                       ---------------------------------------------------------------------
Weighted-Average Common Shares Outstanding
   Basic                                                   25,496             25,486            25,487             25,453
                                                       ---------------------------------------------------------------------
   Diluted                                                 25,649             25,486            25,487             25,453
                                                       ---------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                October 1,  October 3,  January 2,
                                                                  2000        1999         2000
                                                                -----------------------------------
                                                               (Unaudited)  (Unaudited)    (Note)
ASSETS
   Current Assets
    Cash                                                        $   1,707   $   3,925   $   1,267
    Accounts receivable, less allowance of $5,050                  48,089      48,798      47,531
    Inventories                                                   109,849     118,393     110,613
    Other current assets                                            9,925      10,504       6,149
                                                                  ---------------------------------
     Total Current Assets                                         169,570     181,620     165,560

   Investments in Unconsolidated Affiliates                        54,203      46,003      46,815
   Other Assets                                                    37,393      36,158      38,964
   Property, Plant and Equipment                                  206,703     222,543     221,458
                                                                  ---------------------------------
                                                                $ 467,869   $ 486,324   $ 472,797
                                                                  ---------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
    Current maturities of long-term debt                        $  72,495   $  67,714   $  79,714
    Accounts payable                                               45,924      41,280      26,849
    Sundry accounts payable and accrued liabilities                26,691      34,688      33,866
    Deferred income taxes                                          15,112      15,158       9,894
                                                                  ---------------------------------
     Total Current Liabilities                                    160,222     158,840     150,323

   Long-Term Debt                                                 108,734     119,004     119,115
   Deferred Income Taxes                                           30,780      32,588      33,916
   Other Liabilities                                               11,876      11,702      11,958

   Stockholders' Equity
    Class A preferred stock - $100 par value; authorized
     1,500,000 shares; issued and outstanding 343,546 shares;
     1999, 372,638 shares and 355,635 shares                       34,355      37,264      35,564
    Class B preferred stock - no par value; authorized
     5,000,000 shares                                                   -           -           -
    Common stock - $.10 par value; authorized 42,700,000
     shares; issued and outstanding 25,497,459 shares;
     1999, 25,485,717 shares and 25,479,717 shares                  2,550       2,549       2,548
    Capital in excess of par                                       57,514      57,522      57,435
    Retained earnings                                              70,513      75,761      70,776
    Deferred compensation - restricted stock                         (158)       (448)       (321)
    Accumulated other comprehensive loss, currency
      translation adjustment                                       (8,517)     (8,458)     (8,517)
                                                                  ---------------------------------
     Total Stockholders' Equity                                   156,257     164,190     157,485
                                                                  ---------------------------------
                                                                $ 467,869   $ 486,324   $ 472,797
                                                                  ---------------------------------

Note: The balance sheet at January 2, 2000, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                   CONE MILLS CORPORATION AND SUBSIDIARIES
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                      Thirty-Nine       Thirty-Nine
                                                                      Weeks Ended       Weeks Ended
                                                                    October 1, 2000   October 3, 1999
                                                                    ---------------------------------
                                                                      (Unaudited)       (Unaudited)

CASH PROVIDED BY OPERATIONS                                            $ 32,033          $  1,327
                                                                       ------------------------------
INVESTING
   Investments in unconsolidated affiliates                              (5,231)                -
   Proceeds from sale of property, plant and equipment                    2,715             2,824
   Capital expenditures                                                  (4,196)           (8,040)
                                                                       ------------------------------
    Cash used in investing                                               (6,712)           (5,216)
                                                                       ------------------------------
FINANCING
   Net payments under line of credit agreements                               -            (1,000)
   Decrease in checks issued in excess of deposits                       (2,892)           (2,377)
   Proceeds from (payments on) long-term debt borrowings                (17,933)           14,286
   Proceeds from issuance of common stock                                   101               326
   Purchase of outstanding common stock                                       -               (45)
   Dividends paid - Class A Preferred                                       (62)              (87)
   Redemption of Class A Preferred stock                                 (4,095)           (3,928)
                                                                       ------------------------------
    Cash provided by (used in) financing                                (24,881)            7,175
                                                                       ------------------------------
    Net change in cash                                                      440             3,286

Cash at Beginning of Period                                               1,267               639
                                                                       ------------------------------
Cash at End of Period                                                  $  1,707          $  3,925
                                                                       ------------------------------
Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                            $ 16,905          $ 13,588
                                                                       ------------------------------
   Income taxes, net of refunds                                        $   (211)         $    280
                                                                       ------------------------------
Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                            $  2,845          $  2,797
                                                                       ------------------------------

See Notes to Consolidated Condensed Financial Statements.

                   CONE MILLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation (the "Company") consolidated condensed financial statements for October 1, 2000 and October 3, 1999 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at October 1, 2000, October 3, 1999, and January 2, 2000, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended October 1, 2000 and October 3, 1999 and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

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

Inventories  are stated at the lower of cost or market.
The last-in,first-out(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out
(FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at October 1, 2000 and October 3, 1999 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Inventories

(in thousands)                           10/1/00    10/3/99     1/2/00

Greige and finished goods              $  70,686  $  86,745   $  78,973
Work in process                            5,571      6,554       4,821
Raw materials                             21,251     13,685      15,523
Supplies and other                        12,341     11,409      11,296
                                       $ 109,849  $ 118,393   $ 110,613

Note 3.  Long-Term Debt

(in thousands)                           10/1/00     10/3/99     1/2/00

Senior Note                            $  29,209  $  32,143   $  32,144
Revolving Credit Agreement                54,000     57,000      69,000
8-1/8% Debentures                         98,020     97,575      97,685
                                         181,229    186,718     198,829
Less current maturities                   72,495     67,714      79,714
                                       $ 108,734  $ 119,004   $ 119,115

On July 14, 2000, the Company amended its Revolving Credit Agreement to extend the maturity date to August 7, 2001, and provided for the reduction of the availability under the facility. The present Revolver commitment has been reduced to $73 million. At the same time, the Company amended its Senior Note debt repayment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the August 7, 2001, payment. In addition, the interest rate on the Senior Note was increased to 11.7% from 11.0%.

Note 4.  Class A Preferred Stock

On February 11, 2000, the Company declared an 8.0% stock dividend on its Class A Preferred Stock, which was paid on March 31, 2000. The dividend was charged to retained earnings in the amount of approximately $2.8 million. The 2001 dividend rate for Class A Preferred Stock is 11.75%, payable March 31, 2001.

Note 5.  Depreciation and Amortization

The following table presents  depreciation  and amortization
included  in  the  consolidated   condensed   statements  of
operations.

(in thousands)     Thirteen       Thirteen      Thirty-nine   Thirty-nine
                  Weeks Ended    Weeks Ended    Weeks Ended   Weeks Ended
                    10/1/00        10/3/99        10/1/00      10/3/99

Depreciation        $ 5,313        $ 5,709        $ 17,000     $ 18,801
Amortization            455            452           1,360        1,354
                    $ 5,768        $ 6,161        $ 18,360     $ 20,155

Note 6. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share ("EPS").

(in thousands, except                         Thirteen       Thirteen
  per share data)                           Weeks Ended    Weeks Ended
                                              10/1/00        10/3/99

Net income (loss)                            $  1,436      $  ( 5,398)
Preferred stock dividends                      (1,047)        (   790)

Basic EPS - income (loss) available to
  common shareholders                             389         ( 6,188)
Effect of dilutive securities                       -               -

Diluted EPS - income (loss) available
  to common shareholders after assumed
  conversions                                $    389       $ ( 6,188)

Determination of shares:

Basic EPS - weighted-average shares            25,496          25,486
Effect of dilutive securities                     153               -

Diluted EPS - adjusted weighted-average
  shares after assumed conversions             25,649          25,486

Earnings (loss) per share -
   basic and diluted                         $    .02       $ (  .24)

                                    8

The following table sets forth the computation of basic and diluted loss per common share ("EPS").

(in thousands, except                         Thirty-nine    Thirty-nine
  per share data)                             Weeks Ended    Weeks Ended
                                                10/1/00        10/3/99
Income (loss) before cumulative effect
  of accounting change                         $  2,685      $ (13,116)
Preferred stock dividends                        (2,849)       ( 2,300)

Loss before cumulative effect of accounting
  change available to common shareholders        (  164)       (15,416)
Cumulative effect of accounting change                -        ( 1,038)

Basic EPS - loss available to common
  shareholders                                   (  164)       (16,454)
Effect of dilutive securities                        -               -

Diluted EPS - loss available to common
  shareholders after assumed conversions       $ (  164)     $ (16,454)

Determination of shares:

Basic EPS - weighted-average shares              25,487         25,453
Effect of dilutive securities                         -              -

Diluted EPS - adjusted weighted-average
  shares after assumed conversions               25,487         25,453

Loss per share - basic and diluted
  Loss before cumulative effect of
    accounting change                          $ (  .01)     $ (   .61)
  Cumulative effect of accounting change              -        (   .04)

Loss per share - basic and diluted             $ (  .01)     $ (   .65)

Common stock options outstanding at October 1, 2000, were not included in the computation of diluted loss per share for the thirty-nine weeks period because to do so would have been antidilutive. Common stock options at October 3, 1999, were not included in the computation of diluted loss per share because to do so would have been antidilutive.

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

Net  sales  and  income  (loss)  from   operations  for  the
Company's operating segments are as follows:

(in thousands)                               Thirteen        Thirteen
                                            Weeks Ended     Weeks Ended
                                              10/1/00         10/3/99
Net Sales

Denim and Khaki                             $ 132,297       $ 108,493
Commission Finishing                           17,556          20,453
Decorative Fabrics                             19,673          19,689
Yarn-Dyed Products                                  -           1,760
Other                                              83             348
                                              169,609         150,743
Less Intersegment Sales                         4,336           3,546
                                            $ 165,273       $ 147,197

Income (Loss) from Operations

Denim and Khaki                             $  10,090       $   2,380
Commission Finishing                          ( 2,031)        ( 1,993)
Decorative Fabrics                            (   178)            422
Yarn-Dyed Products                                  -         ( 1,290)
Other                                         (   141)        (   153)
Unallocated Expenses                          (   318)        ( 1,087)
                                                7,422         ( 1,721)
Restructuring and Impairment of Assets              -         ( 3,100)
                                                7,422         ( 4,821)
Less Equity in Earnings (Losses) of
  Unconsolidated Affiliate                        932         (   405)
                                                6,490         ( 4,416)
Other Expense, Net                            ( 5,726)        ( 3,385)

Income (Loss) before Income Taxes
  (Benefit), Equity in Earnings (Losses)
  of Unconsolidated Affiliate and
  Cumulative Effect of Accounting Change    $     764       $ ( 7,801)

(in thousands)                             Thirty-nine     Thirty-nine
                                           Weeks Ended     Weeks Ended
                                            10/1/00          10/3/99
Net Sales

Denim and Khaki                             $ 358,554       $ 348,366
Commission Finishing                           62,005          72,694
Decorative Fabrics                             59,195          54,037
Yarn-Dyed Products                                 10          15,831
Other                                             727           1,248
                                              480,491         492,176
Less Intersegment Sales                        11,992          13,230
                                            $ 468,499       $ 478,946
Income (Loss) from Operations

Denim and Khaki                             $  24,107       $  18,947
Commission Finishing                          ( 2,813)        ( 5,665)
Decorative Fabrics                            (   686)          1,295
Yarn-Dyed Products                            (    60)        ( 5,095)
Other                                             531         (   411)
Unallocated Expenses                          ( 1,918)        ( 4,279)
                                               19,161           4,792
Restructuring and Impairment of Assets            332         (16,017)
                                               19,493         (11,225)
Less Equity in Earnings of
  Unconsolidated Affiliate                      2,157           1,552
                                               17,336         (12,777)
Other Expense, Net                            (16,536)        ( 9,666)

Income (Loss) before Income Taxes
  (Benefit), Equity in Earnings of
  Unconsolidated Affiliate and
  Cumulative Effect of Accounting Change    $     800       $ (22,443)

Note 8.  Comprehensive Income (Loss)

Comprehensive  income  (loss)  is the  total  of net  income
(loss) and other changes in equity, except those resulting from investments by owners and distribution to owners not reflected in net income (loss). Total comprehensive income
(loss) for the periods was as follows:

(in thousands)                          Thirteen        Thirteen
                                      Weeks Ended      Weeks Ended
                                        10/1/00          10/3/99

Net income (loss)                        $ 1,436         $ (5,398)
Other comprehensive loss,
  currency translation adjustment              -               59
                                         $ 1,436          $(5,339)

Note 8.  Comprehensive Income (Loss) (continued)

(in thousands)                        Thirty-nine      Thirty-nine
                                      Weeks Ended      Weeks Ended
                                        10/1/00          10/3/99

Net income (loss)                        $ 2,685        $ (14,154)
Other comprehensive loss,
  currency translation adjustment              -               40
                                         $ 2,685        $ (14,114)

Note 9.  Securitization of Accounts Receivable

On April 24, 2000, the Company amended the securitization agreements to include certain additional trade receivables related to the ongoing purchase and subsequent resale by Cone Receivables II LLC. Effective with this amendment, purchases by Redwood Receivables Corporation may provide proceeds of up to $60 million at any point in time. As of October 1, 2000, the total amount outstanding under the Accounts Receivable Facility was approximately $57.9 million.

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

Note 11.  Exchange Offer and Consent Solicitation for the 8-1/8%
          Debentures

On August 4, 2000, the Company filed with the SEC an offering to holders of its 8-1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the Debentures, which may be increased to $25 million at the option of the Company, and its new secured subordinated debentures and its common stock for up to $85 million of the Debentures. The Company filed its response to SEC questions on October 24, 2000, and is awaiting any further response from the SEC prior to the exchange offer becoming effective.

Item 2.
                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Third Quarter Ended October 1, 2000 Compared with Third Quarter
Ended October 3, 1999

For the third quarter of 2000, Cone Mills had sales of $165.3 million, up 12.3% from sales of $147.2 million for the third quarter of 1999. Excluding sales of businesses exited in 1999, sales for the third quarter of 2000 were up 14.8% from 1999 amounts. The increase in revenue over the third quarter of 1999 was the result of a 21.9% increase in sales of the denim and khaki segment partially offset by weakness in demand for commission finishing services.

Gross profit for the third quarter of 2000 increased to 10.6% of sales, as compared with 7.3% for the previous year. The improvement in operating results reflected the increase in revenue and lower operating costs resulting from the 1999 comprehensive restructuring program. These savings include the reconfiguration of overhead structures, restructuring at Carlisle, yarn outsourcing and the exit from yarn-dyed and piece-dyed shirting products.

Segment Information. The Company has three principal business segments: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999. (See Note 7 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

      Denim and Khaki. Denim and khaki segment sales revenues for the third quarter of 2000 were $132.3 million, up 21.9% from third-quarter 1999 sales of $108.5 million. Sales volume increased by 25.8% as both denim and khaki experienced strong sales gains. Denim sales prices were down approximately 5%, as compared with the prior year. Operating income for the denim and khaki segment increased to $10.1 million, or 7.6% of sales for the most recent quarter, as compared with $2.4 million, or 2.2% of sales for the third quarter of 1999. The increased earnings resulted primarily from increased denim volume, partially offset by lower prices, and the reduction of losses in khaki operations. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

      Commission Finishing. Outside sales of the commission finishing segment were $13.2 million for the third quarter of 2000, down 21.8% from sales of $16.9 million for the third quarter of 1999.

      Operating losses and lower sales were experienced at
      both the Carlisle and Raytex plants, resulting from
      weak demand for prints and manufacturing difficulties associated with equipment.This segment had an operating loss of $2.0 million in the third quarters of both 2000 and 1999.Carlisle losses were reduced from the prior year as a result of overhead reductions and improved
      quality   and   efficiency,    the   result   of   the
      restructuring program.

      Decorative Fabrics. For the third quarter of 2000, sales of the decorative fabrics segment were $19.7 million, as compared with third-quarter 1999 sales of $19.7 million. Increased sales in jacquards were offset by lower sales at John Wolf. The decorative fabrics segment had an operating loss of $.2 million for the third quarter of 2000, as compared with a $.4 million operating profit for the previous year. John Wolf sales were down as demand declined in 2000 for strong products in 1999 and restyled products are just now being introduced into the marketplace. Jacquards sales increased 9.6%, but profits were effected by a less profitable sales mix.

      Yarn-Dyed Products. As part of the 1999 comprehensive restructuring program, the Company ceased manufacturing yarn-dyed products and exited the business in 1999. For the third quarter of 1999, sales of yarn-dyed products were $1.8 million and the operating loss for the segment was $1.3 million.

Selling and administrative expenses for the third quarter of 2000 were $11.1 million, or 6.7% of sales, as compared with $12.0 million, or 8.1% of sales, in third quarter 1999. The Company continued to realize benefits from the 1999 restructuring program.

Interest expense for the third quarter of 2000 was $4.7 million, up 33.5% from $3.5 million for the third quarter of 1999. The increase in interest expense was primarily the result of increases in rates under new lending agreements and in market rates. Other expenses of $1.3 million recognized in the third quarter of 2000 were the ongoing expenses of the new accounts receivable securitization program, which began in September 1999.

In the third quarter of 2000, income taxes as a percent of taxable income were 34%. In the third quarter of 1999, the income tax benefit as a percent of the taxable loss was 36%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $.9 million for the third quarter of 2000, as compared with a loss of $.4 million for the third quarter of 1999. The 1999 period had higher cotton costs as a percentage of sales and additional marketing and management fees paid to the joint venture partners.

For the third quarter of 2000, the Company had net income of $1.4 million as compared to a net loss of $5.4 million in third quarter 1999. After preferred dividends, the Company reported earnings of $.02 per share in the 2000 period as compared with a loss of $.24 per share in 1999. Included in the 1999 quarter were pre-tax charges of $5.1 million for restructuring and exit inventory charges, resulting primarily from the implementation of the Company's turnaround plan at Carlisle.

Also, there was a loss of $0.8 million associated with the liquidation of remaining yarn-dyed shirting inventories.
Excluding those charges, the loss for the third quarter of 1999 was $.09 per share.

The dividend rate on the preferred stock is 11.75% for 2000 as compared with 8.00% for 1999. This increase reflects changes in the Company's credit rating and increases in market interest rates.

Nine Months Ended  October 1, 2000 Compared with Nine Months
Ended October 3, 1999

For the first nine months of 2000, Cone Mills had sales of $468.5 million, down 2.2% from sales of $478.9 million for the first nine months of 1999. Excluding sales of businesses exited in 1999, sales for the first nine months of 2000 were up 3.0% from 1999.

Gross profit for the first nine months of 2000 increased to 11.6% of sales, as compared with 8.4% for the previous year. The improvement was primarily due to better operating results in the denim and khaki and commission finishing segments and the realization of savings from the 1999 comprehensive restructuring program.

The Company expected to achieve on an annual basis over $40 million of cost savings as a result of the 1999 comprehensive downsizing and reorganization program. These savings include the reconfiguration of overhead structures, restructuring at Carlisle, yarn outsourcing and the exit of the yarn-dyed and piece-dyed shirting product line. The
Company estimates that it has realized approximately $30 million of cost savings through the third quarter, or approximately $40 million of savings on an annualized basis. Consequently, despite the lower prices for denims, the Company has been able to improve gross profit.

Segment Information. The Company has three principal business segments: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. The Company ceased manufacturing yarn-dyed products in 1999. (See Note 7 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

      Denim and Khaki. Denim and khaki segment sales revenues for the first nine months of 2000 were $358.6 million, up 2.9% from the first nine months of 1999 sales of $348.4 million. Increased sales volume of 8.4% was partially offset by lower prices of approximately 5.3%, the result of industry supply/demand imbalances in late 1999 that lowered prices in 2000 and declining cotton costs which were passed on to customers because of market conditions. Operating income for the denim and khaki segment was $24.1 million, or 6.7% of sales for the 2000 period, as compared with $18.9 million, or 5.4% of sales for the 1999 period. The increase resulted primarily from increased denim sales volume, partially offset by lower prices, and the reduction of losses in khaki operations. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

      Commission Finishing. Outside sales of the commission finishing segment were $50.0 million for the first nine months of 2000, down 15.9% from the first nine months of 1999. Lower sales at the Raytex finishing plant, resulting from weaker demand in top-of-bed prints, accounted for the decline. Operating results for the segment improved as the Carlisle plant had a profit, as compared with a significant loss for the previous year, mitigating the volume shortfall and losses at Raytex. Losses for this segment were reduced from $5.7 million for the first nine months of 1999 to a loss of $2.8 million for the most recent period.

      Decorative Fabrics. For the first nine months of 2000, sales of the decorative fabrics segment rose by 9.5% to $59.2 million, the result of continued growth in jacquards. John Wolf sales were down as demand declined in 2000 for strong products in 1999 and restyled products are just now being introduced into the marketplace. Due to the sales decline at John Wolf and a less profitable mix for the 2000 period at Jacquards along with manufacturing difficulties, the segment reported an operating loss of $.7 million in 2000 as compared with an operating profit of $1.3 million in 1999.

      Yarn-Dyed Products. As part of the 1999 comprehensive restructuring program, the Company ceased manufacturing yarn-dyed products and exited the business in 1999. For the first nine months of 1999, sales of yarn-dyed products were $15.8 million and the operating loss for the segment was $5.1 million.

Selling and administrative expenses for the first nine months of 2000 were $37.2 million, or 7.9% of sales, as compared with $37.0 million, or 7.7% of sales in the first nine months of 1999. Fees and expenses associated with the Company's financial agreements, and certain performance-based compensation accruals resulted in selling and administrative expenses increasing as a percent of sales, partially offset by the benefits realized from the 1999 restructuring program.

Interest expense for the first nine months of 2000 was $14.2 million, up 33.0% from $10.7 million for the first nine months of 1999. The increase in interest expense was primarily the result of increases in rates under new lending agreements and in market rates. Other expenses of $3.2 million recognized in the first nine months of 2000 were the ongoing expenses of the new accounts receivable securitization program which began September 1999.

In the first nine months of 2000, income taxes as a percent of taxable income were 34%. In the first nine months of 1999, the income tax benefit as a percent of the taxable loss was approximately 35%.

Equity in earnings of Parras Cone, the Company's joint venture plant in Mexico, was $2.2 million for the first nine months of 2000, as compared with $1.6 million for the first nine months of 1999 before the cumulative effect of an accounting change.

For the first nine months of 2000, the Company had net income of $2.7 million, or a loss of $.01 per share after preferred dividends. For comparison, for the first nine months of 1999 the Company reported a net loss of $14.2 million, or $.65 per share after preferred dividends. Excluding pre-tax restructuring and related expenses of $16.0 million, losses associated with businesses exited of $5.1 million, and exit inventory losses of $3.6 million, plus the after-tax cumulative effect of a $1.0 million accounting change, the Company had pro forma earnings of $.02 per share for the first nine months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, a $73 million Revolving Credit Facility ("Revolving Credit Facility") and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999, and amended on April 24, 2000, with Cone Receivables II LLC, Redwood Receivables Corporation ("Redwood"), and General Electric Capital Corporation.

On January 28, 2000, the Company entered into a new $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent, ratably secured together with the Senior Note and the 8-1/8% Debentures, by substantially all of the Company assets. The Revolving Credit Facility was amended on July 14, 2000 to extend the maturity date from August 7, 2000 to August 7, 2001, and to revise the covenants. The present Revolving Credit Facility Agreement commitment has been reduced to $73 million, including letters of credit, as a result of the August 7, 2000, Senior Note payment and the sale of the corporate headquarters building. The Company may, at its option, borrow from time to time under the Revolving Credit Agreement at a Base Rate or a Eurodollar Rate, each based on a formula set forth in the agreement.

On April 24, 2000, the Company amended the Receivables Agreement increasing the facility from $50 million to $60 million. In addition to increasing the commitment, the Company modified other provisions of the Agreement to allow it to utilize more fully the entire facility.

On July 14, 2000 the Company amended its Senior Note debt repayment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the August 7, 2001, payment. The interest rate on the Senior Note was increased to 11.7% from 11.0%.

The  following  is  a  summary  of  the  Company's   primary
financing agreements as of October 1, 2000.

($ Amounts in Millions)    Facility      Amount      Interest/       Maturity
Financing Agreement       Commitment  Outstanding  Discount Rate       Date

8-1/8% Debenture           $100.0       $100.0        8.125%       Mar 15, 2005
Senior Note                  29.2         29.2       11.700        Aug 13, 2002
Revolving Credit             73.0         54.0       11.250        Aug  7, 2001
Receivables Agreement        60.0         57.9        8.163        Sept 1, 2004

In the third quarter of 2000, the Company completed the sale of its corporate headquarters site to VF Corporation. Cone Mills expects to vacate the site at the end of 2001 and move into substantially smaller space, thus reducing its annual occupancy costs. This transaction allowed the Company to terminate a lease arrangement and related obligations of approximately $15 million.

Financing agreements of the Company prohibit the Company from paying dividends on its Common Stock.

During the first nine months of 2000, the Company generated cash from operations, before changes in working capital, of $20.3 million, as compared with $3.4 million during the first nine months of 1999. In the 2000 period, working capital decreased by $11.8 million. Uses of cash in the 2000 period included $9.4 million for domestic capital expenditures and investments to develop the Company's joint venture industrial park in Mexico, and $4.1 million for the redemption of preferred stock.

The Company believes that internally generated operating cash flow and funds available under its Revolving Credit Facility will be sufficient to meet its needs for working capital, capital spending permitted under the terms of the Revolving Credit Facility and debt repayments until August 2001, when the Revolving Credit Facility expires. Liquidity is predicated on the Company's meeting its operating targets in 2000 and further reductions in inventories.

On August 4, 2000, the Company filed with the SEC a registration statement relating to a proposed offering to holders of its 8-1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the debentures, which may be increased to $25 million at the option of the Company, and its new secured subordinated debentures and common stock for up to $85 million of the debentures. In addition, the exchange includes a consent to make certain changes in the indenture governing the 8-1/8% Debentures and a release of the collateral currently securing the debentures, which require acceptance of the exchange offer by holders of more than 50% of the 8-1/8% Debentures. The principal purpose of the proposed exchange offer is to enable the Company to revise its debt structure in a manner that should provide more flexibility and should permit the Company to obtain financing necessary for its proposed expansion into Mexico. The Company expects to replace certain of its existing financing agreements with an asset-based lending facility that will contain less restrictive covenants and lower interest costs. This facility should enable the Company to obtain project financing for a portion of its proposed Mexican expansion.

While management believes that it will be able to obtain the asset-based facility and the Mexican project financing if the exchange offer is successful, there is no assurance that the Company will obtain financing on terms and conditions acceptable to the Company. On October 24, 2000, the Company amended the August 4, 2000 filing in response to SEC comments regarding the original filing. The registration statement relating to the proposed exchange offer has not yet become effective and, therefore, the exchange offer has not commenced.

On October 1, 2000, the Company's long-term capital structure consisted of $181.2 million of long-term debt (including current maturities) and $156.3 million of stockholders' equity. For comparison, on October 3, 1999, the Company had $186.7 million of long-term debt (including current maturities) and $164.2 million of stockholders' equity. Long-term debt (including current maturities) as a percentage of long-term debt and stockholders' equity was 54% at October 1, 2000, as compared with 53% at October 3, 1999.

Accounts receivable on October 1, 2000, were $48.1 million, as compared with $48.8 million at October 3, 1999.
Receivables, including those sold pursuant to the Receivables Purchase Agreement, represented 61 days of sales outstanding at October 1, 2000 and 63 days at October 3, 1999.

Inventories on October 1, 2000, were $109.8 million, as compared with $118.4 million at October 3, 1999. The decrease reflects lower finished goods inventories, primarily denims, partially offset by increased raw materials.

For the first nine months of 2000, domestic capital spending was $4.2 million compared to $8.0 million for the 1999 period. Domestic capital spending in 2000 is expected to be approximately $10 million. In addition to the 2000 domestic capital spending budget, the Company expects to spend approximately $8 million for investments in international initiatives of which $5.2 million was invested in the first nine months of 2000.

OTHER MATTERS

During the third quarter the Company reached a mutual agreement with Ashima Ltd., a company located in India, to terminate certain Commercial and Technical Services
Agreements between the parties. As a result of changes in the marketplace relating to the Asian financial crisis and the Company's refocus on the Western Hemisphere, the alliance did not have the profit potential for both parties that was initially envisioned. The Company will continue to hold its equity investment in Ashima and maintain an active relationship so as to keep a presence in that region of the world and potentially benefit from a change in market dynamics.

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

      Except for the historical information  presented,  the
      matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent the Company's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including the Company's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, the Company's principal raw material, (iv) the Company's relationships with Levi Strauss as its major customer, (v) the Company's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) successful completion of the Exchange Offer for the 8-1/8% Debentures, (vii) increases in prevailing interest rates, and (viii) the Company's inability to continue the cost savings associated with its restructuring initiatives. For a further description of these risks see the Company's 1999 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of Item 7. of the Form 10-K. Other risks and uncertainties may be described from time to time in the Company's other reports and filings with the Securities and Exchange Commission.

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

*2.3.4 Fourth Amendment to Securitization Agreements dated as of April 24, 2000 by and between Cone
           Receivables II LLC, the Registrant, Redwood

 Exhibit                                                   Sequential
 No.       Description                                      Page No.

           Receivables  Corporation,  and  General  Electric
           Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(f) to Registrant's report on Form 10-Q for the quarter ended April
           2, 2000.

*2.3.5     Fifth  Amendment  to  Securitization   Agreements
           dated as of June  30,  2000 by and  between  Cone
           Receivables  II  LLC,  the  Registrant,   Redwood
           Receivables  Corporation,  and  General  Electric
           Capital  Corporation,  filed as Exhibit  2.3.5 to
           Registrant's  Registration  statement on Form S-4
           (File No. 333-43014).

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

*2.8 Joint Venture Registration Rights Agreement dated as of June 25, 1993, among Parras Cone de Mexico,

 Exhibit                                                   Sequential
  No.      Description                                      Page No.

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

*2.10 Support Agreement dated as of June 25, 1993, among the Registrant, Sr. Rodolfo L. Garcia, Sr.
           Rodolfo Garcia Muriel and certain other persons listed therein ("private stockholders"), filed as
           Exhibit  2.2(g)  to  Registrant's  report on Form
           10-Q for the quarter ended July 4, 1993.

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

Exhibit                                                    Sequential
  No.      Description                                      Page No.

*4.2       Note  Agreement  dated  as of  August  13,  1992,
           between  the   Registrant   and  The   Prudential
           Insurance  Company  of  America,  with form of 8%
           promissory  note attached,  filed as Exhibit 4.01
           to the  Registrant's  report  on Form  8-K  dated
           August 13, 1992.

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

*4.2.6     Letter Agreement dated as of June 30,
           1995, between the Registrant and

Exhibit                                                    Sequential
  No.      Description                                      Page No.

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

Exhibit                                                    Sequential
  No.      Description                                      Page No.

*4.2.13    Waiver under Note  Agreement  dated as of July 3,
           2000,  by  and  among  the   Registrant  and  The
           Prudential Insurance Company of America, filed as
           Exhibit  4.2.13  to   Registrant's   Registration
           Statement on Form S-4 (File 333-43014)

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

*4.5       Priority Security Agreement dated as of
           January 28, 2000, by the Registrant

Exhibit                                                    Sequential
  No.      Description                                      Page No.

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

Exhibit                                                    Sequential
  No.      Description                                      Page No.

*4.11      Termination  Agreement  dated as of  January  28,
           2000,  between the Registrant and Morgan Guaranty
           Trust Company of New York, as Agent for various banks terminating the Credit Agent dated August
           7, 1997, filed as Exhibit 4.4(h) to Registrant's report on Form 10-K for the fiscal year ending
           January 2, 2000.

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

Exhibit                                                    Sequential
  No.      Description                                      Page No.

           Registration Statement on Form S-3 (File No.
           33-57713).

*4.15.1    Form of First Supplemental Indenture to the
           Indenture dated as of February 14, 1995,
           Between the Registrant and Wachovia Bank of
           North Carolina, N.A. as Trustee (The Bank of
           New York is successor Trustee), with respect to the 8-1/8% Debentures Due March 15, 2005, filed as Exhibit 4.15.1 to Registrant's
           Registration Statement on Form S-4
           (File 333-43014).

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

*10.22     Form of Agreement between the Registrant and
           Levi Strauss dated as of March 30, 1992, filed as
                                    32

Exhibit                                                    Sequential
  No.      Description                                      Page No.

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

10.25.2    Assignment and Termination Agreement dated
           as of August 31, 2000, among Atlantic
           Financial Group, Ltd., Suntrust Bank, and
           the Registrant.                                         35

 27        Financial Data Schedule                                 41

------------------------------------------------------------------
*Incorporated by reference to the statement or report indicated.

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

                                          CONE MILLS CORPORATION
                                          (Registrant)





Date:   November 14, 2000                 /s/ Gary L. Smith
                                          Gary L. Smith
                                          Executive Vice President and
                                          Chief Financial Officer