Form 10-K
period 2000-12-31
CONE MILLS CORP
filed 2001-03-30
CIK 23304

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

(Mark One)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the fiscal year ended December 31, 2000

                                      OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Ex-
    change Act of 1934
    For the transition period from       to

Commission file number 1-3634

                            CONE MILLS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            North Carolina                            56-0367025
   (STATE OR OTHER JURISDICTION OF       (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

                            3101 North Elm Street,
                            Greensboro, N.C. 27408
              (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)(ZIP CODE)

                                 336-379-6220
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:)

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange on
Title of Each Class                                         Which Registered
--------------------------------------------------------------------------------
Common Stock, $.10 par value........................... New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports re-quired to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the reg-istrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---     ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information state-ments incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of voting stock held by nonaffiliates of the regis-trant as of March 13, 2001 (based on the closing sale price of $3.20 of the registrant's voting stock, as reported on the New York Stock Exchange Compos-ite Tape on such date) was approximately: $79,738,045.

   Number of shares of common stock outstanding as of March 13, 2001:
25,542,211 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Proxy Statement for Annual Meeting to be held May 8, 2001, Part III, Items 10, 11, 12 and 13 of this report.

   Index to Exhibits -- Pages 52-57

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

                               Item 1. BUSINESS

   Founded in 1891 Cone Mills Corporation ("Cone"), incorporated and headquar-tered in North Carolina, operates in three principal business segments: (1) Denim and Khaki, (2) Commission Finishing and (3) Decorative Fabrics. Cone is the world's largest producer of denim fabrics and the largest commission printer of home furnishings in North America. Cone competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities, competitive prices and the Cone name and reputation. Cone has a 50% interest in Parras Cone de Mexico, S.A. de C.V. ("Parras Cone"), a denim manufacturing facility in Mexico.

   Cone is engaged in denim production in Mexico through a joint venture fa-cility with Compania Industrial de Parras, S.A. de C.V. ("CIPSA"). This facil-ity, Parras Cone, has been producing basic denims and yarn since late 1995. Under a marketing agreement with CIPSA, Cone markets and distributes 100% of the denim production of Parras Cone. Parras Cone plans to expand its produc-tive capacity by approximately 35% during 2001.

   In 1999, Cone announced plans to continue its denim manufacturing expansion in Mexico. Cone has a strategic project to co-develop an industrial park and to build a denim facility in Altamira, Mexico. This project consists of two components: (1) a 50/50 joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park on over 500 acres, and (2) a 100% owned denim plant with an initial annual capacity of 10 to 20 million yards expandable to 30 to 40 million yards. The infrastructure of the indus-trial park was completed in February 2001, and Cone is currently evaluating financing options for its denim plant with a target to begin construction in late 2001.

   In the first quarter of 2001, Cone closed its Raytex Plant, part of its commission finishing segment, as a result of adverse market conditions.

   In late 1998 Cone initiated a comprehensive reorganization and downsizing plan, which was completed in 1999. The plan consisted of four primary compo-nents: (1) closing of the Salisbury plant, ceasing production of yarn-dyed shirting fabrics and disposal of associated finished goods inventories, (2) downsizing and reorganization of sales, manufacturing and administrative staffs of the corporate staff and textile group, (3) outsourcing of ring-spun yarn manufacturing at the Cliffside and Florence plants by forming a yarn al-liance and closing the manufacturing facility and (4) restructuring of the Carlisle operation including the decision to exit the piece-dyed shirting product line. As a part of the plan, Cone reduced employment by over 1,600 em-ployees. See "Item 7. Management's Discussion and Analysis of Results of Oper-ations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data," Note 21 of the Notes to Consoli-dated Financial Statements.

Business Segments

   Information concerning operating segments for Cone's 2000, 1999 and 1998 fiscal years are incorporated by reference. See "Item 7. Management's Discus-sion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Da-ta," Notes 18 and 21 of the Notes to Consolidated Financial Statements.

Denim & Khaki

   The denim and khaki segment represents Cone's largest segment and is com-prised of denim and piece-dyed bottomweight fabrics more commonly referred to as khaki. Cone is the world's largest producer of denim fabrics and a mid-sized participant in the khaki market. Cone's denim and khaki fabrics are used primarily in branded and private label jeans and trousers.

   Retail sales of denim and khaki apparel products grew throughout most of the 1990s. The trend that began with casual Fridays in the 1990s matured into a key market driver for the apparel industry over that decade. In 2000 and 1999, retail sales of men's casual pants experienced low double-digit increas-es; however, denim men's bottoms experienced only marginal sales increases. In addition to casual lifestyles driving the growth of denim and khakis, other factors that Cone considers important are: (i) the enhanced value of casual garments to consumers resulting from lower acquisition costs and lower life-cycle costs, (ii) enhanced styling and comfort of casual garments and (iii) strong brands that continue to create fashion interest for consumers.

   Significant trends are shaping apparel retailing and manufacturing. The ac-ceptance of casual apparel in the workplace and an emphasis on a casual, ac-tive lifestyle have increased the demand for moderately priced casual apparel. A decline in brand loyalty and increased competition among retailers as a re-sult of consolidation have resulted in an increased demand for private label apparel, which generally offers retailers higher margins and permits them to differentiate their products. However, brands remain key to the success of re-gional and national department stores. The traditional customer, who is very insecure about fashion and trusts brand names to dress appropriately, is con-tinuing to buy branded apparel.

   Cone's domestic apparel fabrics markets have also been affected by changing demographics. The "echo boomers" is the largest jeans consuming segment of the U.S. population. Product trends, brand preferences and garment silhouettes continually evolve to meet the fashion demands of this consumer group. Prefer-ences in recent years by this consumer group required more intricate garment styling, such as baggy jeans and carpenters pants, allowing imports to gain market share. Recently basic five pocket jean silhouettes are moving more in favor with the echo boomers, benefiting U.S. and Mexican suppliers. In addi-tion, this consumer group has been more willing to experiment with new brands in search of brands not fashionable with their parents, the baby boomers. As the baby boom generation has matured, product trends have either evolved to higher quality products with more diverse styling or to basic products at com-petitive prices. These trends have resulted in a bifurcated market as a por-tion of the population focuses on fashion and specialized fabric treatments while others desire better fabric quality and styling and others seek basic products at competitive prices. Cone attempts to compete in these markets by being a leader in product development and focusing on its production costs while maintaining high quality standards. Denim apparel is expected to accel-erate its growth at retail in 2001 as the U.S. population continues to grow and the consumer wardrobe becomes saturated with khaki products.

   Mass merchants and specialty retailers have a combined jeans market share of approximately 50% and have continued to gain market share at the expense of department stores. This change in distribution has created the need to differ-entiate marketing and manufacturing to provide the right product to each dis-tribution channel. Cone uses its Parras Cone facility to target the mass mer-chants channel of distribution while its U.S. facilities are more focused on specialty retailers and department store channels of distribution.

   Internationally, consumption of denims has plateaued in industrialized countries, with Europe showing a slight decline in recent years as khakis and other fabrics have gained market share. In the second half of 1999, Cone began seeing evidence that denim demand in Europe was growing in both basic five-pocket jeans and specialized denim fabrics. In less industrialized countries, the potential market for denim jeans has continued to grow as youth popula-tions expand. However, the growth in denim demand has been tempered by eco-nomic and currency weaknesses in Asia and South America. Until consumers in Asia regain some of their lost purchasing power, denim and apparel demand in these countries will continue to be weak, forcing the exporting of most of the region's production. In addition, Cone's sales growth has been impacted by in-creased global supply primarily in countries with lower labor costs.

   Cone's denim products, accounting for the majority of the denim and khaki segment's sales, are primarily designed for use in garments targeted for the middle and upper-end markets, where styling and quality generally command pre-mium fabric prices. Fabric styling is supported by Cone's product development specialists. Due to the nature of the manufacturing process, denim fabric con-tains variations in color that give it a distinctive appearance. After weav-ing, denim fabrics and garments are processed further in finishing operations that produce different textures and other altered physical properties. In the dyeing and finishing of khaki fabrics many different colors and finishes are produced including Cone's fade resistant Deepdown(R) fabric. During these processes, Cone's product development specialists generally work in collabora-tion with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

   Although the markets and end uses for denim are very diverse, Cone defines its markets as heavyweight denims and specialty-weight denims. Heavyweight denim is used primarily in jeans and is by far the largest component of the denim market. Within the heavyweight market, Cone further classifies its den-ims as "value-added" and "basic." Value-added denims are distinguished by fab-ric construction, yarn variations, finishes and new product introductions. Ba-sic denims are less differentiated by styling with competition being primarily on the basis of price, quality and service.

   Cone's value-added denims are sold principally to brand name apparel compa-nies, specialty retailers and brand name garment producers. Cone's basic den-ims are used primarily in garments sold through retail chains, department stores and catalogs. Although most of Cone's basic denims are designed for the upscale segment of these markets, Cone also produces high-quality basic heavy-weight blue denim, primarily at Parras Cone, to service the mass-market dis-tribution channel. Sales of basic denims constituted approximately 38% of Cone's total denim sales in 2000.

   Cone's largest denim customer is Levi Strauss, whose 501(R) family of jeans are produced solely from Cone's proprietary fabrics. Other customers include V.F. Corporation (Wrangler and Lee), The Gap, Old Navy, Calvin Klein, JC Penney/Arizona and Tommy Hilfiger Jeans.

   Specialty-weight denims include a variety of woven constructions, colors and weights and are used primarily in fashion garment silhouettes and women's and children's wear. These fabrics constitute a growing portion of the denim market as recent growth in denim has occurred in fashion silhouettes such as baggy jeans and carpenter pants at the expense of basic five-pocket jeans. These denims tend to establish market trends because of their use in higher fashion garments.

   Cone also serves niche markets for piece-dyed fabrics with its ProSpin(R) fabric, which provides superior wrinkle resistance properties based upon yarn formation technologies.

   Manufacturing. Cone's denim facilities are modern and flexible and encom-pass substantially all manufacturing processes necessary to convert raw fiber into finished fabrics. All of Cone's denim weaving facilities were re-loomed in the nineties; however, in 1999, Cone outsourced a significant portion of its yarn production in order to reduce operating costs and conserve capital that would have been required for equipment modernization. Cone's U.S. dyeing and finishing facilities include a wide range of technologies, with seven in-digo long-chain dyeing machines, beam dyeing, continuous overdye machinery and raw cotton dyeing equipment.

   In addition to its U.S. facilities, Cone has a 50% equity interest in Parras Cone, a low cost producer of high-quality basic denims located in Mexi-co. Under a marketing agreement with its partner, Cone markets and distributes 100% of the fabric production of Parras Cone. Parras Cone plans to expand its productive capacity by approximately 35% during 2001. This expansion, to the originally targeted capacity, will make Parras Cone even more efficient and allow expanded relationships with key customers.

   Cone is recognized internationally as a leader in product quality and new product development. Product and process development is supported by manufacturing development groups, which have specialists located in each facility. These groups work with Cone's product development specialists and its customers' designers to produce new products for the marketplace. Cone uses on-line computer-aided design systems to increase styling effectiveness.

   Competition. The denim and khaki fabrics business is highly competitive. Primary competitive factors include price, product styling and differentia-tion, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product in-volved.

   No single company dominates the industry and domestic and foreign competi-tors range from large integrated enterprises to small niche companies. Compe-tition is in the form of both domestic and foreign piece goods and in the form of imported apparel garments from Mexico, Asia and other areas. The migration of garment manufacturing facilities to Mexico and Caribbean countries, addi-tional worldwide capacity, more aggressive pricing from domestic companies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting Cone's business environment. Cone's competitive-ness with producers from other countries is influenced by tariffs and trans-portation costs. Any failure of Cone to compete effectively in this environ-ment or to keep pace with changing markets could have a material adverse ef-fect on Cone's results of operations and financial position.

   In recent years due to the competitiveness of the apparel business and the criticality of low wage costs for garment producers Cone has explored a number of international initiatives. Its objectives for expansion into Mexico in-cluded seeking access to the Mexican distribution system to sell Cone's prod-ucts and access to lower cost cut-and-sew facilities in order to increase mar-ket share with private label customers and large branded customers migrating to Mexico. Cone is also seeking to gain production cost advantages while bene-fiting from its technological expertise. As the garment industry has migrated to Mexico from the U.S. Cone has benefited from Parras Cone's cost structure and location, and Cone's U.S. infrastructure.

   Growth of denim apparel bottoms has been rising since the beginning of 1998 with most of the growth coming from Mexico. Mexico is the dominant player in denim bottom imports to the U.S., representing approximately 61% of total units imported and approximately 79% of the total increase in units imported in 2000. There has been a steady increase in U.S. fabric exports to Mexico over the past few years. In 2000, U.S. fabric made up approximately 50% of the Mexican denim apparel imports in the U.S.

   In 1999, Cone announced plans to continue its denim manufacturing expansion in Mexico. Cone has a strategic project to co-develop an industrial park and to build a denim facility in Altamira, Mexico. This project as announced will initially have two components: 1) a 50/50 joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park on over 500 acres, and 2) a 100% owned denim plant with an initial annual capacity of 10 to 20 million yards expandable to 30 to 40 million yards. Cone funded its in-vestment in the industrial park of approximately $10 million through February 2001. While it is Cone's goal to start the construction of the denim facility in late 2001, the timing and size of such a facility is dependent upon secur-ing the necessary financing. Cone has not arranged the required financing at this date and there is no assurance that we will be able to obtain financing on terms and conditions acceptable to Cone. See "Item 7. Management's Discus-sion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives."

   In 1998, Cone formed an alliance with the Ashima Group of India that allows Cone to market Ashima denim and sportswear products worldwide outside the In-dian sub-continent. The Ashima Group produces and markets a broad product line of denim and sportswear fabrics. This alliance was dissolved in 2000 as a re-sult of changes in the marketplace relating to the Asian financial crisis and Cone's refocus on the Western Hemisphere. With the changes in the marketplace the alliance did not have the profit potential that was initially envisioned. Cone plans to continue to hold its equity investment in Ashima and maintain a relationship, so as to keep a presence in that region of the world and poten-tially benefit from future changes in market dynamics.

   Cone is continuously assessing the feasibility of additional manufacturing platforms and alliances within certain trade blocs in order to compete more effectively in its markets.

   Seasonality. Demand for Cone's denim and khaki products and the level of Cone's sales fluctuate moderately during the year. There are three retail selling seasons: spring, fall (back-to-school) and the holiday season. Cone's sales for a particular selling season generally begin six months in advance of that season.

   Marketing and Sales. Cone's marketing focus is to serve brand name apparel customers through the development of products that are recognized in the mar-ketplace for their distinctive quality, durability and styling. Styles of Cone's denim and other fabrics vary in color, finish, weight and construction, depending upon fashion trends and the needs of the specific customer. Cone's product development specialists monitor fashion trends throughout the U.S., Europe, Far East and South America, attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. In addition, Cone maintains an international focus with a long history of distributing its products internationally. In 2000 Cone exported approximately 39% of its denim sales.

   The textile group is organized and managed by its major product lines of denim and khaki. The marketing group is headquartered in Greensboro, North Carolina with sales offices in New York, San Francisco, Los Angeles, Dallas and Brussels to provide a more direct working relationship with the customer. In addition, Cone has sales agents in Europe, Japan, Hong Kong, and throughout Central and South America, and it maintains support services in trade financ-ing, traffic and transportation in order to support its international pres-ence. In 2000, with the dissolution of the Ashima alliance Cone consolidated its international marketing group into its larger textile group infrastruc-ture. Cone's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domes-tic customers.

   Cone's denim and khaki exports were approximately $185 million, $154 mil-lion and $177 million in 2000, 1999 and 1998, respectively.

   Raw Materials. Cotton is the primary raw material for Cone's fabric manu-facturing operations, its purchased yarn and greige goods (fabrics that have not been dyed or finished). United States agricultural programs affect the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. The U.S. Department of Agriculture provides several programs to keep the effective price to cotton purchasers competitive with world levels while protecting the grower. Step 2 of the Federal Agriculture Improvement and Reform Act provided a formula for payments to users of domestically produced cotton when domestic cotton prices exceeded world prices for a period of time. Funds for these payments were depleted in December 1998. The Step 2 program received addi-tional funding in October 1999. Cone received equalization payments during 2000 and expects to receive these payments throughout 2001. Although manage-ment believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that ef-fective U.S. cotton prices exceed world prices, Cone's competitiveness may be materially adversely affected, as Cone cannot always fully pass increased cot-ton costs on to its customers. See "Item 7. Management's Discussion and Analy-sis of Results of Operations and Financial Condition."

   Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although Cone has always been able to acquire suffi-cient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could materially adversely affect Cone's operations. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition."

   Cone has an established cotton purchasing program, administered in confor-mance with policies approved by the Board of Directors, to ensure an uninter-rupted supply of appropriate quality and quantities of cotton, to cover com-mitted and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses for-ward purchase contracts and, to a lesser extent, futures and options con-tracts. Management believes that its cotton purchasing program has resulted in lower overall cotton prices than if cotton were purchased solely on a spot market basis or by solely matching cotton purchases with product sales. Since prices for forward purchase contracts are sometimes fixed in advance of ship-ment, Cone may benefit from its fixed-price purchases of cotton if prices thereafter rise, or fail to benefit if prices subsequently fall. There can be no assurance the forward purchase contracts and hedging transactions will not result in higher cotton costs to Cone or will protect Cone from price fluctua-tions.

   Cone also purchases yarn, greige goods and dyes and chemicals. Based on Cone's strategy to limit its investment in yarn manufacturing in the future, it has formed alliances and in some cases entered into supply contracts with yarn manufacturers to help ensure adequate supplies at competitive prices. Pursuant to its decision to outsource an increased portion of its yarn manu-facturing, Cone entered into a supply agreement with Parkdale America, LLC, during 1999, which expires in 2004. Additional yarn and other materials used by Cone have normally been available in adequate supplies through a number of suppliers.

   Trade. The North American Free Trade Agreement ("NAFTA"), which became ef-fective on January 1, 1994, has created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards that were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA has phased out all trade restrictions and tariffs on textiles and apparel among the three countries. NAFTA has been responsible in part for Mexico recently surpassing China as the largest exporter of apparel to the U.S. NAFTA and the Caribbean Basin Initiative program, through favored quota and tariff treat-ment, have accelerated the shift in production of garments to sources in this hemisphere, indirectly benefiting U.S. textile producers and Cone. Cone's Mex-ican joint venture, Parras Cone, benefits from its access to U.S. markets and has benefited from NAFTA.

   Last year, the U.S. Congress approved the Trade and Development Act of 2000. This legislation increased the trade benefits available to the countries in the Caribbean for certain textile and apparel products to the point where they are roughly equivalent to those available to Mexico under NAFTA. The pro-visions of the legislation affecting the countries in the Caribbean could po-tentially benefit Cone. This legislation also increased the trade benefits available to the countries in Sub-Saharan Africa for certain apparel products shipped to the U.S. market. The provisions of this legislation benefiting Sub-Saharan Africa nations could have a negative impact on Cone. While the legis-lation has been approved by Congress and signed into law by the President, the legislation has not been fully implemented by the U.S. government. At this time the ultimate impact of the legislation on the U.S. textile and apparel industry and Cone is impossible to predict.

   The impact of multilateral agreements intended to liberalize global trade could also significantly affect U.S. textile producers and Cone. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period through 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same 10-year period. In addi-tion, the U.S. government recently approved an agreement with China to facili-tate its admission to the WTO. As one of the world's major textile and apparel producing countries, China's admission to the WTO will have a significant im-pact on global textile and apparel trade. If China does gain full admission to the WTO by 2005 and is therefore able to take advantage of the elimination of quota limitations into the U.S. market, there could be a negative impact on the domestic textile industry as well as Cone.

   In response, Cone has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. Management believes the location of Cone's U.S. manufacturing facilities, its 50% inter-est in the Parras Cone plant in Mexico, and its emphasis on shortening produc-tion and delivery times allow Cone to respond more quickly than foreign pro-ducers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. Cone has invested in techno-logical and process improvements to meet demand for quality and styling. Its emphasis on customer service is supported by its just-in-time and quick re-sponse programs and by electronic data interchange (EDI) with customers. These efforts have improved communication, planning and processing time in manufac-turing.

   In instances where Cone finds itself uncompetitive with imports, Cone is pursuing initiatives either to manufacture or source products internationally or to exit the product line, such as the decision to exit the chamois shirtings product line in 1999.

Commission Finishing

   The commission finishing segment provides custom printing and plain shade dyeing services. Commission printers and dyers process fabrics owned by vari-ous customers on a contract fee basis. The customers, primarily referred to in the trade as converters, purchase base fabrics from weaving mills and use ei-ther internal or external design staffs to create patterns or color direction. The application of design, color, hand, and finish are the key value adding components of a successful commission printer or dyer.

   Carlisle Finishing. The Carlisle Plant is a modern, highly complex facility comprised of over one million square feet with expertise in rotary screen printing. In recent years, Cone has invested heavily in computerized color-mixing systems, automated process controls, and communication systems using the Internet to support the competitive strategy of focused attention on qual-ity and service.

   Markets served by the Carlisle Plant are home decorative, specialty apparel and craft fabrics, and plain shade apparel. Cone believes that Carlisle is the largest commission printer of home decorative fabrics in the United States. Key customers in this segment are the Waverly Division of F. Schumacher, P. Kaufmann, Inc. and Covington/Spectrum Fabrics. Cone's internal home decorative printed product lines are supported by the Carlisle facility. The specialty printed product markets are associated with over-the-counter craft and home sewing, camouflage fabrics for the hunting trade, and baby products. Key cus-tomers for this segment include Springs Industries and Schott International. In addition, Cone's khaki product line is primarily dyed and finished at the Carlisle facility.

   Consumer fashion preference heavily influences the market direction of each of these product groups. Contributing factors to fashion include coloration, texture, and design appeal. In recent years, home furnishing print demand has been affected adversely by alternative products such as yarn-dyed jacquard fabrics and leather products.

   In 1999, Cone restructured the Carlisle operation to reduce cost, improve quality and more aggressively position itself in the market place. These ef-forts have been successful in returning the operation to marginal profitabili-ty. Market competitive forces resulted in the closing of several competitors in 2000, including Carlisle's largest home decorative competitor. These closings significantly reduced the available number of domestic printers for some key fabrics that should benefit Carlisle in the future.

   Raytex Finishing. Product markets supported by the Raytex Plant included top of the bed products such as comforters and sheets along with home and bath products such as shower curtains. Customers for these products included Croscill, Burlington, Springs, and Dan River. Additional product markets in-cluded mattress ticking fabrics and products for outdoor furniture. Customers for these products included Tietex Ticking and Meadowcraft.

   During late 1999 and early 2000, the product markets served by the Raytex Plant experienced price and volume pressures. Market forces contributing to this pressure were lower consumer demand, styling direction more oriented to-ward yarn-dyed jacquards, and an increase in the use of imported products by the converters involved with these markets.

   In late 2000, Cone announced that it was undertaking a thorough analysis into the long-range viability of the Raytex Plant. In December 2000, Cone an-nounced the intent to cease operations at the Raytex Plant and exit those mar-kets. The closing of the Raytex Plant was completed in the first quarter of 2001. The first quarter 2001 results will be affected negatively by operating inefficiencies associated with closing the Raytex Plant.

Decorative Fabrics

   Cone's decorative fabrics segment operates under the name Cone Decorative Fabrics and includes a New York-based converting operation (formerly known as John Wolf Fabrics) and Cone Jacquards, a jacquard weaving plant. The New York operation is a "converter" of printed, jacquard and solid woven fabrics for upholstery, draperies, bedspreads and outdoor fabrics. A converter designs and distributes fabrics, which are manufactured and printed for the converter by others. Cone's decorative fabrics lines are printed primarily at its Carlisle plant under the name "Cone Decorative Fabrics."

   Cone Jacquards, a modern 142,000 square foot facility with wide weaving ma-chines, produces jacquard fabrics for furniture manufacturers, fabric distrib-utors, retailers, converters and specialty products manufacturers.

   Decorative fabrics are marketed domestically and internationally through the segment's sales staff and sales agents. The sales staff and agents handle sales to large customers such as hotels, institutions and furniture manufac-turers, as well as jobbers, who resell to decorators, fabric retailers and certain smaller quantity users. International sales and sales to other smaller customers are made primarily through agents.

   In 2000, Cone intensified its efforts to coordinate the merchandise offer-ing of the converting operation and the jacquard mill. As a result of this ef-fort, the decorative fabrics design area was modified through the addition of new personnel and computer aided design equipment.

   Competition. The finishing and decorative fabrics businesses are highly competitive and Cone competes primarily on the basis of product styling, qual-ity and service. The commission finishing segment competes directly with sev-eral large commission printers as well as a number of smaller competitors. The decorative fabrics segment competes with a large number of domestic and for-eign suppliers of decorative fabrics and jacquard woven fabrics.

   Seasonality. Demand for Cone's finishing services and decorative fabrics and the level of Cone's sales fluctuate moderately during the year with Janu-ary being a seasonally slow period.

Yarn-Dyed Products

   Cone's yarn-dyed products consisted primarily of flannel shirting fabrics. Due to market conditions, manufacturing cost competitiveness and competition Cone ceased production of fabrics for the yarn-dyed segment at its facilities in May 1999 and liquidated associated inventories by year-end 1999.

Other Segment

   The "Other" segment consists of miscellaneous ancillary operations.

Trademarks, Copyrights and Patents

   Cone owns several registered trademarks containing the "Cone" name and var-ious designs. In addition, Cone holds various other trademarks, trade names, copyrights and patents used in connection with its business and products, both domestically and internationally. Cone believes that the name recognition of Cone and its reputation for quality, service and product development have value in both domestic and international markets.

Customers

   Cone has one customer, Levi Strauss, which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 34%, 31% and 32% of sales in 2000, 1999 and 1998, respectively. The loss of Levi as a customer, or a significant reduction in its purchases from Cone, would have a material adverse effect on Cone's financial position and results of operations.

   Levi has been a customer of Cone since 1915 and a close, cooperative supplier/customer relationship has evolved through the development of Cone's proprietary fabrics for use in Levi's 501(R) family of jeans. In addition to supplying fabrics for Levi's 501(R) family of jeans, Cone sells other denim fabrics to Levi. Because Cone is Levi's major denim supplier, Levi initiated discussions with Cone in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, which confirms that Levi will continue to use only Cone's proprietary denim fabrics in manufacturing Levi's 501(R) family of jeans and that Cone will continue to supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone will continue to be subject to customary negotiations between the parties.

   The Supply Agreement expires in March of 2006 and is automatically extended each year, unless either party gives notice otherwise, so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of the three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agree-ment at any time upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

Backlog

   Cone's order backlog was approximately $115 million at January 28, 2001, as compared to approximately $85 million at January 30, 2000. Denim and Khaki ac-counted for 95% of the order backlog at January 28, 2001.

   Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, Cone has an ongoing proprietary program for which orders are issued only for nearby de-livery. Therefore, orders on hand are not necessarily indicative of total fu-ture revenues. It is expected that substantially all of the orders outstanding at January 28, 2001, will be filled within the first four months of 2001.

Research and Development

   Cone's research and development activities are directed primarily toward improving the quality, styling and performance of its apparel fabrics and other products and services. Cone also is engaged in the development of com-puter-aided design and manufacturing systems and other methods of improving the interaction between Cone's stylists and its customers. These activities are conducted at various facilities, and expenses related to these activities are an immaterial portion of Cone's overall operating costs.

Governmental Regulation

   Federal, state and local regulations relating to the workplace and the dis-charge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on Cone. However, existing government regulations are not expected to have a material effect on Cone's financial position, operating results or planned capital ex-penditures. Cone currently has an active environmental protection committee and an active workplace safety organization.

Employees

   At January 31, 2001, Cone employed approximately 4,300 persons, of whom ap-proximately 750 were salaried and approximately 3,550 were hourly employees. Of such hourly employees, approximately 1,200 are represented by collective bargaining units and are employed under collective bargaining agreements that provide for annual wage negotiations in the spring of each year. Based upon its records relating to the withholding of union dues from employee compensa-tion, Cone believes that approximately 410 of its employees are dues-paying union members. Cone has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its rela-tionship with its employees to be satisfactory.

                               Item 2. PROPERTY

   As of March 2001, Cone's U.S. manufacturing facilities consist of six plants, five located in North Carolina and one in South Carolina, with approx-imately 4.2 million square feet of floor space. The denim and khaki segment operates four plants, and each of the commission finishing and the decorative fabrics segments operates one plant. Cone also maintains several distribution centers and warehouses. Internationally, Cone has a 50% interest in a 575,000 square foot denim manufacturing facility in Parras, Mexico.

   In the first quarter of 2001, Cone closed its Raytex Plant, located in Marion, South Carolina, which contains .3 million square feet of floor space. In addition, Cone owns its Salisbury, North Carolina plant, closed in 1999, which contains approximately .5 million square feet of floor space. Both of these facilities are held for sale. Also, during 1999, Cone closed the yarn manufacturing portions of two North Carolina facilities, Florence and Cliffside, which constitute approximately .2 million square feet of floor space.

   All such facilities are maintained in good condition and are both adequate and suitable for their respective purposes. Cone's manufacturing facilities are substantially utilized except for those facilities formerly used for yarn manufacturing that Cone has outsourced.

   All U.S. manufacturing facilities are pledged as security for Cone's in-debtedness under its debt agreements. The Parras Cone denim facility serves as collateral for a portion of the debt of the joint venture company.

   Cone leases its executive and administrative offices, located in Greens-boro, North Carolina, and other offices, located in various U.S. cities and Brussels, from unrelated third parties. In the third quarter of 2000, Cone terminated its prior lease arrangement for its corporate headquarters and en-tered into a new operating lease arrangement for less space at the same loca-tion. Cone expects to vacate the site at the end of 2001, when its present lease expires, and move into substantially smaller space, thus reducing its annual occupancy costs.

                           Item 3. LEGAL PROCEEDINGS

   Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse ef-fect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's fu-ture results of operations. As of December 31, 2000, no significant litigation exists.

          Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                 Item 4A. Executive Officers of the Registrant

Name                                   Age Position with the Company
----                                   --- -------------------------
John L. Bakane........................ 50  Director, President and Chief Executive Officer

                                           Executive Vice President and Chief Financial
Gary L. Smith......................... 42  Officer

Neil W. Koonce........................ 53  Vice President, General Counsel and Secretary

Thomas J. Gmitter..................... 53  Vice President, Chief Information Officer

Michael K. Horrigan................... 46  Vice President, Human Resources

Marvin A. Woolen, Jr. ................ 60  Vice President, Cotton Purchasing

Christopher F. Conlon................. 44  Controller

W. Scott Wenhold...................... 36  Treasurer

   All officers of the Registrant are elected or reelected each year at the Annual Meeting of the Board of Directors or at other times as necessary. All officers serve at the pleasure of the Board of Directors and until their suc-cessors are elected and qualified.

   John L. Bakane joined Cone in 1975. He was named Chief Financial Officer in 1988 and was elected to the Board of Directors in 1989. He was elected Execu-tive Vice President in 1995. In November 1996, he assumed responsibility for management of the Denim Group of Cone and in April 1997 he was appointed Pres-ident of Cone Apparel Products Group. He was appointed Chief Operating Officer in April 1998, and served in such capacity until elected President and Chief Executive Officer in November 1998.

   Gary L. Smith was employed by Cone in 1981 and was serving as Manager of Business Analysis when he was elected Assistant Controller in 1994. He was named Controller in December 1996, Executive Vice President in February 1999 and Chief Financial Officer in November 1999.

   Neil W. Koonce was employed by Cone in 1974. He has been General Counsel since 1987, Vice President since 1989, and Secretary since February 1999.

   Thomas J. Gmitter was employed by Cone in 1999 as Vice President of Infor-mation Services, Chief Information Officer. He served in the same capacity at Universal Tobacco Inc., Richmond Virginia from 1996 to 1999. He was Vice Pres-ident of Information Services of Jostens Inc., Memphis, Tennessee from 1995 to 1996.

   Michael K. Horrigan was employed by Cone in March 1999 as Vice President, Human Resources. He served as Vice President of Human Resources for the sales and marketing and bed fashions groups at Springs Industries from February 1997 to March 1999. Before joining Springs, he was employed by Sara Lee branded ap-parel businesses for eight years, including five years as Vice President of Human Resources for Champion Products. For ten years prior to that he worked in human resources for General Electric.

   Marvin A. Woolen, Jr. was employed by Cone in July 1995 as director of cot-ton purchasing. He was elected Vice President in 1997. He has been in the cot-ton sales, merchandising, purchasing, classing and shipping business since 1971. From 1988 to 1995 he was president of Rollins Company, a cotton shipping firm.

   Christopher F. Conlon was appointed Controller in November 1999. He previ-ously worked at Cone Mills for eight years in the 1980s in several financial roles including cost accountant, plant controller, and division controller re-turning to Cone Mills in 1998 as Group Controller and later served as Director of Business Planning. He worked as Chief Financial Officer of Kron Medical Corporation, Spectrum Glass Products and Sandlapper Fabrics. He also was Chief Operating Officer at Sandlapper Fabrics from 1996 to 1998.

   W. Scott Wenhold was appointed Treasurer in January 2001. He served as Di-rector of International Treasury of Johnson Controls, Inc. from September 1999 to December 2000. Prior to joining Johnson Controls, Inc., he was employed by Fort James Corporation where he served as Assistant Treasurer from July 1998 to July 1999, Director of Corporate Finance from August 1997 to July 1998, and Manager of Corporate Finance from April 1994 to August 1997.

                                    PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MAT-
                                     TERS

   Cone's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The approximate number of holders of record of Cone's Common Stock as of January 31, 2001, was 322.

   Information required by this Item on the sales prices and dividends of the Common Stock of Cone are incorporated in "Note 22. Quarterly Financial Data (Unaudited)" of "Item 8. Financial Statements and Supplementary Data" and is incorporated herein by reference.

                        Item 6. SELECTED FINANCIAL DATA

                          HISTORICAL FINANCIAL REVIEW

                                                        2000     1999    1998 (1)   1997     1996
                                                       -------  -------  --------  -------  -------
                                                       (in millions, except per share data and
                                                                 number of employees)
Summary of Operations
 Net Sales...........................................  $ 617.7  $ 616.3  $ 728.6   $ 716.9  $ 745.9
 Cost of Sales.......................................    550.3    568.2    661.8     664.4    662.0
 Gross Profit........................................     67.4     48.1     66.8      52.5     83.9
 Selling and Administrative..........................     49.3     48.7     57.4      55.6     65.9
 Restructuring and Impairment of Assets (2)..........     38.5     16.0     17.1       5.2      5.2
 Income (Loss) from Operations.......................    (20.4)   (16.6)    (7.7)     (8.3)    12.8
 Other Expense -- Net................................     22.2     13.9     12.1      11.7     14.9
 Loss Before Income Tax Benefit, Equity in Earnings
  (Losses) of Unconsolidated Affiliates and
  Cumulative Effect of Accounting Change.............    (42.6)   (30.5)   (19.8)    (20.0)    (2.1)
 Income Tax Benefit..................................    (14.6)   (10.7)    (7.9)     (8.0)    (2.3)
 Income (Loss) Before Equity in Earnings (Losses) of
  Unconsolidated Affiliates and Cumulative Effect of
  Accounting Change..................................    (28.0)   (19.8)   (11.9)    (12.0)     0.2
 Equity in Earnings (Losses) of Unconsolidated
  Affiliates.........................................      2.7      1.7      5.2       2.6     (2.4)
 Loss Before Cumulative Effect of Accounting Change..    (25.3)   (18.1)    (6.7)     (9.4)    (2.2)
 Cumulative Effect of Accounting Change (3)..........       --     (1.0)      --        --       --
 Net Loss............................................  $ (25.3) $ (19.1) $  (6.7)  $  (9.4) $  (2.2)
 Loss Available to Common Stockholders
  Loss Before Cumulative Effect of Accounting Change.. $ (25.3) $ (18.1) $  (6.7)  $  (9.4) $  (2.2)
  Preferred Dividends................................     (3.8)    (3.0)    (2.9)     (2.9)    (2.9)
  Loss before Cumulative Effect of Accounting
  Change.............................................    (29.1)   (21.1)    (9.6)    (12.3)    (5.1)
  Cumulative Effect of Accounting Change (3).........       --     (1.0)      --        --       --
  Net Loss...........................................  $ (29.1) $ (22.1) $  (9.6)  $ (12.3) $  (5.1)
 Per Share of Common Stock
  Loss Before Cumulative Effect of Accounting Change
   Basic and Diluted.................................  $ (1.14) $ (0.83) $ (0.37)  $ (0.47) $ (0.19)
  Net Loss
   Basic and Diluted.................................    (1.14)   (0.87)   (0.37)    (0.47)   (0.19)
Balance Sheet Data (at year end)
 Total Assets........................................  $ 423.2  $ 472.8  $ 488.5   $ 506.6  $ 530.0
 Long-Term Debt......................................    182.1    198.8    172.1     150.4    160.7
 Stockholders' Equity................................    126.4    157.5    181.9     196.5    210.3
 Long-Term Debt as a Percent of Stockholders' Equity
  and Long-Term Debt.................................       59%      56%      49%       43%      43%
 Shares Outstanding..................................     25.5     25.5     25.4      26.2     26.3
Other Data
 Number of Employees at Year End.....................    4,300    4,300    6,200     6,100    6,700
 Capital Expenditures................................  $  10.0  $  13.2  $  32.8   $  36.3  $  36.2
 Investments in and Advances to Unconsolidated
  Affiliates.........................................      6.7      0.7      3.5       1.6       --
 Common Stock Dividend Paid..........................       --       --       --        --       --

--------
(1) Fiscal 1998 represents a 53 week period.
(2) See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.
(3) In accordance with Statement of Position 98-5, "Reporting the Costs of Start-up Activities", Cone recognized a charge of $1.0 million in 1999, Cone's 50% portion of Parras Cone's unamortized start-up costs, as a cumu-lative effect of an accounting change, net of income tax benefit.

 Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FI-
                               NANCIAL CONDITION

Overview

   For the fiscal year 2000, Cone had sales of $617.7 million, up marginally from sales of $616.3 million in 1999. During 2000, excluding charges for re-structuring of operations and impairment of assets, Cone reported improved re-sults of operations as compared with 1999. While we realized approximately $40 million in restructuring savings or cost reductions in 2000 as a result of the 1999 comprehensive restructuring plan, much of these savings were offset by lower sales prices and by manufacturing cost increases. The year 2000 marked the third consecutive year of declining sales for the U.S. textile industry. While Cone has made progress in its plan, the business environment continues to affect actual results adversely.

   Denim results improved in 2000 from 1999 as retail sales increased and we were able to operate our denim facilities at essentially full capacity after the first quarter of the year. In addition to much improved operating sched-ules in 2000 versus 1999, we were able to liquidate in excess of $12 million of denim inventories. Pricing continued to be difficult as a result of indus-try oversupply, competitors' inventory and backlog positions, and resistance to price increases at retail. Carlisle, as a component of the commission fin-ishing segment, continued its turnaround. The Raytex operation as the other component of the commission finishing segment experienced deteriorating market conditions that resulted in unacceptable operating losses and led to the deci-sion in December 2000 to close the facility. The decorative fabrics segment continued to realize sales growth in 2000; however, a continuing decline in operating results led to the installation of a new management team.

   Management believes that one of the most significant factors affecting op-erating margins is the price of cotton, which varied between the $.50's and $.70's per pound through much of 1998, 1999 and 2000. Cone has purchased cot-ton at fixed prices for delivery for a portion of 2001. Whether cotton prices are marginally lower or higher in 2001 compared to 2000 will depend upon fac-tors such as the strength of the U.S. economy, supply and demand conditions around the world as they impact the export of U.S. cotton and the level of equalization payments received under the U.S. government cotton program.

   Other significant factors that influence Cone's operating results and fi-nancial condition include general business cycles, consumer fashion prefer-ences, changes in demand for print fabrics, international trade conditions, the relative strength of the U.S. dollar, market interest rates, as well as the terms on which debt financing is available to Cone.

   In the fourth quarter of 2000 the U.S. economy began slowing with holiday sales at retail ranging from mixed to disappointing for apparel and home fur-nishings products. The denim and finishing businesses continued to show strong order position at year-end 2000; however, declining general economic condi-tions are expected to affect growth and margins adversely for the first half of 2001. Based upon general economic forecasts for improvements in the U.S. economy in the second half of the year, Cone expects improved operating re-sults in the second half of 2001 in all lines with a potential for some price improvements in denim. First half 2001 results will also be affected adversely by rising natural gas and other energy costs. As a result of the slowing U.S. economy, the Federal Reserve reduced interest rates by 1.5% in the first quar-ter of 2001, which should reduce Cone's borrowing cost on a portion of its debt.

Long-Term Strategic Initiatives

   Cone's business strategy is to invest and grow in its core franchises where it is recognized as a market leader. As a result of economic and industry con-ditions we have focused on four initiatives: (1) engage in businesses in which Cone believes it is an industry leader; (2) retain, attract, motivate and fo-cus a talented and capable management team; (3) migrate to low-cost manufac-turing platforms for commodity products; and (4) attract and efficiently in-vest capital.

   In the fourth quarter of 2000, based upon economic and industry conditions as well as our business leadership criteria, Cone reached the decision to close the Raytex finishing operation that served the top of bed home furnish-ings markets. Cone was not a leader in this business segment and was unable to develop a business outlook that would provide an appropriate return on its in-vestment in this operation. The decision to close the facility was announced in December 2000 with the closing of operations completed in the first quarter of 2001. In 2000, Cone recognized a restructuring and impairment of asset charge of $38.6 million and an $1.9 million exit inventory charge related to the decision to close this facility. The $38.6 million charge includes noncash charges of $24.0 million for the write-off of intangible assets and $13.6 mil-lion for the write-down of property, plant and equipment. The remaining $1.0 million charge is for employee severance benefits. The Raytex assets are held for sale, and Cone's goal is to realize proceeds from the liquidation of these assets in 2001.

   In addition to Raytex, we exited the Ashima alliance in 2000. The Ashima-Cone alliance was formed in August 1998 and consisted of four elements: (1) the purchase by Cone of approximately 8% of the capital stock of Ashima Ltd., an Indian company, for $3.6 million; (2) Cone's providing technology and tech-nical services to Ashima, receiving fees as compensation; (3) Cone certifica-tion of certain Ashima products for distribution throughout the world; and (4) the right of Cone to market Ashima products outside the Indian sub-continent under the name Ashima-Cone. During the third quarter of 2000, Cone reached a mutual agreement with Ashima to terminate the commercial and technical serv-ices agreements between the parties. As a result of changes in the marketplace relating to the Asian financial crisis and Cone's refocus on the Western Hemi-sphere, the alliance did not have the profit potential for both parties that was initially envisioned. In addition, the alliance became a distraction to the efficient management of Cone's core businesses. Cone plans to continue to hold its equity investment in Ashima and maintain a relationship so as to keep a presence in that region of the world and potentially benefit from changes in market dynamics. The Ashima Group pro-duces and markets a broad product line of denim and sportswear fabrics.

   With the exit of the Ashima alliance Cone collapsed its International Mar-keting group into its larger Textile Products Group infrastructure to provide for increased efficiencies and economies of scale.

   In keeping with its strategy to reduce overhead costs, Cone will relocate its corporate headquarters to substantially smaller leased space by year-end 2001. Cone also has downsized its office space in New York and will relocate to a smaller New York office in 2001.

   Cone believes that its present business units can meet the performance cri-teria that it has established. However, given the global and capital markets environment in which Cone operates, Cone will continually review its busi-nesses to make sure that they are capable of providing an acceptable long term return to Cone's stockholders.

   In 1999, in response to deteriorating business conditions for apparel prod-ucts and commission finishing Cone implemented a comprehensive downsizing and reorganization program targeted at providing over $40 million in cost savings or loss avoidance for the year 2000. The components and status of this program are:

    (1) Cone streamlined the product offerings of the sportswear division by, among other things, closing the Salisbury plant, which produced yarn-dyed shirting fabrics. The plant closing and streamlining of operations was completed in 1999 resulting in a full year of savings in 2000 from this initiative. In 2000, Cone recognized an additional $.2 million restructuring charge to write down further the value of the assets held for sale;

    (2) Cone downsized and reorganized the corporate administrative staff, merged the denim and sportswear fabrics businesses into one unit and reduced the manufacturing staff to simplify the management struc-ture. These actions were completed in 1999;

    (3) Cone closed the Florence and Cliffside ring-spun yarn manufacturing facilities and entered into a long-term yarn-sourcing contract. The closing of the yarn-manufacturing portion of the facilities and outsourcing of yarn were completed in 1999;

    (4) Cone restructured the Carlisle plant by reducing the workforce by approximately 25%, increasing efficiencies and quality, and refocus-ing marketing activities. Workforce reductions were implemented in 1999, and in aggregate the operating efficiency and quality targets were met or exceeded in 2000, resulting in the targeted savings for this initiative;

    (5) Cone exited the chamois flannel shirting product line with the re-structuring of Carlisle. The exit of this business allowed Carlisle to focus on the home furnishings and bottom weight apparel fabrics markets, thereby helping it attain the efficiency and quality tar-gets.

   Cone calculates that it achieved approximately $40 million in cost savings as a result of these initiatives. Cone's results of operations did not improve by the amount of the realized savings as a result of other factors prevalent within the industry including continued pricing pressures, manufacturing cost increases and deteriorating general business conditions.

   Cone's priority for the use of cash flow and debt capacity is the invest-ment in low-cost denim manufacturing facilities, primarily in Mexico. In April 1999, Guilford Mills, Inc. and Cone entered into a 50/50 joint venture to develop and operate a new textile and apparel industrial park in Altamira, Ta-maulipas, Mexico. The infrastructure for the industrial park was substantially completed in February 2001. Under the agreement with Guilford the companies jointly developed and own the infrastructure for the industrial park. Each company individually owns the land for its respective textile operations and will contract with the jointly owned service company for infrastructure serv-ices, such as water, power and waste water treatment. The textile plant planned to be built on Cone's property will be a denim plant with an initial capacity of between 10 and 20 million yards. Depending upon the ultimate size and configuration Cone expects to invest between $60 and $100 million in the initial denim facility. Cone's goal is to start construction of the textile facility in late 2001. The funds required for the denim facility will require debt financing and certain modifications to current lending agreements. Cone has not arranged financing or modified its lending agreements at this date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

   In keeping with Cone's stated goal to expand capacity in Mexico Cone an-nounced an agreement to expand Parras Cone's production capacity by 35% in 2001. The expansion will cost approximately $18 million and is expected to be completed by year-end 2001. The expansion will be financed by Parras Cone with internally generated cash flow and debt. Financing for the expansion has not been finalized. Cone will continue to market and distribute 100% of the pro-duction of Parras Cone.

Segment Information

   In the years 1998 through 2000, Cone operated in three principal business segments: denim and khaki, commission finishing and decorative fabrics. In 1998 and 1999, Cone also operated in the yarn-dyed products segment. (See Notes 18 and 21 to the Notes to Consolidated Financial Statements included in
Part II, Item 8.)

Results of Operations

Fifty-Two Weeks Ended December 31, 2000 Compared with Fifty-Two Weeks Ended January 2, 2000

   For the year 2000, Cone had sales of $617.7 million as compared with sales of $616.3 million for 1999. Denim and khaki segment sales and decorative fab-ric segment sales were each up 6% offset by weaker commission finishing sales primarily at the Raytex plant.

   Gross profit for 2000 increased to 10.9% of sales, as compared with 7.8% for the previous year. If inventory charges related to the Raytex closing were excluded, 2000 gross profit would have been 11.2% of sales. The improved gross profit for 2000 was a result of realization of benefits of the 1999 comprehen-sive restructuring program and improved capacity utilization in the denim op-erations partially offset by lower denim prices, weak market conditions for Raytex and poor results for the decorative fabrics segment.

   Denim and Khaki. For 2000, denim and khaki segment sales were $475.5 mil-lion, an increase of 6% from 1999 sales of $448.5 million. Sales volume on a yardage basis for the denim and khaki segment increased by 10% as the denim market recovered from a 1999 downturn. In early 2000, Cone began to experience improvements in denim market conditions, including more denim at retail and a fashion shift back to basic five-pocket jeans. These market improvements con-tinued to the year-end holiday season, which was not as robust as expected earlier in the year. Relatively good market demand for khaki products contin-ued from 1999 until late in 2000 when Cone began seeing evidence that the re-tail pipeline may have become saturated.

   Operating income of the denim and khaki segment for 2000 was $31.4 million, or 6.6% of sales, compared with $17.6 million, or 3.9%, for 1999. The in-creased margin and income resulted primarily from higher sales volume, im-proved plant operating schedules after the first quarter of 2000 and the bene-fit of liquidating approximately $12 million of inventory at previous year cost levels. These increases in gross profit were partially offset by lower sales prices, cost increases and closeouts of certain khaki inventories. The closeout of certain khaki inventories reflects the competitiveness of the mar-ket place and Cone's adjustment of fashion and basics product mix for this product line. Results of the segment also reflected marginally lower cotton costs and additional writedowns on the khaki inventory. Operating income for the segment includes Cone's equity in earnings from the Parras Cone joint ven-ture plant.

   Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consisted of the Carlisle and Raytex plants, were $64.2 million for 2000, down 16% from $76.3 million for 1999. The majority of this sales decline was at the Raytex plant where the year began with weak top of bed volume, especially from the major retail brands that outsourced production; Raytex's markets continued to deteriorate throughout the year. As discussed previously, these market conditions led to Cone's decision to close the Raytex plant. For Carlisle, overall print market conditions did not improve in 2000. However, because of the closing of several competitors, including its largest home decorative competitor, Carlisle's mar-ket share increased at the end of 2000.

   For 2000, the segment had an operating loss of $6.6 million as compared with a loss of $6.9 million in 1999. The Raytex plant lost $6.7 million in 2000 versus a marginal loss of less than $.1 million in 1999 on the same ba-sis. Carlisle's results benefited from the 1999 restructuring, downsizing and refocusing of the Carlisle plant. The operating improvements at Carlisle were partially offset late in 2000 by higher energy costs and the start-up costs associated with new business assumed from a competitor's plant upon its closing. Intercompany sales of this segment were to the denim and khaki and decorative fabrics segments.

   Decorative Fabrics. For 2000, sales of the decorative fabrics segment were $77.3 million, up 6% from sales of $72.9 million for 1999. Cone Jacquard's sales increased by 18% benefiting from expanded capacity and outsourcing while converting (John Wolf) sales declined by 14% as a result of a lack of market demand for Cone's product offerings for the home furnishings market and over-all weak interest in prints. The decorative fabrics segment had a loss $1.6 million in 2000 as compared with earnings of $1.6 million for 1999. Results for 2000 were affected negatively by the lack of market demand for Cone's product offerings, start-up expenses associated with increasing capacity and operating efficiencies at the Jacquard plant and difficulties with outsourcing. As part of the management restructuring, the jacquards and con-verting operations have been integrated to provide for a better coordination of woven and printed products and lower selling costs. Market conditions in the furniture industry weakened in the fourth quarter of 2000. The timing and strength of the industry's recovery will have an impact on 2001 results.

   Yarn-Dyed Products. Cone ceased manufacturing yarn-dyed products in May 1999. For 2000 there were essentially no sales of yarn-dyed products as com-pared with 1999 sales of $17.1 million. For 1999, the yarn-dyed products seg-ment had an operating loss of $5.6 million. The 1999 results include inventory reserves of $1.3 million associated with the closing of the Salisbury plant. In addition to the segment operating losses in 1999, $3.4 million of the re-structuring charges in 1999 were attributable to the yarn-dyed segment. These restructuring costs were primarily for the writedown of property, plant and equipment, as well as employee severance costs.

   Selling and administrative expenses for 2000 were $49.3 million or 8.0% of sales, as compared with $48.7 million or 7.9% of sales in 1999. Selling and administrative expenses in 2000 were affected negatively by higher bank and legal fees associated with Cone's financing agreements.

   Interest expense for 2000 was $18.4 million, an increase of $3.9 million from $14.5 million for 1999. The increase in interest expense was primarily the result of increases in rates under new lending agreements and in market rates. Other expenses include $4.4 million recognized in 2000 related to the ongoing expense of the new accounts receivable securitization program, which began on September 1, 1999. The comparable number in 1999 was $1.0 million for the new accounts receivable securitization program.

   For 2000 and 1999, the income tax benefit as a percent of the taxable loss was 34% and 35%, respectively. (See Note 11 to Notes to Consolidated Financial Statements included in Part II, Item 8.)

   Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $2.8 million for 2000, as compared with $1.7 million for 1999. In the 2000 period, the plant operated at a higher capacity utilization rate and experi-enced lower raw material costs.

   For the year 2000, Cone had a net loss of $25.3 million, or $1.14 per share after preferred dividends. For comparison, in 1999, Cone had a net loss of $19.1 million, or $.87 per share. However, both years included significant pre-tax restructuring, related expenses and inventory write-downs connected with the exit from businesses. In 2000, excluding restructuring and asset im-pairment charges related to the closing of the Raytex operation, Cone had net income of $1.1 million or, after preferred dividends, a loss of $.11 per share. For comparison in 1999 excluding special charges, losses from product lines exited in 1999 and the $1.0 million after-tax charge from the cumulative effect of an accounting change related to capitalized start-up costs at Parras Cone, Cone had a pro forma net loss of $.18 per share.

Fifty-Two Weeks Ended January 2, 2000 Compared with Fifty-Three Weeks Ended January 3, 1999

   For the year 1999, Cone Mills had sales of $616.3 million, down 15% from sales of $728.6 million for 1998, primarily due to a sales shortfall in denim. Lower denim sales resulted from weaker consumer interest in jeans and adjust-ments to retail and manufacturing inventories.

   Gross profit for 1999 decreased to 7.8% of sales, as compared with 9.2% for the previous year. Lower volume and pricing in denims and the aggressive elim-ination of unprofitable lines and inventories more than offset the improved operating results in commission finishing and decorative fabrics.

   Cone encountered depressed market conditions in denim fabrics during 1999 resulting in a significant reduction of sales in the third and fourth quar-ters. Retail sales of denim garments showed a slight decrease for

1999. Lower denim fabric sales resulted primarily from a stronger consumer in-terest in khakis, inventory adjustments by retailers and wholesalers of brands, and the continued worldwide over-capacity in denims even as several competitors exited the U.S. market. In addition, the trend to more complex garment silhouettes affected U.S. mills negatively as sourcing favored low-cost Asian producers. As a result of these conditions, Cone experienced lower margins as a result of both pricing pressures and curtailed operating sched-ules aimed at controlling inventories.

   Cone continued to encounter manufacturing difficulties at its Carlisle Fin-ishing plant through the first nine months of 1999. However, in the fourth quarter, Carlisle benefited from cost reductions associated with its restruc-turing. The facility improved capacity utilization with a broadened customer base, improved efficiency and quality, and earned a small operating profit. The consolidation of Cone's Granite Finishing operations into Carlisle that began in 1997 disrupted manufacturing efficiencies to a greater extent than anticipated, which materially adversely impacted results of the commission finishing segment during 1998 and 1999.

   During 1999, Cone ceased production of yarn-dyed products and liquidated associated inventories. Adverse market conditions increased import penetration of yarn-dyed products, and ineffective marketing and merchandising programs resulted in significant operating losses. Following unsuccessful attempts to make use of the Salisbury yarn-dyed plant profitably, Cone closed this facil-ity in the second quarter of 1999.

   In response to business conditions for apparel products and commission fin-ishing, Cone implemented a comprehensive downsizing and reorganization program in 1999, which included:

    (1) Cone streamlined the product offering of the sportswear division in-cluding the closing of the Salisbury plant which produced yarn-dyed shirting fabrics. As a result of these decisions Cone recognized a restructuring charge of $15.8 million in 1998 for the write-down of the Salisbury plant and equipment and restructuring charges in 1999 for employee separation costs and shutdown expenses of $2.8 million and $0.6 million, respectively. This initiative resulted in the re-duction of approximately 625 employees.

    (2) Cone downsized and reorganized the corporate administrative staff, merged the denim and sportswear fabrics businesses into one unit and reduced the manufacturing staff to simplify the management struc-ture. These actions resulted in restructuring charges in 1999 of $6.0 million and the elimination of approximately 250 employees. The components of the restructuring charges include $4.6 million for em-ployee separation costs, $0.7 million for write down of equipment and $0.7 million for consulting and legal fees associated with the downsizing. Consulting fees were primarily for review of the workforce, design of severance packages and legal review to ensure that Cone was in compliance with laws and regulations.

    (3) Cone closed the Florence and Cliffside ring-spun yarn manufacturing facilities, coupled with the outsourcing of yarn to reduce operating costs and conserve capital that would have been required for equip-ment modernization. This action resulted in 1999 restructuring charges of $4.0 million comprised of $3.0 million for write-down of plant and equipment and $1.0 million for employee separation costs. Approximately 400 employees were terminated.

    (4) Cone restructured the Carlisle plant reducing the workforce by ap-proximately 25%, increased efficiencies and quality, and refocused marketing activities. This action in the third quarter of 1999 re-sulted in restructuring charges of $2.7 million; $1.3 million for employee separation costs, $1.0 million for consulting and legal fees and $0.4 million for write-down of plant and equipment. Approx-imately 250 employees were terminated with the restructuring of the Carlisle operation.

    (5) Cone exited the chamois flannel shirting product line with the re-structuring of Carlisle. No restructuring charges were recognized related to this action; however, a charge of $2.0 million was real-ized in the third quarter of 1999 related to additional inventory reserves for chamois greige and finished goods.

   Denim and Khaki. For 1999, denim and khaki segment sales were $448.5 mil-lion, down 18% from 1998 sales of $545.0 million. Almost all of the sales shortfall resulted from lower sales volume and prices for denims. Operating income of the denim and khaki segment for 1999 was $17.6 million, or 3.9% of sales, compared with $52.2 million, or 9.6%, for 1998. The reduced margin and income resulted primarily from lower sales volume, lower sales prices, reduced plant operating schedules and inventory losses. The inventory losses were com-posed of closeouts of certain khaki inventories as Cone refocused this product line as part of its comprehensive restructuring, additional market and aging re-serves and the exit of the chamois shirting product line. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant.

   Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consists of the Carlisle and Raytex plants, were $76.3 million for 1999, down 14% from $88.9 million for 1998. In 1999, Carlisle did not compete in certain product segments due to un-satisfactory prices and the anticipated recovery in print demand not material-izing. For 1999, the operating loss was $6.9 million, an improvement of 55% from the loss of $15.1 million for 1998. As discussed earlier, during the third quarter of 1999, Cone implemented a substantial restructuring, downsiz-ing and refocusing of the Carlisle Finishing plant. Intercompany sales of this segment were to the denim and khaki and decorative fabrics segments.

   Decorative Fabrics. For 1999, sales of the decorative fabrics segment were $72.9 million, up 29% from sales of $56.3 million for 1998. Cone Jacquard's sales improved as capacity expanded and John Wolf decorative fabrics sales im-proved. The decorative fabrics segment had earnings of $1.6 million for 1999 compared with a loss of $0.4 million for 1998. Results for 1999 were affected negatively by higher than expected start-up costs related to capacity addi-tions at the jacquard plant.

   Yarn-Dyed Products. Cone ceased manufacturing yarn-dyed products in May 1999. For 1999, sales of yarn-dyed products were $17.1 million, down from $33.7 million in 1998. For 1999, the yarn-dyed products segment had an operat-ing loss of $5.6 million, as compared with a loss of $14.5 million for 1998. Segment results improved from 1998 due to only a partial year of operation. The 1999 results include inventory reserves of $1.3 million associated with the closing of the Salisbury plant. In addition to the segment operating losses in 1999 and 1998, $3.4 million and $15.8 million of the restructuring charges in 1999 and 1998, respectively were attributable to the yarn-dyed seg-ment. These restructuring costs were primarily for the writedown of property, plant and equipment, as well as employee separation costs.

   Selling and administrative expenses for 1999 were $48.7 million, as com-pared with $57.4 million in 1998. In both years, selling and administrative expenses were 7.9% of sales. The lower dollar amount of selling and adminis-trative expenses in 1999 reflects the cost savings realized from restructuring initiatives. Selling and administrative expenses for 1998 were restated to conform to industry practices.

   Interest expense for 1999 was $14.5 million, down from $14.9 million for 1998. Other expenses of $1.0 million recognized in 1999 were the ongoing ex-pense of the new accounts receivable securitization program, which began on September 1, 1999.

   For 1999 and 1998, the income tax benefit as a percent of the taxable loss was 35% and 40%, respectively. (See Note 11 to Notes to Consolidated Financial Statements included in Part II, Item 8.)

   Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $1.7 million for 1999, as compared with $5.2 million for 1998. In the 1999 period, the plant had lower capacity utilization, higher cotton costs as a percentage of sales, and additional marketing and management fees paid to the joint venture partners.

   For the year 1999, Cone had a net loss of $19.1 million, or $.87 per share after preferred dividends. For comparison, in 1998, Cone had a net loss of $6.7 million, or $.37 per share. However, both years included significant pre-tax restructuring, related expenses and inventory write-downs connected with the exit from businesses, all associated with a company-wide comprehensive re-structuring program. Excluding these special charges, losses from product lines exited in 1999 and the $1.0 million after-tax charge from the cumulative effect of an accounting change related to capitalized start-up costs at Parras Cone, Cone had a pro forma net loss of $.18 per share in 1999. For comparison, in 1998 after adjusting for restructurings, exit inventory charges and losses from product lines exited in 1999, Cone had a pro forma net income of $.37 per share.

Liquidity and Capital Resources

   Cone's principal long-term capital components consist of debt outstanding under its Senior Note, its 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, a $73 million Revolving Credit Facility ("Revolving Credit Facility") and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement") entered into on September 1, 1999, and amended on April 24, 2000, with Cone Receivables II LLC, Redwood Receivables Corporation ("Redwood"), and General Electric Capital Corporation.

   On January 28, 2000, Cone entered into a new $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent, ratably secured, together with the Senior Note and the 8 1/8% Debentures, by substan-tially all of Cone's assets. The Revolving Credit Facility was amended on July 14, 2000 to extend the maturity date from August 7, 2000 to August 7, 2001, and to revise the covenants. The present Revolving Credit Facility commitment has been reduced to $73 million, including letters of credit, as a result of the August 7, 2000, Senior Note payment and the sale of the corporate head-quarters building. Cone may, at its option, borrow from time to time under the Revolving Credit Agreement at a Base Rate or a Eurodollar Rate, each based on a formula set forth in the agreement. (See Note 9 to the Notes to Consolidated Financial Statements included in Part II, Item 8.)

   On April 24, 2000, Cone amended the Receivables Agreement increasing the facility from $50 million to $60 million. In addition to increasing the com-mitment, Cone modified other provisions of the Agreement to allow it to uti-lize more fully the entire facility.

   On July 14, 2000 Cone amended its Senior Note debt repayment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the August 7, 2001, payment. The interest rate on the Senior Note was increased to 11.7% from 11.0%.

   Financing agreements prohibit Cone from paying dividends on its Common
Stock.

   The following is a summary of Cone's primary financing agreements as of De-cember 31, 2000.

                                Facility    Amount      Interest/     Maturity
Financing Agreement            Commitment Outstanding Discount Rate     Date
-------------------            ---------- ----------- ------------- ------------
                                            ($ Amounts in Millions)
8 1/8% Debenture..............   $100.0     $100.0        8.125%    Mar 15, 2005
Senior Note...................     28.9       28.9       11.700     Aug 13, 2002
Revolving Credit..............     73.0       55.0       11.250      Aug 7, 2001
Receivables Agreement.........     60.0       55.7        8.217     Sept 1, 2004

   In third quarter of 2000, Cone terminated its prior lease arrangement for its corporate headquarters and entered into a new operating lease arrangement for less space at the same location. Cone expects to vacate the site at the end of 2001, when its present lease expires, and move into substantially smaller space, thus reducing its annual occupancy costs.

   During 2000, Cone generated cash from operations of $35.7 million, as com-pared with cash used in operations of $6.6 million in 1999. Included in the cash provided by (used in) operating activities, working capital decreased by $15.8 million in 2000 as compared with a $7.1 million increase in 1999. Other sources of cash flow, excluding financing activities, were $3.2 million in proceeds from sales of property and equipment for each of 2000 and 1999. Uses of cash in 2000 included $10.0 million for capital expenditures, $6.7 million of investments in and advances to the joint venture industrial park in Tamau-lipas, Mexico, and $5.0 million for the redemption of preferred stock. For 2001 Cone expects capital spending to be approximately $14 million and invest-ments and advances to the joint venture industrial park to be less than $2.0 million.

   Cone believes that internally generated operating cash flow and funds available under its Revolving Credit Facility will be sufficient to meet its needs for working capital and capital spending permitted under the terms of the Revolving Credit Facility until August 2001, when the Revolving Credit Fa-cility expires. Liquidity is predicated on Cone's meeting its operating tar-gets in 2001. By August 2001, Cone must either refinance or replace the re-volving credit facility. Cone is in the process of exploring its alternatives related to restructuring its balance sheet and financing its business. These alternatives may include one or more of the following: (1) completion of an exchange offer with the 8 1/8% bonds and the entering into of an asset based lending transaction with revolver and term loan components; (2) the restruc-turing or replacing of the revolving credit facility; and (3) funding from nontraditional sources of capital. While management believes that it will be able to obtain the appropriate financings, including those for its Mexican initiatives, given the present capital markets there is no assurance that Cone will be able to replace its revolving credit facility or otherwise obtain fi-nancing on terms and conditions acceptable to Cone.

   In connection with the restructuring of its balance sheet, on August 4, 2000, Cone filed with the SEC a registration statement relating to a proposed offering to holders of its 8 1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the debentures, which may be increased to $25 million at the option of Cone, and its new secured subordinated debentures and common stock for up to $85 million of the deben-tures. In addition, the exchange includes a consent to make certain changes in the indenture governing the 8 1/8% Debentures and a release of the collateral currently securing the debentures, which require acceptance of the exchange offer by holders of more than 50% of the 8 1/8% Debentures. The principal pur-pose of the proposed exchange offer is to enable Cone to revise its debt structure in a manner that should provide more flexibility and should permit Cone to obtain financing necessary for its proposed expansion into Mexico. Cone expects to replace certain of its existing financing agreements with an asset-based lending facility that will contain less restrictive covenants and lower interest costs. This facility should enable Cone to obtain project fi-nancing for a portion of its proposed Mexican expansion. While management be-lieves that it will be able to obtain the asset-based facility and the Mexican project financing if the exchange offer is successful, there is no assurance that Cone will obtain financing on terms and conditions acceptable to Cone. On December 28, 2000, Cone filed a second amendment to the August 4, 2000 filing in further response to SEC comments regarding the original filing. The regis-tration statement relating to the proposed exchange offer has not yet become effective and, therefore, the exchange offer has not commenced.

   On December 31, 2000, Cone's long-term capital structure consisted of $182.1 million of long-term debt (including current maturities) and $126.4 million of stockholders' equity. For comparison, on January 2, 2000, Cone had $198.8 million of long-term debt (including current maturities) and $157.5 million of stockholders' equity. Long-term debt (including current maturities of long-term debt) as a percentage of long-term debt and stockholders' equity was 59% at December 31, 2000, as compared with 56% at January 2, 2000.

   Accounts receivable on December 31, 2000, were $40.1 million, as compared with $47.5 million at January 2, 2000. Receivables, including those sold pur-suant to the Receivables Purchase Agreement, represented 61 days of sales out-standing at December 31, 2000, as compared with 65 days at January 2, 2000. The reduction in days of sales outstanding reflects an improvement in the pay-ment practices of certain customers.

   Inventories on December 31, 2000, were $106.3 million, as compared with $110.6 million at January 2, 2000. The decrease reflects a reduction in denim finished goods inventories in excess of $12 million partially offset by in-creased raw materials and greige fabric inventories.

OTHER MATTERS

   Federal, state and local regulations relating to the workplace and the dis-charge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on Cone. Existing government regulations are not expected to cause a material change in Cone's competitive position, operating results or planned capital expendi-tures. Cone has an active environmental committee, which fosters protection of the environment and compliance with laws.

   Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be con-sidered material to Cone's future results of operations. As of December 31, 2000, no significant litigation exists.

     Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Cone's primary market risk exposures are cotton (commodity) price risk and interest rate risk. At December 31, 2000, Cone had no material exchange rate risk on any of its financial instruments. Cone had no financial instruments, derivative financial instruments or derivative commodity instruments held for trading purposes at December 31, 2000. Fair values for cotton derivatives and long-term debt instruments were estimated with reference to market quotes at year-end.

   Commodity price risk primarily relates to cotton. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales, and to manage margin risks associated with price fluctuations on antic-ipated cotton purchases. Cone primarily uses forward contracts and, to a lesser extent, futures and options contracts in its cotton purchasing program.

   The following table provides information about Cone's cotton inventory op-tions contracts that are sensitive to changes in cotton prices. The table pre-sents the number of contracts, the weighted-average strike price and the total dollar contract price by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of cotton under option at December 31, 2000 and January 2, 2000.

                                           Expected
                                           Maturity   Fair    Maturity    Fair
                                           Date 2001  Value  Date 2000   Value
                                           --------- ------- ---------- --------
Cotton Options (Puts)
Contract Volume
 (100 bales per contract)................        NA       NA        396       NA
Weighted-Average
 Strike Price (per lb.; 500 lbs. per bale
 avg.)...................................        NA       NA $      .55       NA
Contract Amount..........................        NA       NA $  266,625 $572,660

Cotton Options (Calls)
Contract Volume
 (100 bales per contract)................       350       NA      1,611       NA
Weighted-Average
 Strike Price (per lb.; 500 lbs. per bale
 avg.)...................................  $    .66       NA $      .53       NA
Contract Amount..........................  $183,250  $88,750 $1,165,630 $794,385

   Cone's debt instruments are exposed to interest rate risk. The table pre-sents principal cash flows and related weighted-average interest rates by ex-pected maturity dates. Variable weighted-average interest rates for Cone's de-bentures are based on the applicable forward LIBOR rates.

                                        Expected Maturity Date
                                     ----------------------------        Fair
                                     2001  2002  2003 2004  2005  Total  Value
                                     ----- ----- ---- ---- ------ ------ -----
                                               (dollars in millions)
Long-Term Debt
Fixed Rate
 Senior Note........................ $18.5 $10.4 $ -- $ -- $   -- $ 28.9 $28.9
 Average interest rate (%)..........  11.7  11.7   --   --     --   11.7
Variable Rate
 Revolver........................... $55.0 $  -- $ -- $ -- $   -- $ 55.0 $55.0
 Average interest rate (%)..........  10.9    --   --   --     --   10.9
 Debentures (including an interest
 rate swap)......................... $  -- $  -- $ -- $ -- $100.0 $100.0 $65.0
 Average interest rate (%)..........   8.6   8.6  8.6  8.6    8.6    8.6

   "Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

     Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertain-ties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, in-cluding Cone's products, will vary with the U.S. and world business cy-cles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly com-petitive nature of the textile industry and the possible effects of re-duced import protection and free-trade initiatives, (iii) the unpre-dictability of the cost and availability of cotton, Cone's principal raw material, (iv) Cone's relationships with Levi Strauss as its major customer, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, including its planned ex-pansion in Mexico, (vi) successful completion of the Exchange Offer for the 8 1/8% Debentures, (vii) increases in prevailing interest rates, and (viii) Cone's inability to continue the cost savings associated with its restructuring initiatives. For a further description of these risks see Cone's 2000 Form 10-K, "Item 1. Business -- Competition, --
      Raw Materials and -- Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Over-view" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securi-ties and Exchange Commission.

             Statement of Responsibility for Financial Statements

   The management of Cone Mills is responsible for the preparation and integ-rity of Cone's published financial statements. The financial statements have been prepared in accordance with generally accepted accounting principles and include management's best estimates and judgment. Management has also prepared the other information contained in this report and is responsible for its ac-curacy and consistency with the financial statements.

   Cone maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to Cone's management and Board of Directors regarding the preparation of reliable published financial state-ments. The system includes a code of conduct to foster a strong ethical cli-mate, established policies and procedures, internal audit processes, and the employment of qualified personnel. Cone has established formal criteria against which the internal control system is measured and as of December 31, 2000, Cone was in compliance with these criteria.

   The Board of Directors, assisted by its Audit Committee which is composed entirely of directors who are not officers or employees of Cone, provides oversight to the financial reporting process. The Committee meets regularly with management, internal auditors and independent certified public accoun-tants to review the scope and findings of audits, financial reporting issues and the adequacy of the internal control system. To assure complete indepen-dence, representatives of McGladrey & Pullen, LLP, Certified Public Accoun-tants, approved by the shareholders, have free access to the Audit Committee with or without the presence of management.

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

              Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            McGLADREY & PULLEN, LLP

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

   We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to ob-tain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by management, as well as evaluating the overall financial state-ment presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of December 31, 2000 and January 2, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally ac-cepted accounting principles.

   As discussed in Note 1 to the consolidated financial statements, in 1999 the Company changed its methods of accounting for start-up costs and costs of computer software developed or obtained for internal use.

/s/ McGLADREY & PULLEN, LLP
McGladrey & Pullen, LLP

Greensboro, North Carolina
February 10, 2001

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                  (in thousands, except per
                                                         share data)
Net Sales.......................................  $617,721  $616,321  $728,626
Cost of Goods Sold..............................   550,301   568,197   661,795
                                                  --------  --------  --------
Gross Profit....................................    67,420    48,124    66,831
Selling and Administrative......................    49,302    48,651    57,362
Restructuring and Impairment of Assets..........    38,500    16,017    17,124
                                                  --------  --------  --------
Loss from Operations............................   (20,382)  (16,544)   (7,655)
                                                  --------  --------  --------
Other Income (Expense)
 Interest income................................     1,392     1,529     2,777
 Interest expense...............................   (18,363)  (14,450)  (14,890)
 Other expense..................................    (5,256)     (993)       --
                                                  --------  --------  --------
                                                   (22,227)  (13,914)  (12,113)
                                                  --------  --------  --------
Loss before Income Tax Benefit, Equity in
 Earnings of Unconsolidated Affiliates and
 Cumulative Effect of Accounting Change.........   (42,609)  (30,458)  (19,768)
Income Tax Benefit..............................   (14,624)  (10,740)   (7,907)
                                                  --------  --------  --------
Loss before Equity in Earnings of Unconsolidated
 Affiliates and Cumulative Effect of Accounting
 Change.........................................   (27,985)  (19,718)  (11,861)
Equity in Earnings of Unconsolidated
 Affiliates.....................................     2,716     1,684     5,210
                                                  --------  --------  --------
Loss before Cumulative Effect of Accounting
 Change.........................................   (25,269)  (18,034)   (6,651)
Cumulative Effect of Accounting Change..........        --    (1,038)       --
                                                  --------  --------  --------
Net Loss........................................  $(25,269) $(19,072) $ (6,651)
                                                  ========  ========  ========
Loss Available to Common Stockholders
 Loss before Cumulative Effect of Accounting
  Change........................................  $(29,122) $(21,081) $ (9,564)
 Cumulative Effect of Accounting Change.........        --    (1,038)       --
                                                  --------  --------  --------
 Net Loss.......................................  $(29,122) $(22,119) $ (9,564)
                                                  ========  ========  ========
Loss Per Share -- Basic and Diluted
 Loss before Cumulative Effect of Accounting
  Change........................................  $  (1.14) $  (0.83) $  (0.37)
 Cumulative Effect of Accounting Change.........        --     (0.04)       --
                                                  --------  --------  --------
 Net Loss.......................................  $  (1.14) $  (0.87) $  (0.37)
                                                  ========  ========  ========
Weighted-Average Common Shares Outstanding
 Basic..........................................    25,481    25,397    25,856
                                                  ========  ========  ========
 Diluted........................................    25,481    25,397    25,856
                                                  ========  ========  ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     December 31, 2000 and January 2, 2000

                                                               2000      1999
                                                             --------  --------
                                                              (in thousands,
                                                             except share and
                                                              par value data)
ASSETS
 Current Assets
  Cash.....................................................  $  2,876  $  1,267
  Accounts receivable, less allowances of $5,050...........    40,091    47,531
  Inventories..............................................   106,308   110,613
  Other current assets.....................................     6,270     6,149
                                                             --------  --------
   Total Current Assets....................................   155,545   165,560
 Investments in and Advances to Unconsolidated Affiliates..    56,265    46,815
 Other Assets..............................................    18,505    38,964
 Property, Plant and Equipment.............................   192,901   221,458
                                                             --------  --------
                                                             $423,216  $472,797
                                                             ========  ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
  Current maturities of long-term debt.....................  $ 73,495  $ 79,714
  Accounts payable.........................................    37,420    26,849
  Sundry accounts payable and accrued liabilities..........    33,282    33,866
  Deferred income taxes....................................     9,434     9,894
                                                             --------  --------
   Total Current Liabilities...............................   153,631   150,323
 Long-Term Debt............................................   108,582   119,115
 Deferred Income Taxes.....................................    20,338    33,916
 Other Liabilities.........................................    14,246    11,958
 Stockholders' Equity
  Class A preferred stock -- $100 par value; authorized
   1,500,000 shares; issued and outstanding 335,340 shares;
   1999, 355,635 shares....................................    33,534    35,564
  Class B preferred stock -- no par value; authorized
   5,000,000 shares........................................        --        --
  Common stock -- $.10 par value; authorized 42,700,000
   shares; issued and outstanding 25,522,211 shares; 1999,
   25,479,717 shares.......................................     2,552     2,548
  Capital in excess of par.................................    57,630    57,435
  Retained earnings........................................    42,512    70,776
  Deferred compensation -- restricted stock................       (40)     (321)
  Accumulated other comprehensive loss.....................    (9,769)   (8,517)
                                                             --------  --------
   Total Stockholders' Equity..............................   126,419   157,485
                                                             --------  --------
                                                             $423,216  $472,797
                                                             ========  ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

       Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

                             Class A                                                  Deferred    Accumulated
                         Preferred Stock     Common Stock      Capital in           Compensation     Other
                         ----------------  ------------------    Excess   Retained   Restricted  Comprehensive
                         Shares   Amount     Shares    Amount    of Par   Earnings     Stock         Loss       Total
                         -------  -------  ----------  ------  ---------- --------  ------------ ------------- --------
                                                     (in thousands, except share data)
Balance, December 28,
 1997................... 383,948  $38,395  26,201,633  $2,620   $62,300   $102,449     $(740)       $(8,504)   $196,520
Comprehensive Loss
 Net loss...............      --       --          --      --        --     (6,651)       --             --      (6,651)
 Currency translation
  adjustment............      --       --          --      --        --         --        --              6           6
                                                                                                               --------
 Total comprehensive
  loss..................                                                                                         (6,645)
                                                                                                               --------
Class A Preferred
 Stock..................
 Cash dividends paid....      --       --          --      --        --     (2,999)       --             --      (2,999)
Common Stock............
 Purchase of common
  shares................      --       --    (768,400)    (77)   (5,028)        --        --             --      (5,105)
 Restricted stock
  compensation..........      --       --          --      --        --         --       153             --         153
 Cancellation of
  restricted shares.....      --       --      (1,000)     --        (8)        --         8             --          --
                         -------  -------  ----------  ------   -------   --------     -----        -------    --------
Balance, January 3,
 1999................... 383,948  $38,395  25,432,233  $2,543   $57,264   $ 92,799     $(579)       $(8,498)   $181,924
                         -------  -------  ----------  ------   -------   --------     -----        -------    --------
Comprehensive Loss......
 Net loss...............      --       --          --      --        --    (19,072)       --             --     (19,072)
 Currency translation
  adjustment............      --       --          --      --        --         --        --            (19)        (19)
                                                                                                               --------
 Total comprehensive
  loss..................                                                                                        (19,091)
                                                                                                               --------
Class A Preferred
 Stock..................
 Shares redeemed........ (56,281)  (5,628)         --      --        --         --        --             --      (5,628)
 Cash dividends paid....      --       --          --      --        --       (154)       --             --        (154)
 Stock dividend.........  27,968    2,797          --      --        --     (2,797)       --             --          --
Common Stock............
 Purchase of common
  shares................      --       --      (6,916)     --       (45)        --        --             --         (45)
 Options exercised......      --       --      62,400       6       320         --        --             --         326
 Issuance of restricted
  shares................      --       --      10,000       1        47         --       (48)            --          --
 Restricted stock
  compensation..........      --       --          --      --        --         --       153             --         153
 Cancellation of
  restricted shares.....      --       --     (18,000)     (2)     (151)        --       153             --          --
                         -------  -------  ----------  ------   -------   --------     -----        -------    --------
Balance, January 2,
 2000................... 355,635  $35,564  25,479,717  $2,548   $57,435   $ 70,776     $(321)       $(8,517)   $157,485
                         -------  -------  ----------  ------   -------   --------     -----        -------    --------
Comprehensive Loss......
 Net loss...............      --       --          --      --        --    (25,269)       --             --     (25,269)
 Minimum pension
  liability adjustment..      --       --          --      --        --         --        --         (1,252)     (1,252)
                                                                                                               --------
 Total comprehensive
  loss..................                                                                                        (26,521)
                                                                                                               --------
Class A Preferred
 Stock..................
 Shares redeemed........ (48,746)  (4,875)         --      --        --        (88)       --             --      (4,963)
 Cash dividends paid....      --       --          --      --        --        (62)       --             --         (62)
 Stock dividend.........  28,451    2,845          --      --        --     (2,845)       --             --          --
Common Stock............
 Purchase of common
  shares................      --       --        (401)     --        (3)        --        --             --          (3)
 Issuance of common
  shares................      --       --      36,695       3       184         --        --             --         187
 Options exercised......      --       --       9,200       1        40         --        --             --          41
 Restricted stock
  compensation..........      --       --          --      --        --         --       255             --         255
 Cancellation of
  restricted shares.....      --       --      (3,000)     --       (26)        --        26             --          --
                         -------  -------  ----------  ------   -------   --------     -----        -------    --------
Balance, December 31,
 2000................... 335,340  $33,534  25,522,211  $2,552   $57,630   $ 42,512     $ (40)       $(9,769)   $126,419
                         =======  =======  ==========  ======   =======   ========     =====        =======    ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

       Years Ended December 31, 2000, January 2, 2000 and January 3, 1999

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (in thousands)
OPERATIONS
 Net Loss........................................  $(25,269) $(19,072) $ (6,651)
 Adjustments to reconcile net loss to cash
  provided by (used in) operations
  Depreciation...................................    22,474    24,663    27,697
  Loss on sale and writedown of property, plant
   and equipment.................................    12,915     2,541    12,182
  Amortization...................................     1,527     1,805     2,224
  Writedown of goodwill and tradename............    24,007        --        --
  Deferred compensation expense -- restricted
   stock.........................................       255       153       153
  Equity in earnings of unconsolidated
   affiliates....................................    (2,716)   (1,684)   (5,210)
  Cumulative effect of accounting change.........        --     1,038        --
 Change in operating assets and liabilities......
   Accounts receivable...........................     7,440   (21,521)   (6,052)
   Subordinated note receivable..................        --    10,414    13,428
   Inventories...................................     4,305     9,817    (4,767)
   Other assets..................................    (4,751)      376     9,016
   Accounts payable and accrued liabilities......    10,289    (6,704)   (6,066)
   Deferred income taxes.........................   (13,275)   (8,910)   (9,173)
   Other liabilities.............................    (1,471)      510       667
                                                   --------  --------  --------
  Cash provided by (used in) operations..........    35,730    (6,574)   27,448
                                                   --------  --------  --------
INVESTING
 Investments in and advances to unconsolidated
  affiliates.....................................    (6,734)     (680)   (3,498)
 Proceeds from sale of property, plant and
  equipment......................................     3,153     3,198     6,162
 Capital expenditures............................    (9,985)  (13,194)  (32,821)
                                                   --------  --------  --------
  Cash used in investing.........................   (13,566)  (10,676)  (30,157)
                                                   --------  --------  --------
FINANCING
 Net payments under line of credit agreements....        --    (1,000)   (3,500)
 Increase (decrease) in checks issued in excess
  of deposits....................................     1,442    (1,907)   (7,190)
 Proceeds from (payments on) long-term debt
  borrowings.....................................   (17,197)   26,286    21,286
 Proceeds from issuance of common stock..........       228       326        --
 Purchase of outstanding common stock............        (3)      (45)   (5,105)
 Dividends paid -- Class A Preferred.............       (62)     (154)   (2,999)
 Redemption of Class A Preferred stock...........    (4,963)   (5,628)       --
                                                   --------  --------  --------
  Cash provided by (used in) financing...........   (20,555)   17,878     2,492
                                                   --------  --------  --------
  Net change in cash.............................     1,609       628      (217)
 Cash at Beginning of Period.....................     1,267       639       856
                                                   --------  --------  --------
 Cash at End of Period...........................  $  2,876  $  1,267  $    639
                                                   ========  ========  ========

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Note 1. Summary of Significant Accounting Policies

   Principles of Consolidation. The consolidated financial statements include the accounts of Cone Mills Corporation and all majority owned subsidiaries (collectively, "Cone") except for Cone Receivables, LLC, which was a special-purpose entity that was dissolved in the third quarter of 1999. All signifi-cant intercompany transactions and balances have been eliminated in consolida-tion.

   Fiscal Year. Cone's fiscal year ends on the Sunday nearest December 31. Fiscal years 2000 and 1999 each contained 52 weeks. Fiscal year 1998 contained 53 weeks.

   Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domesti-cally produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories.

   Investments in Unconsolidated Affiliates. Investments in unconsolidated af-filiated companies are accounted for by both the equity and cost methods, de-pending upon ownership levels. The equity method of accounting is used when Cone's investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. This method of accounting is used for unconsolidated affiliated companies in which Cone holds 20 percent or more of the voting stock of the investee, but no more than 50 percent. Investments in less than 20 percent of the voting stock of an un-consolidated affiliated company are accounted for by the cost method. Cone's equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis.

   Other Assets. In 1999, other assets consisted primarily of the excess of cost over net assets acquired ("goodwill") and trade names, which were carried at cost less accumulated amortization. Costs were amortized using the straight-line method over the estimated useful lives of the related assets, not exceeding twenty years. In accordance with Statement of Financial Account-ing Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the goodwill and trade name related to the Raytex plant were written off in 2000 due to the related re-structuring. See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.

   Property, Plant and Equipment. Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method for financial re-porting purposes over the following estimated useful lives:

   Buildings........................................................ 15-39 Years
   Machinery and Equipment.......................................... 10-20 Years
   Other............................................................  3-20 Years

   Property, plant and equipment removed from operation and deemed held for sale is separately identified as such in Note 6, "Property, Plant and Equip-ment" of the Notes to Consolidated Financial Statements. Such assets are re-ported at the lower of carrying amount or fair value less cost to sell with no future depreciation expense being recorded thereon.

   Impairment of Assets. Long-lived assets and certain identifiable intangi-bles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the fair value of the asset. Long-lived assets and cer-tain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.

   Deferred Income Taxes. Deferred income taxes are provided on the difference between the financial reporting and the income tax basis of assets and liabil-ities, principally inventories, and property, plant and equipment. Balance sheet classification of these deferred income taxes is based upon the classi-fication of the related assets or liabilities that created the temporary dif-ferences and does not necessarily reflect the expected timing of the rever-sals.

   United States income taxes are not provided on the earnings of foreign af-filiates as those are intended to be permanently reinvested in the country from which they were derived. Undistributed earnings of such foreign affili-ates were approximately $7 million at December 31, 2000.

   Capital Stock Redeemed. Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Pre-ferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par applicable to common shares and to retained earnings thereafter.

   Revenue Recognition. Revenue from product sales is recognized at the time ownership of the goods transfers to the customer. Cone classifies those amounts billed to customers for shipping and handling in "Net Sales" in the Consolidated Statements of Operations. In addition, Cone classifies costs in-curred for shipping and handling in "Cost of Goods Sold" in the Consolidated Statements of Operations.

   Estimates. The preparation of financial statements in conformity with gen-erally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the re-porting period. Actual results could differ from those estimates.

   Recent Accounting Pronouncements. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Deriva-tive Instruments and Certain Hedging Activities." This Statement amends the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 establishes account-ing and reporting standards for derivative instruments, including certain de-rivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement also es-tablishes criteria for designation and effectiveness of hedging relationships. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recog-nized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

   Cone has adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone has determined that its interest rate swap agreement is an ineffective hedge under the new standards. See Note 9, "Long-Term Debt," of the Notes to Consol-idated Financial Statements. Because of the transition provision of SFAS No. 133, Cone will not recognize a cumulative effect of an accounting change af-fecting results of operations related to its interest rate swap agreement at January 1, 2001. Changes in the fair value of the interest rate swap agreement after transition will be recorded in results of operations in the period of change. The adjustment to the carrying value of debt in the amount of approxi-mately $2.7 million on January 1, 2001, recorded under the transition provi-sions of the new standards, will be amortized to results of operations over the period to debt maturity.

   Cone considers its cotton derivatives to be cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Upon adop-tion of the new standards on January 1, 2001, a cumulative-effect-type adjust-ment of accumulated other comprehensive income was recorded for less than $0.1 million.

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, but carries over most of the provisions of SFAS No. 125 without reconsideration. Most of the accounting provisions of SFAS No. 140 are effective for transfers and servicing of financial assets and extin-guishments of liabilities occurring after March 15, 2001. SFAS No. 140 is not expected to have a significant impact on amounts recorded in Cone's financial statements. See Note 2, "Securitization of Accounts Receivable," in the Notes to Consolidated Financial Statements.

   Cone adopted several American Institute of Certified Public Accountants Statements of Position ("SOP") in fiscal year 1999. SOP 98-5, "Reporting the Costs of Start-up Activities," required future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 was adopted. In 1999, Cone recognized a charge of $1.0 million, Cone's 50% portion of Parras Cone's unamortized start-up costs, as a cumula-tive effect of an accounting change. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capital-ization of certain costs which Cone has historically expensed. Cone capital-ized $1.1 million of costs related to internally developed software in 1999.

                 Note 2. Securitization of Accounts Receivable

   Funds generated by the sale of receivables in the U.S. are provided through Cone Receivables II LLC ("CRIILLC"). CRIILLC's sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone Mills Corporation. CRIILLC sells an undivided 100% ownership interest in these re-ceivables under an agreement (the "Accounts Receivable Facility") with Redwood Receivables Corporation ("Redwood"), whose purchases yield proceeds of up to $60 million at any point in time. Redwood issues commercial paper backed by, among other things, Redwood's ownership interest in the receivables. CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC's assets prior to any value in CRIILLC becoming available to Cone. CRIILLC re-tains no interests in those receivables transferred to Redwood and has not ex-perienced any gains or losses on the transfer of such receivables. The Ac-counts Receivable Facility expires in August 2004.

   Under the securitization agreements, the sale price to CRIILLC for the re-ceivables is subject to a purchase discount equal to a percentage over Red-wood's commercial paper interest rate, which percentage may vary based upon Cone's operating performance. At year-end 2000, the percentage over the com-mercial paper rate was 1.50%. As of December 31, 2000 and January 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $55.7 mil-lion and $49.0 million, respectively. Expenses incurred in connection with the sale of accounts receivable for the years ended December 31, 2000 and January 2, 2000 were $4.4 million and $1.0 million, respectively, and were included in "Other expense" in the Consolidated Statements of Operations.

   The table below summarizes certain cash flows received from and paid to Redwood under the securitization for fiscal year 2000: (in thousands)

   Proceeds from securitizations...................................... $ 44,934
   Repayments on securitizations......................................  (51,605)
   Daily yield paid...................................................   (4,416)
   Servicing fees paid................................................     (876)
   Servicing fees received............................................      864

                              Note 3. Inventories

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Greige and finished goods................................. $ 69,991 $ 78,973
   Work in process...........................................    6,463    4,821
   Raw materials.............................................   18,717   15,523
   Supplies and other........................................   11,137   11,296
                                                              -------- --------
                                                              $106,308 $110,613
                                                              ======== ========

   Inventories valued at LIFO as of December 31, 2000 and January 2, 2000 rep-resented 93% and 97% of total inventories, respectively. If current replace-ment cost had been used for valuing financial statement inventories, that por-tion of the inventories based on the LIFO method would have been approximately $15 million higher at December 31, 2000 and $18 million higher at January 2, 2000. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $75 million and $72 million at December 31, 2000 and January 2, 2000, respectively. During 2000, 1999 and 1998, certain inventory quantities were reduced, resulting in a liquidation of LIFO inven-tory layers carried at the lower costs prevailing in prior years. The effect of these liquidations decreased net losses by $3.0 million and $0.5 million in 2000 and 1999, respectively, and by less than $0.1 million in 1998.

               Note 4. Investments in Unconsolidated Affiliates

   Cone has a 15% ownership interest in Compania Industrial de Parras S.A. de C.V. ("CIPSA"), a denim manufacturer in Mexico. Cone and CIPSA formed a compa-ny, Parras Cone de Mexico, S.A. de C.V. ("Parras Cone"), to build and operate a denim manufacturing facility in Parras, Mexico. Parras Cone is capitalized with approximately $73 million of equity, each shareholder with a 50% interest, and approximately $24 million of Mexican bank financing. The debt is not guaranteed by Cone or CIPSA.

   Cone's equity in earnings of Parras Cone was $2.8 million, $0.7 million (which includes the cumulative effect of an accounting change expense of $1.0 million), and $5.2 million for 2000, 1999 and 1998, respectively. The summa-rized unaudited financial information of Parras Cone is set forth below:

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Current assets................................... $ 21,936 $ 26,180 $ 24,508
   Noncurrent assets................................   82,676   87,186   96,272
   Current liabilities..............................   13,245   18,901   15,383
   Noncurrent liabilities...........................   18,840   25,961   38,697
   Net sales........................................   71,098   74,964   85,225
   Gross profit.....................................   14,944   11,933   22,163
   Net income.......................................    5,673    1,312   10,069


                             Note 5. Other Assets

                                                               2000     1999
                                                             -------- --------
                                                              (in thousands)
   Excess of cost over net assets acquired ("goodwill")..... $     -- $ 19,693
   Trade names..............................................       25   14,325
   Other intangible assets..................................    4,238    3,892
                                                             -------- --------
                                                                4,263   37,910
   Less accumulated amortization............................    1,895   10,188
                                                             -------- --------
                                                                2,368   27,722
   Other assets.............................................   16,137   11,242
                                                             -------- --------
                                                             $ 18,505 $ 38,964
                                                             ======== ========

   In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the goodwill and trade name related to the Raytex plant were written off in 2000 due to the related restructuring. See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.

                     Note 6. Property, Plant and Equipment

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Land...................................................... $ 10,062 $ 10,175
   Buildings.................................................   73,739   78,991
   Machinery and equipment...................................  271,955  286,342
   Other.....................................................   36,243   36,922
                                                              -------- --------
                                                               391,999  412,430
   Less accumulated depreciation.............................  210,936  201,205
                                                              -------- --------
                                                               181,063  211,225
   Assets held for sale......................................   11,838   10,233
                                                              -------- --------
                                                              $192,901 $221,458
                                                              ======== ========
   Assets held for sale by segment:
    Denim and Khaki.......................................... $    639 $    784
    Commission Finishing.....................................    5,042       --
    Yarn-Dyed Products.......................................    5,968    9,260
    Other....................................................      189      189
                                                              -------- --------
                                                              $ 11,838 $ 10,233
                                                              ======== ========

   Depreciation expense on property, plant and equipment classified as "held for sale" prior to being classified as such was $1.6 million, $2.6 million and $6.2 million for 2000, 1999 and 1998, respectively.

                 Note 7. Accumulated Other Comprehensive Loss

   The components of accumulated other comprehensive loss, net of related tax, at December 31, 2000 and January 2, 2000, are as follows:

                                                               2000     1999
                                                              -------  -------
                                                              (in thousands)
   Foreign currency translation adjustments.................  $(8,517) $(8,517)
   Minimum pension liability adjustment, net of deferred tax
    benefit of $764.........................................   (1,252)      --
                                                              -------  -------
                                                              $(9,769) $(8,517)
                                                              =======  =======

            Note 8. Sundry Accounts Payable and Accrued Liabilities

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Accrued salaries, wages and commissions..................... $ 7,742 $ 6,469
   Checks issued in excess of deposits.........................  10,344   8,902
   Other.......................................................  15,196  18,495
                                                                ------- -------
                                                                $33,282 $33,866
                                                                ======= =======

                            Note 9. Long-Term Debt

                                                                2000     1999
                                                              -------- --------
                                                               (in thousands)
   Senior Note............................................... $ 28,946 $ 32,144
   Revolving Credit Agreement................................   55,000   69,000
   8 1/8% Debentures.........................................   98,131   97,685
                                                              -------- --------
                                                               182,077  198,829
   Less current maturities...................................   73,495   79,714
                                                              -------- --------
                                                              $108,582 $119,115
                                                              ======== ========

   The Senior Note is a ten-year $75 million Promissory Note, dated August 13, 1992, with an interest rate of 11.7% for 2000 which increased from 11% on July 14, 2000. The interest rate on the Senior Note was increased to 11% on January 28, 2000 from 8.75%. Annual principal payments of $10.7 million began August 1996 with the remaining principal amount due August 2002. On July 14, 2000, Cone amended its Senior Note debt repayment schedule to reduce the August 7, 2000, principal payment of $10.7 million to $2.9 million with the resulting principal payment reduction of $7.8 million being rolled forward into the Au-gust 7, 2001, payment.

   On January 28, 2000, Cone entered into an $80 million Revolving Credit Agreement ("Current Credit Agreement") with its existing banks with Bank of America, N.A., as agent, ratably secured together with the Senior Note and the 8 1/8% Debentures, by substantially all of Cone's assets. This Current Credit Agreement replaced an $80 million Revolving Credit Agreement ("Prior Credit Agreement"). The Current Credit Agreement was amended on July 14, 2000, to ex-tend the maturity date from August 7, 2000 to August 7, 2001, and to revise the covenants included in the Agreement. The Current Credit Agreement commit-ment was reduced to $73 million, including letters of credit, as a result of the August 7, 2000, Senior Note payment. Cone may, at its option, borrow from time to time under the Current Credit Agreement at a Base Rate or a Eurodollar Rate, each based on a formula set forth in the agreement. The maximum amount that can be borrowed is based on the borrowing base as specified in the Agree-ment. The Current Credit Agreement also provides for an overadvance basket of up to $5 million over the borrowing base amount. Base Rate Loans bear interest at the rate per annum equal to the sum of (a) the higher of (i) the Federal Funds Rate (as defined) for such day plus one-half of one percent (0.5%) and
(ii) the Prime Rate (as defined) for such day plus (b) 1.75%. Eurodollar rate loans bear interest at the Eurodollar rate plus 4.25%. The weighted-average interest rates under the Current Credit Agreement and the Prior Credit Agree-ment were 11.25% and 8.75% at December 31, 2000 and January 2, 2000, respec-tively.

   The Revolving Credit Agreement and the Senior Note Agreement contain cer-tain financial covenants, including but not limited to minimum levels of con-solidated net worth, maintenance of certain ratios including consolidated lev-erage and consolidated interest coverage ratios, minimum required Earnings Be-fore Interest, Taxes, Depreciation and Amortization ("EBITDA") and limitations on capital expenditures. These covenants also currently prohibit Cone from paying dividends on its Common Stock. Cone was in compliance with these covenants as of December 31, 2000.

   On March 15, 1995, Cone completed the sale of $100 million 8 1/8% Deben-tures through an underwritten public offering. The Debentures are due March 15, 2005, and are not redeemable prior to maturity. Interest is payable semiannually each March 15 and September 15. In 1995, Cone entered into an in-terest rate hedge contract to fix the interest rate on the Debentures. The contract was terminated at a cost of $4.3 million. Amortization of the loss on the interest rate hedge and original issue discount, both over a ten-year life, resulted in an 8.57% effective rate for the issue. The adoption of SFAS No. 133 and SFAS No. 138 will not have an effect on the accounting for this interest rate hedge.

   In July 1998, Cone entered into an interest rate swap agreement with a notional amount of $100 million and a term of seven years with a major finan-cial institution. This agreement effectively converts the Debentures to a variable interest rate. The interest rate swap agreement also provides an ef-fective interest rate cap of 8.57% for the first three years and then to 10.07% for the balance of its term. The interest rate under the swap agreement is reset every six months and the effective rate at December 31, 2000 was 8.68% before the effect of the interest rate cap.

   On August 4, 2000, Cone filed with the SEC a registration statement relat-ing to a proposed offering to holders of its 8 1/8% Debentures due March 15, 2005, to exchange its common stock for up to $15 million of the debentures, which may be increased to $25 million at the option of Cone, and its new se-cured subordinated debentures and common stock for up to $85 million of the debentures. In addition, the exchange includes a consent to make certain changes in the indenture governing the 8 1/8% Debentures and a release of the collateral currently securing the debentures, which require acceptance of the exchange offer by holders of more than 50% of the 8 1/8% Debentures. On Octo-ber 24, 2000, Cone amended the August 4, 2000, filing in response to SEC com-ments regarding the original filing. On December 28, 2000, Cone amended the October 24, 2000, filing in response to additional SEC comments. The registra-tion statement relating to the proposed exchange offer has not yet become ef-fective and, therefore, the exchange offer has not commenced.

   Annual maturities of long-term debt for each of the next five fiscal years are: (in thousands)

   2001................................................................ $ 73,495
   2002................................................................   10,451
   2003................................................................       --
   2004................................................................       --
   2005................................................................  100,000

   Maturities of long-term debt in fiscal 2005 include the remaining unamor-tized original issue discount and the remaining unamortized loss on the inter-est rate hedge in the total amount of $1.9 million as of December 31, 2000.

                 Note 10. Pensions and Other Benefit Programs

   Cone offers several qualified pension and other postretirement benefit plans to its employees. The benefit plans offered by Cone include Defined Con-tribution Retirement Plans, Defined Benefit Plans and Other Retiree Benefits as outlined below:

Defined Contribution Retirement Plans

   Cone presently has three defined contribution plans as outlined below:

    1. The 1983 Employee Stock Ownership Plan ("ESOP")
    2. The 401(k) Program Plan
    3. The 401(k) Program Plan-Hourly

   Cone discontinued contributions to the ESOP after 1992. The ESOP is subject to a floor-offset arrangement in conjunction with Cone's defined benefit plans with respect to pension benefits earned for service after 1983. Under the floor-offset arrangement, retirement benefits earned after 1983 under Cone's three defined benefit plans are offset by the actuarial equivalent pension value of a portion of the participants' ESOP accounts.

   Participants of the 401(k) plans may contribute from 2% to 15% of their an-nual compensation. Cone makes matching contributions of 40%. Cone does not match employee contributions in excess of 6% of the employee's annual compen-sation.

   Expenses for the defined contribution plans were $1.4 million for 2000 and $1.6 million each year for both 1999 and 1998.

Defined Benefit Plans

   Cone maintains noncontributory defined benefit pension plans covering sub-stantially all employees. Cone's funding policy is to make annual contribu-tions of amounts that are deductible for income tax purposes. Assets of the pension plans at the end of 2000 were 46% invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds, while the remaining 54% were invested in an equity fund.

Other Retiree Benefits

   Cone provides postretirement health care benefits to certain retired em-ployees between the ages of 55 and 65 who have completed ten years of service. The plan is contributory, with the retiree contributions and plan design ad-justed periodically to reflect changes in health care costs.


   The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and weighted-average rate assump-tions related to the Defined Benefit Plans and Other Retiree Benefits:

                                              Defined             Other
                                           Benefit Plans    Retiree Benefits
                                          ----------------  ------------------
                                           2000     1999      2000      1999
                                          -------  -------  --------  --------
                                                   (in thousands)
Change in Benefit Obligation
 Benefit obligation at beginning of
  year................................... $67,197  $69,518  $  3,203  $  3,246
 Service cost............................   2,433    3,420        98       123
 Interest cost...........................   5,182    4,866       213       227
 Curtailment.............................      --     (473)       --        --
 Participants' contributions.............      --       --       418       335
 Plan changes............................     830       --    (3,041)       --
 Actuarial loss (gain)...................   3,220   (6,867)    2,737      (170)
 Benefit payments........................  (3,793)  (3,267)     (836)     (558)
                                          -------  -------  --------  --------
  Benefit obligation at end of year...... $75,069  $67,197  $  2,792  $  3,203
                                          =======  =======  ========  ========
Change in Plan Assets
 Fair value of plan assets at beginning
  of year................................ $61,703  $53,743  $     --  $     --
 Actual return on plan assets............   1,783    3,884        --        --
 Employer contributions..................   7,642    7,343       418       223
 Participants' contributions.............      --       --       418       335
 Benefit payments........................  (3,793)  (3,267)     (836)     (558)
                                          -------  -------  --------  --------
  Fair value of plan assets at end of
   year.................................. $67,335  $61,703  $     --  $     --
                                          =======  =======  ========  ========
Funded Status
 Funded status at end of year............ $(7,734) $(5,494) $ (2,792) $ (3,203)
 Unrecognized net actuarial loss (gain)..  20,463   14,441     2,292      (515)
 Unrecognized prior service cost
  (income)...............................     840      (13)   (1,670)       --
 Unrecognized transition amount..........     164      295        --     1,485
                                          -------  -------  --------  --------
  Net amount recognized.................. $13,733  $ 9,229  $ (2,170) $ (2,233)
                                          =======  =======  ========  ========
 Prepaid benefit cost.................... $18,193  $13,330  $     --  $     --
 Accrued liability.......................  (7,715)  (5,359)   (2,170)   (2,233)
 Intangible asset........................   1,239    1,258        --        --
 Minimum liability.......................   2,016       --        --        --
                                          -------  -------  --------  --------
  Net amount recognized.................. $13,733  $ 9,229  $ (2,170) $ (2,233)
                                          =======  =======  ========  ========
Weighted-Average Assumptions
 Discount rate...........................     7.5%     8.0%      7.5%      7.0%
 Expected rate of return on plan assets..     8.5%     8.0%       NA        NA
 Rate of compensation increase...........     4.8%     4.8%       NA        NA

   The aggregate projected benefit obligations and fair value of assets for defined benefit plans with projected benefit obligations in excess of assets for the respective years were as follows:

                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
Projected benefit obligations.................................. $65,681 $57,620
Plan assets....................................................  55,513  50,749

   Cone's nonqualified pension plan was the only pension plan with an accumu-lated obligation in excess of the fair value of plan assets. There are no plan assets due to the nature of the plan. Accumulated benefit obligations for this plan were $7.7 million and $5.4 million for 2000 and 1999, respectively.

   The following table provides the components of net periodic benefit cost for fiscal years 2000, 1999 and 1998:

                                          Defined Benefit       Other Retiree
                                               Plans               Benefits
                                        ----------------------  ---------------
                                         2000    1999    1998   2000  1999 1998
                                        ------  ------  ------  ----  ---- ----
                                                  (in thousands)
Service cost........................... $2,433  $3,420  $3,629  $ 98  $123 $123
Interest cost..........................  5,162   4,856   4,371   213   227  211
Expected return on plan assets......... (5,266) (4,199) (3,458)   --    --   --
Curtailment............................     --     572      --    --    --   --
Amortization of prior service income...    (23)    (29)    (47)   --    --   --
Amortization of transition amount......    131     136     146   114   114  114
Recognized net actuarial loss (gain)...    680   1,313   1,708   (70)   --   --
                                        ------  ------  ------  ----  ---- ----
 Net periodic benefit cost............. $3,137  $8,079  $6,349  $355  $464 $448
                                        ======  ======  ======  ====  ==== ====

   Cone recorded a $572,000 curtailment loss in 1999 as a result of the reduc-tion in employees and closing of plants in the 1999 Restructuring Program (see
Note 21, "Restructuring and Impairment of Assets," to the Notes to Consoli-dated Financial Statements).

   For measurement purposes, a 6.5% annual rate of increase in per capita health care cost of covered benefits was assumed for 2001, with such rate of increase gradually declining to 5.5% in 2003. A one-percentage point change in assumed health care cost trend rates would have the following effects on 2000:

                                                       1% Increase 1% Decrease
                                                       ----------- -----------
                                                           (in thousands)
Effect on total of service and interest cost
 components...........................................     $34         $30
Effect on post-retirement benefit obligation..........     $23         $21

                          Note 11. Income Tax Benefit

   The following tables present the components of the income tax provision (benefit), a reconciliation of the U.S. statutory income tax benefit to the actual income tax benefit, and the components and items comprising net de-ferred tax liability.

Components of Income Tax Provision (Benefit)

                                   2000                         1999                         1998
                         ---------------------------  ---------------------------  -------------------------
                         Current  Deferred   Total    Current  Deferred   Total    Current Deferred   Total
                         -------  --------  --------  -------  --------  --------  ------- --------  -------
                                                        (in thousands)
Federal................. $(1,999) $(12,231) $(14,230) $(2,036) $(8,229)  $(10,265) $1,081  $(9,009)  $(7,928)
State, local and
 foreign................     650    (1,044)     (394)     206     (681)      (475)    185     (164)       21
                         -------  --------  --------  -------  -------   --------  ------  -------   -------
                         $(1,349) $(13,275) $(14,624) $(1,830) $(8,910)  $(10,740) $1,266  $(9,173)  $(7,907)
                         =======  ========  ========  =======  =======   ========  ======  =======   =======

Reconciliation of Income Tax Benefit                2000      1999     1998
------------------------------------              --------  --------  -------
                                                       (in thousands)
Statutory U.S. tax............................... $(13,963) $(10,434) $(5,096)
State income tax benefit, net of federal tax.....     (646)     (559)     (92)
Tax benefit from foreign sales corporation.......     (315)       --   (1,450)
Foreign affiliates earnings with no U.S. tax
 effect..........................................     (588)     (164)  (1,488)
Other............................................      888       417      219
                                                  --------  --------  -------
                                                  $(14,624) $(10,740) $(7,907)
                                                  ========  ========  =======

Components of Net Deferred Income Tax Liability     2000      1999      1998
-----------------------------------------------   --------  --------  --------
                                                        (in thousands)
Deferred income tax liabilities.................. $ 79,588  $ 81,446  $ 81,239
Deferred income tax assets.......................  (49,816)  (37,636)  (28,519)
                                                  --------  --------  --------
                                                  $ 29,772  $ 43,810  $ 52,720
                                                  ========  ========  ========

Items Comprising Net Deferred Income Tax
Liability                                           2000      1999     1998
----------------------------------------          --------  --------  -------
                                                       (in thousands)
Property, plant & equipment -- principally
 depreciation.................................... $ 35,134  $ 42,461  $39,029
Alternative minimum tax credit...................   (7,745)   (7,745)  (7,707)
Inventories......................................   26,301    24,505   27,921
Intangible assets................................   (6,981)      933      583
Allowances for accounts receivable...............   (1,615)   (1,311)    (872)
Defined benefit plans............................    4,468     3,131    2,947
Net operating loss carryforward..................  (15,086)  (10,728)  (2,023)
Other -- net.....................................   (4,704)   (7,436)  (7,158)
                                                  --------  --------  -------
                                                  $ 29,772  $ 43,810  $52,720
                                                  ========  ========  =======

   As of December 31, 2000, Cone has available for income tax purposes approx-imately $44.4 million in federal net operating loss carryforwards which may be used to offset future taxable income. These loss carryforwards expire in fis-cal years 2018 through 2020. Cone also has alternative minimum tax credit carryforwards of $7.7 million which are available to reduce future regular in-come taxes over an indefinite period.

                  Note 12. Supplemental Cash Flow Information

                                                    2000     1999      1998
                                                   -------  -------  --------
                                                        (in thousands)
Cash Payments For:
Interest.......................................... $18,051  $13,815  $ 15,067
Income tax refunds................................ $   (74) $  (844) $ (6,872)
Noncash Financing Activities, Stock dividend --
  Class A Preferred Stock......................... $ 2,845  $ 2,797  $     --

                            Note 13. Capital Stock

   All Class A Preferred Stock is held by Cone's 1983 Employee Stock Ownership Plan ("ESOP") except shares held by a former participant who elected to re-ceive shares in a distribution of account balances. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock of $100 per share plus accrued and un-paid dividends.

   Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established as of April 1 for the succeeding dividend period and is determined by an indepen-dent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot ex-ceed 13% per annum or be less than 7% per annum. Dividends on Class A Pre-ferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates declared for Class A Preferred Stock were 11.75%, 8.0% and 7.50%, respectively for the dividend periods ending March 31, 2001, 2000 and 1999.

   Dividends on the Class A Preferred Stock are, at the option of the Board of Directors, paid in cash or by delivery of shares of Cone's Class A Preferred Stock, Common Stock or by delivery of other "qualifying employer securities" of Cone as that term is used, on the date of such delivery, in Section 407 of the Employee Retirement Income Security Act of 1974, as amended ("ERISA") (or the corresponding section of any future law) or by a combination of the fore-going; provided, however, that on the date of delivery the fair market value of any stock or qualifying employer securities used to pay dividends shall be equal to or greater than the amount of dividends paid therewith. All dividends paid to date on the Class A Preferred Stock have been paid in additional shares of Class A Preferred Stock or cash.

   Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of Cone by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The re-demption price shall be paid in cash or by delivery of shares of Cone's Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at Cone's option; provided, how-ever, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock for redemption purposes was determined to be $100.00 per share at December 31, 2000.

   Purchases of Class A Preferred Stock by the ESOP may be necessary to pro-vide all or part of the pension due under Cone's defined benefit plans pursu-ant to the floor-offset arrangement in connection with the ESOP and to make distributions due to retired or terminated employees. The ESOP is obligated to purchase shares of Class A Preferred Stock from participants and former par-ticipants of these plans in accordance with the terms and conditions of the plans, the trust agreements and liquidity agreements thereunder. To the extent the ESOP has insufficient liquidity to make these purchases, it may require Cone to repurchase shares of Class A Preferred Stock. It is within the control of Cone to satisfy the liquidity needs of the ESOP through cash contributions, cash dividends or optional repurchases of the Class A Preferred Stock.

   Cone is authorized to issue Class B Preferred Stock but it has no Class B Preferred Stock outstanding nor does it have present plans to issue such shares. The Restated Articles of Incorporation provide that the Board of Di-rectors may determine the preferences, limitations and relative rights of the Class B Preferred Stock, including voting rights, which could adversely affect the voting rights of holders of Common Stock. Any Class B Preferred Stock that is authorized and issued shall be junior to Class A Preferred Stock in accor-dance with the terms of the Restated Articles of Incorporation.

   Holders of Common Stock are entitled ratably, share for share, to divi-dends, when, as and if declared by the Board of Directors, out of funds le-gally available. Common Stock is junior to Class A Preferred Stock with re-spect to dividend preference and may be junior to Class B Preferred Stock de-pending upon the relative preferences, limitations and relative rights the Board of Directors may determine upon issuance of such Class B Preferred Stock.

   The Common Stock is junior in liquidation preference to the Class A Pre-ferred Stock and may be junior to the Class B Preferred Stock depending upon the relative preferences, limitations and rights the Board of Directors may establish upon issuance of Class B Preferred Stock. After payment in liquida-tion has been made to the senior capital stock, the remaining assets of Cone would be distributed pro rata among the holders of Common Stock equally on a per share basis. Holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of holders of Common Stock.

   On October 14, 1999, Cone's Board of Directors amended Cone's Restated Ar-ticles of Incorporation creating a series of Class B Preferred Stock (the "Class B Preferred Stock (Series A)"). The number of shares constituting the Class B Preferred Stock (Series A) is 500,000. The Class B Preferred Stock (Series A) is junior to the Class A Preferred Stock and senior to Common Stock in dividends or distributions of assets upon liquidation, dissolution or wind-ing up of Cone. Dividends on the Class B Preferred Stock (Series A) are cumu-lative and accrue from the quarterly dividend payment date. Each share of Class B Preferred Stock (Series A) entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of Cone. These shares were re-served under the Shareholder Rights Plan.

   On October 14, 1999, Cone's Board of Directors adopted a new Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, Cone common stock ac-quired by a person or a group buying 20% or more of Cone's common stock would be diluted, except in transactions approved by the Board of Directors.

   Under the terms of the Plan, Cone's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of Cone's common stock paid on November 1, 1999, to shareholders of record at the close of business on October 25, 1999. Each Right entitles the registered holder to purchase from Cone a unit (a "Unit") consisting of one one-hundredth of a share of Class B Preferred Stock (Series A) at a purchase price of $30 per Unit. Under the Plan, the Rights detach and become exercisable upon the ear-lier of (i) 10 days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to ac-quire, beneficial ownership of 20% or more of the outstanding shares of Cone's common stock, or (ii) 10 business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Cone's common stock. The ex-ercise price, the kind and the number of shares covered by each right are sub-ject to adjustment upon the occurrence of certain events described in the Plan.

   If Cone is acquired in a merger or consolidation in which Cone is not the surviving corporation, or Cone engages in a merger or consolidation in which Cone is the surviving corporation and Cone's common stock is changed or ex-changed, or more than 50% of Cone's assets or earning power is sold or trans-ferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price. Following an acquisition by any per-son or group of 20% or more of Cone's common stock, but prior to the acquisi-tion by such person or group of 50% or more of the outstanding common stock, Cone's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Cone's common stock, or one one-hundredth of a share of Preferred Stock, per Right.

   The Rights expire on October 13, 2009, and are redeemable upon action by the Board of Directors at a price of $.01 per right at any time before they become exercisable.

                             Note 14. Stock Plans

   Cone has in effect the 1992 Amended and Restated Stock Plan that permits the granting of options to purchase up to 2,000,000 shares of Common Stock. Options granted may be incentive stock options or nonqualified stock options. Option grants under this plan have a term up to 10 years and an exercise price equal to the market price of Cone's common stock on the date of grant. The 1992 Amended and Restated Stock Plan also permits the granting of an aggregate of 200,000 shares of common stock as restricted stock or performance shares in lieu of options.

   Incentive stock options were granted in 1993, and nonqualified stock op-tions with a tax reimbursement feature were granted in 1996 and 1994. For years 1997 through 2000, both incentive stock options and nonqualified stock options (without the tax reimbursement feature) were granted. In 1999, Cone granted 10,000 restricted shares at $4.75 with vesting based on performance criteria, which were met in the first quarter of 2000. No restricted shares were granted in 2000 or 1998. In 1997, Cone issued restricted shares with a vesting period of one to five years. Compensation expense related to re-stricted stock is reflected in the Consolidated Statements of Stockholders' Equity.

   Unless otherwise stipulated, the options are exercisable on a cumulative basis, at a rate of 20% in each 12-month period, beginning six months after the date of grant; however, the 1996 and 1994 options provide that no more than 50% of the shares granted can be exercised in any one calendar year.

   Cone has in effect the 1994 Stock Option Plan for non-employee directors which allows the grant of options to purchase an aggregate of 100,000 shares of Common Stock. A grant of an option to purchase 1,000 shares is issued on the fifth business day after each annual meeting to each of the non-employee directors. The option price is the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Options granted under the 1994 Plan are nonqualified stock option grants with a term of seven years.

   On May 9, 2000, Cone's stockholders adopted, as of March 7, 2000, the 2000 Stock Compensation Plan for Non-Employee Directors. An aggregate of 300,000 shares of Common Stock are available for grant under the plan. Each eligible director is granted on a quarterly basis, either shares or equivalent deferred stock units as compensation for director's fees earned as a retainer for serv-ing as a director in that period and as fees for attendance at regular or spe-cial meetings of the Board of Directors or any committee of the Board. The election to receive deferred stock units is effective on an annual basis. The number of shares or deferred stock units is determined by the fair market value (average of highest and lowest prices on the New York Stock Exchange composite tape) of the Common Stock on the fifth trading day after earnings are announced for the most recently ended fiscal quarter.

   On November 7, 1999, Cone awarded 354,000 phantom stock units under an in-centive program to certain of its senior managers. Each unit awarded provided that the holder would be given at either cancellation or vesting date the dif-ference between the market value of Cone's common stock on that date and the base price which was the market value of Cone's common stock at the date of the award ($4.75 per unit). Such compensation would be provided either in the form of a lump sum payment, deferred compensation, new shares of common stock of Cone, restricted common stock of Cone or any other form of remuneration as determined by Cone in its sole discretion. Such units vested at a rate of 20% in each 12-month period, beginning six months after the date of the awards. Expense for the phantom stock units would be recognized ratably over the vesting period based on the balance of the units at the end of each reporting period. Cone did not recognize any compensation expense during 1999 or 2000 for the phantom stock units since the market price of the shares was below the base price in the phantom stock agreement. Cone canceled the phantom stock units in early 2000.

   Cone applies Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in account-ing for these plans which requires compensation expense for Cone's options to be recognized only if the market price of the underlying stock exceeds the ex-ercise price on the date of grant. Accordingly, Cone has not recognized com-pensation expense for any of its options granted.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures for option grants when accounting for stock-based compensation plans in accordance with APB 25. The pro forma effects are determined as if compensation costs were recognized using a fair value based accounting method. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average as-sumptions: risk-free interest rate of 6.00% for 2000 and 1999, and 5.00% for 1998; expected lives of eight years for 1992 Plan options and six years for 1994 Plan options; expected volatility of 47% for 2000, 41% for 1999, and 38% for 1998; and a zero percent dividend yield.

   The pro forma effects on net loss and loss per share of options granted af-ter December 31, 1994 are as follows:

                                                     2000      1999     1998
                                                   --------  --------  -------
                                                   (in thousands, except per
                                                          share data)
   Reported net loss.............................  $(25,269) $(19,072) $(6,651)
   Pro forma net loss............................   (25,921)  (19,644)  (7,073)
   Reported loss per share -- basic and diluted..  $  (1.14) $   (.87) $  (.37)
   Pro forma loss per share -- basic and
    diluted......................................     (1.17)     (.89)    (.39)

   SFAS 123 requires pro forma disclosures only for options granted after De-cember 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

   A reconciliation of Cone's stock option activity and related information follows:

                                  2000                  1999                  1998
                          --------------------- --------------------- ---------------------
                                      Weighted-             Weighted-             Weighted-
                           Number of   Average   Number of   Average   Number of   Average
                            Options   Exercise    Options   Exercise    Options   Exercise
                          (thousands)   Price   (thousands)   Price   (thousands)   Price
                          ----------- --------- ----------- --------- ----------- ---------
Outstanding -- beginning
 of year................     1,891     $ 8.39      1,740     $  9.54     1,422     $ 10.82
Granted.................       348       4.35        469        4.79       347        4.54
Exercised...............        (9)      4.44        (62)       5.24        --          --
Forfeited...............      (438)      9.78       (256)      10.43       (29)      12.18
Expired.................       (36)      6.50         --          --        --          --
                            ------                ------                ------
Outstanding -- end of
 year...................     1,756     $ 7.30      1,891     $  8.39     1,740     $  9.54
                            ======     ======     ======     =======    ======     =======
Exercisable at end of
 year...................       950     $ 9.28      1,066     $ 10.70       944     $ 11.77
                            ======     ======     ======     =======    ======     =======
Weighted-average fair
 value of options
 granted during year....    $ 2.65                $ 2.71                $ 2.34
                            ======                ======                ======

   The following table summarizes information about stock options outstanding at December 31, 2000:

                                Options Outstanding        Options Exercisable
                          ------------------------------- ---------------------
                                      Wtd. Avg.
                            Number    Remaining Wtd. Avg.   Number    Wtd. Avg.
                          Outstanding Contract  Exercise  Exercisable Exercise
Range of Exercise Prices  (thousands)   Life      Price   (thousands)   Price
------------------------  ----------- --------- --------- ----------- ---------
$4-9.....................    1,372      8.08     $ 5.49       566      $ 6.24
9-13.....................      193      3.72      11.92       193       11.92
13-16....................      191      2.10      15.63       191       15.63
                             -----                            ---
                             1,756      6.95       7.30       950        9.28
                             =====                            ===

                                Note 15. Leases

   Cone has various leases accounted for as operating leases. Rent expense was $4.0 million, $3.6 million and $3.6 million for 2000, 1999 and 1998, respec-tively. Future minimum rental payments required under lease agreements for the next five years are $3.8 million for 2001, $1.1 million for 2002, $1.0 million for 2003, $0.8 million for 2004 and $0.5 million for 2005. Aggregate future minimum rental payments total $7.6 million.

                            Note 16. Contingencies

   Cone and its subsidiaries, from time to time, are involved in legal pro-ceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, manage-ment believes that the probable resolution of such contingencies will not have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of December 31, 2000, no significant litigation exists.

                            Note 17. Loss Per Share

   The following table sets forth the computation of basic and diluted loss per share ("EPS"):

                                                 2000       1999       1998
                                               ---------  ---------  --------
                                                (in thousands, except per
                                                       share data)
Loss before cumulative effect of accounting
 change....................................... $ (25,269) $ (18,034) $ (6,651)
Preferred stock dividends.....................   ( 3,853)    (3,047)   (2,913)
                                               ---------  ---------  --------
Loss before cumulative effect of accounting
 change available to common stockholders......   (29,122)   (21,081)   (9,564)
Cumulative effect of accounting change........        --    ( 1,038)       --
                                               ---------  ---------  --------
Basic EPS -- loss available to common
 stockholders.................................   (29,122)   (22,119)   (9,564)
Effect of dilutive securities.................        --         --        --
                                               ---------  ---------  --------
Diluted EPS -- loss available to common
 stockholders after assumed conversions....... $ (29,122) $ (22,119) $ (9,564)
                                               =========  =========  ========
Determination of shares:
Weighted-average shares.......................    25,496     25,462    25,929
Contingently issuable (unvested restricted
 shares)......................................       (15)       (65)      (73)
                                               ---------  ---------  --------
Basic EPS -- weighted-average shares..........    25,481     25,397    25,856
Effect of dilutive securities.................        --         --        --
                                               ---------  ---------  --------
Diluted EPS -- adjusted weighted-average
 shares after assumed conversions.............    25,481     25,397    25,856
                                               =========  =========  ========
Loss per share -- basic and diluted:
Loss before cumulative effect of accounting
 change....................................... $   (1.14) $   (0.83) $  (0.37)
Cumulative effect of accounting change........        --      (0.04)       --
                                               ---------  ---------  --------
Loss per share -- basic and diluted........... $   (1.14) $   (0.87) $  (0.37)
                                               =========  =========  ========

   The number of potentially dilutive common stock options outstanding using the treasury stock method during 2000, 1999 and 1998 were approximately 79,000, 60,000 and 43,000, respectively, but were not included in the computa-tion of diluted loss per share because to do so would have been antidilutive. See Note 14, "Stock Plans," of the Notes to Consolidated Financial Statements for information about stock options outstanding at December 31, 2000.

               Note 18. Segment Information and Major Customers

   Cone has three principal business segments based upon organizational struc-ture: 1) denim and khaki; 2) commission finishing and 3) decorative fabrics.

   The denim and khaki segment includes denim and khaki fabrics in various styles, finishes and weights and chamois shirtings. In 1999, Cone exited the chamois shirting product line. The commission finishing segment consists of outside commission dyeing and printing for the home decorative markets and khaki dyeing. In December 2000, Cone announced the closing of the Raytex plant, part of its commission finishing segment, which was completed in the first quarter of 2001. Sales for the Raytex plant were $16.9 million, $27.7 million and $32.7 million for 2000, 1999 and 1998, respectively. Operating re-sults for the Raytex plant were a loss of $6.7 million, a loss of less than $0.1 million and income of $1.5 million for 2000, 1999 and 1998, respectively. The decorative fabrics segment includes the design and distribution of decora-tive fabrics for the home furnishings industry. Cone exited the yarn-dyed flannel shirtings product line in 1999.

   The percentages of net sales to foreign customers were 30.4%, 25.5% and 25.4% in 2000, 1999, and 1998, respectively. Cone has one denim and khaki cus-tomer that accounted for more than 10% of net sales. Sales to this customer, as a percentage of net sales, were 34.3%, 31.4% and 32.2% in 2000, 1999 and 1998, respectively. This customer had an outstanding accounts receivable bal-ance with Cone, including amounts accounted for under the Accounts Receivable Facility with Redwood, of approximately $32.6 million and $24.0 million at De-cember 31, 2000 and January 2, 2000, respectively. Cone has not incurred any losses related to this customer's accounts receivable.

   Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the com-mission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim and khaki segment. Restructuring and impairment of asset expenses, unallocated expenses, interest, income tax benefits and the cumulative effect of an accounting change are not included in segment operating income (loss). Segment identifiable assets include investments in unconsolidated affiliates, pension assets, and income taxes. Denim and khaki includes investments in un-consolidated affiliates. Pension assets are included in each segment. Assets in the "Other" segment include cash, income taxes, administrative facilities, deferred charges and miscellaneous receivables. Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of ac-counts receivable. Geographic sales dollars are determined generally based on the ultimate destination of the fabric.

Segment Information

   Sales, income (loss) from operations, identifiable assets, depreciation and amortization, capital expenditures and geographic sales information for Cone's operating segments are as follows:

                                                    2000      1999      1998
                                                  --------  --------  --------
                                                        (in thousands)
Net Sales
 Denim and Khaki................................. $475,459  $448,480  $545,013
 Commission Finishing............................   79,933    94,707   107,095
 Decorative Fabrics..............................   77,291    72,944    56,347
 Yarn-Dyed Products..............................       10    17,149    33,733
 Other...........................................      810     1,453     4,668
                                                  --------  --------  --------
                                                   633,503   634,733   746,856
 Less Intersegment Sales.........................   15,782    18,412    18,230
                                                  --------  --------  --------
                                                  $617,721  $616,321  $728,626
                                                  ========  ========  ========
Income (Loss) from Operations
 Denim and Khaki................................. $ 31,436  $ 17,608  $ 52,176
 Commission Finishing............................   (6,643)   (6,874)  (15,129)
 Decorative Fabrics..............................   (1,642)    1,591      (408)
 Yarn-Dyed Products..............................      (60)   (5,625)  (14,498)
 Other...........................................      295      (628)   (1,650)
 Unallocated Expenses............................   (2,552)   (4,915)   (5,812)
                                                  --------  --------  --------
                                                    20,834     1,157    14,679
 Restructuring and Impairment of Assets..........  (38,500)  (16,017)  (17,124)
                                                  --------  --------  --------
                                                   (17,666)  (14,860)   (2,445)
 Less Equity in Earnings of Unconsolidated
  Affiliates.....................................    2,716     1,684     5,210
                                                  --------  --------  --------
                                                   (20,382)  (16,544)   (7,655)
Other Expense--Net...............................   22,227    13,914    12,113
                                                  --------  --------  --------
Loss Before Income Tax Benefit, Equity in
 Earnings of Unconsolidated Affiliates and
 Cumulative Effect of Accounting Change.......... $(42,609) $(30,458) $(19,768)
                                                  ========  ========  ========
Identifiable Assets
 Denim and Khaki................................. $301,344  $295,007  $302,171
 Commission Finishing............................   53,949    95,213    99,433
 Decorative Fabrics..............................   49,941    49,741    42,164
 Yarn-Dyed Products..............................      288    16,533    29,902
 Other...........................................   17,694    16,303    14,847
                                                  --------  --------  --------
                                                  $423,216  $472,797  $488,517
                                                  ========  ========  ========
Depreciation and Amortization
 Denim and Khaki................................. $ 13,298  $ 13,322  $ 13,740
 Commission Finishing............................    6,623     8,131     8,104
 Decorative Fabrics..............................    2,539     2,338     2,421
 Yarn-Dyed Products..............................      --        734     2,745
 Other...........................................    1,541     1,943     2,911
                                                  --------  --------  --------
                                                  $ 24,001  $ 26,468  $ 29,921
                                                  ========  ========  ========

                                                       2000     1999     1998
                                                     -------- -------- --------
                                                           (in thousands)
   Capital Expenditures
    Denim and Khaki................................. $  4,677 $  5,158 $ 21,069
    Commission Finishing............................    2,999    4,502    4,735
    Decorative Fabrics..............................      590    1,507    3,915
    Yarn-Dyed Products..............................      --       932    2,126
    Other...........................................    1,719    1,095      976
                                                     -------- -------- --------
                                                     $  9,985 $ 13,194 $ 32,821
                                                     ======== ======== ========
   Geographic Sales Information
    United States................................... $429,991 $458,949 $543,432
    Belgium.........................................   90,437   73,377  102,780
    North and South America -- excluding U.S........   73,438   49,843   52,265
    Other...........................................   23,855   34,152   30,149
                                                     -------- -------- --------
                                                     $617,721 $616,321 $728,626
                                                     ======== ======== ========

                        Note 19. Financial Instruments

   Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

   Cone enters into options and futures contracts for cotton to manage the risk of cotton price fluctuations by hedging primarily anticipated transac-tions. Through December 31, 2000, gains and losses on these hedges are de-ferred and matched to inventory purchases and credited or charged to cost of sales as such inventory is sold. Gains of $1.7 million, $4.0 million and $2.9 million were credited to cost of goods sold in 2000, 1999 and 1998, respec-tively.

   Cone has a LIBOR basket swap of $100 million to swap interest rates on its 8 1/8% Debentures from fixed to floating rate. The basket swap calculates the floating interest rate based on the LIBOR interest rate within three countries in the basket plus a spread. The floating rate under the swap is capped at 8.125% through September 2001 and 9.625% thereafter. These interest rates do not include the effect of amortization on the loss on the interest rate hedge and original issue discount (see Note 9, "Long-Term Debt" in the Notes to Con-solidated Financial Statements). The fair value of the LIBOR basket swap is estimated using the forward rates at the end of the year and applying the cap when applicable.

   The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Revolving Credit Agreement are reasonable estimates of their fair value at December 31, 2000 and January 2, 2000.

   The fair value of Cone's long-term debt, excluding borrowings under the Re-volving Credit Agreement, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

   The carrying amount and estimated fair value of certain financial instru-ments at December 31, 2000 and January 2, 2000 are as follows:

                                                2000               1999
                                          -----------------  -----------------
                                          Carrying   Fair    Carrying   Fair
                                           Amount   Value     Amount   Value
                                          -------- --------  -------- --------
                                                    (in thousands)
   Interest Rate Swap Liability.........  $    --  $ (2,674) $    --  $ (1,833)
   Long-Term Debt
     Senior Note........................   28,946    28,913   32,144    31,466
     8 1/8% Debentures..................   98,131    65,000   97,685    55,000

   The fair value of the 8 1/8% Debentures was significantly lower than its carrying value at the end of 2000 and 1999 due to increased market spreads from treasury benchmarks for high yield debt and Cone's past operating perfor-mance.

                      Note 20. Related Party Transactions

   Cone has various transactions in the normal course of business with its un-consolidated affiliated companies. Cone purchases denim and yarn from Parras Cone under a transfer pricing arrangement that is a part of the Commercial Agreement between Parras Cone, Cone and its joint venture partner CIPSA. Pur-chases of denim and yarn from Parras Cone were $70.1 million, $71.2 million and $78.4 million in 2000, 1999 and 1998, respectively. As a result of changes in the Commercial Agreement in 1999 Cone received $1.0 million in management fees from Parras Cone in both 2000 and 1999 for production management, cotton buying, administrative support and engineering services. No fees were received for 1998. Cone also paid $2.7 million and $1.3 million in marketing fees to CIPSA in 2000 and 1999, respectively. No marketing fees were paid in 1998. In addition, two members of the board of directors of Cone owned $11,050,000 of Cone's 8 1/8% Debentures at December 31, 2000 and January 2, 2000.

                Note 21. Restructuring and Impairment of Assets

   In recent years, Cone has undertaken a number of restructuring activities to concentrate on businesses in which it has a leadership position, to rede-ploy human and capital resources to those core businesses, and to lower manu-facturing costs.

   The market segment served by the Raytex plant, part of Cone's commission finishing segment, deteriorated during late 1999 and early 2000. In December 2000, due to the adverse market positions, Cone announced the closing of the Raytex plant that was completed in the first quarter of 2001.

   During the fourth quarter of fiscal year 1998, Cone implemented a compre-hensive reorganization program that included the reconfiguration and closing of manufacturing facilities, downsizing and reorganization of sales and admin-istrative staffs to reduce overhead costs and the divestiture of operations that management believes are inconsistent with Cone's strategic objectives. Specifically, the comprehensive program included:

    . Closing of the Salisbury plant and exit of production of fabrics for the yarn-dyed segment at Cone facilities completed in May 1999. The disposal of substantially all yarn-dyed shirting inventories by year-end 1999.

    . Downsizing and reorganization of the corporate administrative staff and the combination of denim and sportswear sales and marketing which was substantially completed in March 1999.

    . Reconfiguration of denim manufacturing overhead structures substan-tially completed in March 1999.

    . Exit from ring-spun yarn manufacturing at Cone's Cliffside and Flo-rence plants completed in May 1999.

    . The restructuring of the Carlisle plant reducing the workforce by ap-proximately 25% completed in September 1999.

   The restructuring and impairment of assets charges, before income taxes, were $38.5 million, $16.0 million and $17.1 million in 2000, 1999 and 1998, respectively.

   The 2000 impairment amount includes non-cash charges of $24.0 million for the write-off of intangible assets and $13.8 million for the writedown of property, plant and equipment at Cone's Raytex facility. The remaining $1.0 million restructuring charges relate to terminal leave and benefits for 47 em-ployees at Raytex. In addition, Cone recognized a charge of $1.9 million to write down inventories related to Raytex. The 2000 restructuring and impair-ment charges were partially offset by a $0.3 million gain on the sale of Carlisle equipment originally reserved in the 1999 restructuring and impair-ment charges.

   The components of the 1999 restructuring charges included the establishment of an $11.9 million reserve for severance benefit payments, consulting fees and pension curtailment losses. Severance benefit payments consisted of termi-nal leave pay for salary employees, severance pay for hourly employees and health insurance. The consulting fees were primarily for review of the workforce, design of severance packages and legal review to ensure that Cone was in compliance with laws and regulations related to the selection of those persons terminated. In addition, Cone also recognized non-cash charges for im-pairment of property and equipment of $4.1 million at the Cliffside and Flo-rence yarn manufacturing facilities and the Carlisle screen printing facility. The restructuring initiatives resulted in the reduction of approximately 1,600 employees.

   The components of the 1998 restructuring charges included the establishment of a $1.3 million reserve for severance benefit payments and writedowns of $15.8 million for impairment of fixed assets at the Salisbury plant. Severance benefits consisted of terminal leave pay for 10 salaried employees, of whom one was Cone's former CEO.

   Assets that have been sold, or are held for sale at December 31, 2000, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house en-gineering and purchasing appraisals, surveys with used equipment dealers, cur-rent prices for new equipment and analysis of whether the equipment would be used internally, sold or abandoned. Assets held for sale are included in the Property, Plant and Equipment caption on the balance sheet in the carrying amount of $11.8 million and $10.2 million at December 31, 2000 and January 2, 2000, respectively. See Note 6, "Property, Plant and Equipment" to the Notes to Consolidated Financial Statements.

   Other expenses related to the comprehensive reorganization program, includ-ing losses on inventories of discontinued styles, of approximately $1.9 mil-lion, $3.6 million and $2.2 million in 2000, 1999 and 1998, respectively, were charged to cost of goods sold as incurred. Inventory write-downs related to discontinued styles are booked at expected net realizable value based upon the style or category of inventory.

   Cone is actively marketing the affected property and equipment currently available for sale and expects the sale or disposition of such assets to be completed within 12 months. However, the actual timing of the disposition of these assets may vary due to market conditions. The 1998 and 1999 restructur-ing reserves, excluding balances for property, plant and equipment writedowns, were settled by second quarter 2000. No depreciation expense for these im-paired assets subsequent to classification as held for sale is included in the operating results for the periods presented.

   In the first quarter of 2000, Cone recognized a gain of $.3 million on the sale of Carlisle equipment originally reserved in the 1999 restructuring charges. Cone classified the gain as a reversal of restructuring charges in the fiscal 2000 statement of operations. In the fourth quarter of 2000, Cone recognized an additional writedown of $0.2 million on Salisbury property, plant and equipment. In late 2000, Cone recognized additional charges related to the 1999 restructuring activities of approximately $0.1 million that were expensed through operating results rather than the restructuring classifica-tion. No other adjustments to prior restructuring charges have been necessary.

   A roll-forward of the activity related to Cone's restructuring charges for the years 1998, 1999 and 2000 follows:


                         Corporate & Salisbury
                           Apparel    & Yarn-
                          Products     Dyed      Ring   Granite
                            Group    Products  Spinning Closing Carlisle  Raytex Other   Total
                         ----------- --------- -------- ------- --------  ------ -----  --------
                                                    (in thousands)
Balance, December 28,
 1997...................
Terminal leave and
 related benefits.......   $    --    $    --   $  --    $ 280  $    --    $ --  $650   $    930
                           -------    -------   -----    -----  -------    ----  ----   --------
Additions:
Terminal leave and
 related benefits.......     1,177         --      --       --      147      --    --      1,324
                           -------    -------   -----    -----  -------    ----  ----   --------
                             1,177         --      --       --      147      --    --      1,324
                           -------    -------   -----    -----  -------    ----  ----   --------
Deductions:
Terminal leave and
 related benefits.......      (645)        --      --     (231)    (147)     --  (650)    (1,673)
                           -------    -------   -----    -----  -------    ----  ----   --------
                              (645)        --      --     (231)    (147)     --  (650)    (1,673)
                           -------    -------   -----    -----  -------    ----  ----   --------
Terminal leave and
 related benefits.......       532         --      --       49       --      --    --        581
                           -------    -------   -----    -----  -------    ----  ----   --------
Balance, January 3,
 1999...................   $   532    $    --   $  --    $  49  $    --    $ --  $ --   $    581
                           -------    -------   -----    -----  -------    ----  ----   --------
Additions:
Terminal leave and
 related benefits.......     4,326      2,703     931       --    1,022      --    --      8,982
Pension curtailment*....       211         72      17       --      272      --    --        572
Consulting and legal
 fees*..................       727         --      --       --    1,012      --    --      1,739
Shut-down expenses*.....        --        600      --       --       --      --    --        600
                           -------    -------   -----    -----  -------    ----  ----   --------
                             5,263      3,376     948       --    2,306      --    --     11,893
                           -------    -------   -----    -----  -------    ----  ----   --------
Deductions:
Terminal leave and
 related benefits.......    (4,140)    (2,512)   (931)     (49)     (83)     --    --     (7,715)
Pension curtailment*....      (211)       (72)    (17)      --     (272)     --    --       (572)
Consulting and legal
 fees*..................      (727)        --      --       --   (1,012)     --    --     (1,739)
Shut-down expenses*.....        --       (600)     --       --       --      --    --       (600)
                           -------    -------   -----    -----  -------    ----  ----   --------
                            (5,077)    (3,184)   (948)     (49)  (1,367)     --    --    (10,626)
                           -------    -------   -----    -----  -------    ----  ----   --------
Terminal leave and
 related benefits.......       718        191      --       --      939      --    --      1,848
                           -------    -------   -----    -----  -------    ----  ----   --------
Balance, January 2,
 2000...................   $   718    $   191   $  --    $  --  $   939    $ --  $ --   $  1,848
                           -------    -------   -----    -----  -------    ----  ----   --------
Additions:
Terminal leave and
 related benefits.......        --         --      --       --       --     964    --        964
                           -------    -------   -----    -----  -------    ----  ----   --------
Deductions:
Terminal leave and
 related benefits.......      (718)      (191)     --       --     (939)     --    --     (1,848)
                           -------    -------   -----    -----  -------    ----  ----   --------
Balance, December 31,
 2000...................   $    --    $    --   $  --    $  --  $    --    $964  $ --   $    964
                           =======    =======   =====    =====  =======    ====  ====   ========

----------------
*  Items expensed as incurred.

                 Note 22. Quarterly Financial Data (Unaudited)

                                                   Quarters Ended
                                         -------------------------------------
                                         Apr. 2,   July 2,  Oct. 1,   Dec. 31,
                                           2000      2000     2000      2000
                                         --------  -------- --------  --------
                                           (in thousands, except per share
                                                        data)
 Net sales.............................. $141,677  $161,549 $165,273  $149,222
 Gross profit...........................   17,101    19,592   17,547    13,180
 Income (loss) from operations..........    4,007     6,839    6,490   (37,718)
 Equity in earnings of unconsolidated
  affiliates............................      450       775      932       559
 Net income (loss)......................     (277)    1,526    1,436   (27,954)
 Total comprehensive income (loss)......     (277)    1,526    1,436   (29,206)
 Earnings (loss) per share -- basic and
  diluted............................... $  (0.04) $   0.02 $   0.02  $  (1.14)
 Weighted-average shares outstanding
 Basic..................................   25,425    25,432   25,441    25,507
 Diluted................................   25,425    25,648   25,649    25,507
 Common stock prices
 High................................... $   4.69  $   6.44 $   7.31  $   4.44
 Low.................................... $   3.25  $   3.88 $   4.06  $   2.38

                                                   Quarters Ended
                                         -------------------------------------
                                         Apr. 4,   July 4,  Oct. 3,   Jan. 2,
                                           1999      1999     1999      2000
                                         --------  -------- --------  --------
                                           (in thousands, except per share
                                                        data)
 Net sales.............................. $157,257  $174,492 $147,197  $137,375
 Gross profit...........................   15,343    14,243   10,676     7,862
 Income (loss) from operations..........  (10,879)    2,518   (4,416)   (3,767)
 Equity in earnings (losses) of
  unconsolidated affiliate..............      867     1,090     (405)      132
 Income (loss) before cumulative effect
  of accounting change..................   (8,432)      714   (5,398)   (4,918)
 Cumulative effect of accounting
  change................................   (1,038)       --       --        --
 Net income (loss)......................   (9,470)      714   (5,398)   (4,918)
 Total comprehensive income (loss)......   (9,472)      697   (5,339)   (4,977)
 Earnings (loss) before cumulative
  effect of accounting change per
  share -- basic and diluted............ $  (0.36) $     -- $  (0.24) $  (0.22)
 Earnings (loss) per share -- basic and
  diluted............................... $  (0.40) $     -- $  (0.24) $  (0.22)
 Weighted-average shares outstanding
 Basic..................................   25,358    25,369   25,413    25,425
 Diluted................................   25,358    25,369   25,413    25,425
 Common stock prices
 High................................... $   5.56  $   7.00 $   6.81  $   5.13
 Low.................................... $   4.25  $   4.94 $   4.88  $   4.19

   The number of holders of record of Cone's Common Stock as of January 31, 2001 was 322.

   No dividends have been declared on Common Stock since 1984, and Cone's fi-nancing agreements currently prohibit it from paying dividends on its Common Stock. Payment of cash dividends in the future will depend upon Cone's finan-cial condition, results of operations, current and anticipated capital re-quirements, and other factors deemed relevant by Cone's Board of Directors.

   In the first quarter of 2000, Cone recognized a gain of $0.3 million on sale of Carlisle equipment reserved in 1999. In the fourth quarter of 2000, Cone recorded restructuring and impairment of asset charges of $38.8 million related to severance and other costs of $1.0 million ($.02 per share, net of tax) and $37.8 million ($.96 per share, net of tax) to write-down Raytex in-tangibles and property and equipment to its estimated net realizable value less costs to sell. Additionally, a charge of $1.9 million ($.05 per share, net of tax) was recorded in the fourth quarter of 2000 to reflect write-down of certain inventory values. See Note 21, "Restructuring and Impairment of As-sets," of the Notes to the Consolidated Financial Statements.

   In the first quarter of 1999, Cone recognized restructuring and impairment of asset charges of $12.9 million related to severance and other costs of $9.6 million ($.24 per share, net of tax) and $3.3 million ($.08 per share, net of tax) to write-down Cliffside and Florence property and equipment to its esti-mated net realizable value. Additionally, a charge of $1.6 million ($.04 per share, net of tax) was recorded in the first quarter of 1999 to reflect write-down of certain inventory values. In the third quarter of 1999, Cone recog-nized restructuring and impairment of asset charges of $3.1 million related to severance and other costs of $2.3 million ($.06 per share, net of tax) and $0.8 million ($.02 per share, net of tax) to write-down Carlisle equipment to its estimated net realizable value. Additionally, a charge of $2.0 million ($.05 per share, net of tax) was recorded in the third quarter of 1999 to re-flect a write-down of certain inventory values. See Note 21, "Restructuring and Impairment of Assets," of the Notes to the Consolidated Financial State-ments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Finan-
                                cial Disclosure

   None.

                                   PART III

          Item 10. Directors and Executive Officers of the Registrant

   Information relating to directors is presented under the heading "Election of Directors" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 8, 2001, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.

                        Item 11. Executive Compensation

   Information relating to executive compensation is presented under the head-ing "Executive Compensation" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 8, 2001, and is hereby incorporated by reference.

    Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information with respect to beneficial ownership of Cone's voting securi-ties by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of Cone, is presented under the heading "Security Ownership of Directors, Nom-inees and Named Executive Officers" and "Security Ownership of Certain Benefi-cial Owners" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 8, 2001, and is hereby incorporated by reference.

            Item 13. Certain Relationships and Related Transactions

   Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" in Cone's defini-tive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 8, 2001, and is hereby incorporated by reference.

                                    PART IV

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        The following financial statements of the Registrant are incorporated
 (a)(1) by reference in Item 8 hereof:

        Independent Auditor's Report

        Consolidated Statements of Operations for the Years Ended December 31,
        2000, January 2, 2000, and January 3, 1999

        Consolidated Balance Sheets as of December 31, 2000 and January 2, 2000

        Consolidated Statements of Stockholders' Equity for the Years Ended
        December 31, 2000, January 2, 2000 and January 3, 1999

        Consolidated Statements of Cash Flows for the Years Ended December 31,
        2000, January 2, 2000 and January 3, 1999

        Notes to Consolidated Financial Statements

        The following Financial Statement Schedules are presented on pages 50
 (a)(2) through 51 hereto.

        Report of Independent Auditor's relating to Schedule II

        Schedule II--Valuation and Qualifying Accounts

        All other schedules specified under Regulation S-X are omitted because they are not applicable, not required or the information required appears in the Consolidated Financial Statements or Notes thereto.

        Exhibits. Exhibits to this report are listed on the accompanying Index
 (a)(3) to Exhibits.

 (b)    Reports on Form 8-K

        Cone filed two Current Reports on Form 8-K during the last quarter of 2000:

        Current Report on Form 8-K dated October 20, 2000, furnishing information about its conference call to discuss third quarter 2000 earnings and its plans for giving notice of future scheduled press conferences or conference calls to discuss announced earnings results.

        Current Report on Form 8-K dated December 13, 2000, announcing Cone's plans to expand its Parras Cone joint venture denim plant in Parras, Mexico, and to shut down its Raytex top of bed fabrics printing plant in Marion, South Carolina.

                            McGLADREY & PULLEN, LLP

                         CERTIFIED PUBLIC ACCOUNTANTS

         INDEPENDENT AUDITOR'S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supple-mental Schedule II is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing proce-dures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ McGLADREY & PULLEN, LLP
    McGladrey & Pullen, LLP

Greensboro, North Carolina
February 10, 2001

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

       Years Ended December 31, 2000, January 2, 2000 and January 3, 1999
                                 (in thousands)

        Column A         Column B        Column C          Column D    Column E
------------------------ --------- ---------------------  ----------   ---------
                                         Additions
                                   ---------------------
                          Balance     (1)        (2)
                            at     Charged to Charged to                Balance
                         beginning costs and    other                   at end
      Description        of period  expenses   accounts   Deductions   of period
------------------------ --------- ---------- ----------  ----------   ---------
December 31, 2000
 Valuation accounts
  deducted from the
  assets to which they
  apply:
  Provision for doubtful
   accounts.............  $5,050    $   577     $   --     $   577(c)   $5,050
                          ------    -------     ------     -------      ------
  Reserve for inventory
   (b)..................   7,576      1,358         --       3,097       5,837
                          ------    -------     ------     -------      ------
 Restructuring:
 Reserve for other
  restructuring charges
  excluding fixed assets
  writedowns (b)........   1,848        964         --       1,848         964
                          ------    -------     ------     -------      ------
January 2, 2000
 Valuation accounts
  deducted from the
  assets to which they
  apply:
  Provision for doubtful
   accounts.............  $1,500    $ 1,938     $3,550(a)  $ 1,938(c)   $5,050
                          ------    -------     ------     -------      ------
  Reserve for inventory
   (b)..................   6,948      1,230         --         602       7,576
                          ------    -------     ------     -------      ------
 Restructuring:
 Reserve for other
  restructuring charges
  excluding fixed assets
  writedowns (b)........     581     11,893         --      10,626       1,848
                          ------    -------     ------     -------      ------
January 3, 1999
 Valuation accounts
  deducted from the
  assets to which they
  apply:
  Provision for doubtful
   accounts.............  $1,500    $ 1,433     $   --     $ 1,433(c)   $1,500
                          ------    -------     ------     -------      ------
  Reserve for inventory
   (b)..................   5,375      3,015         --       1,442       6,948
                          ------    -------     ------     -------      ------
 Restructuring:
 Reserve for other
  restructuring charges
  excluding fixed assets
  writedowns (b)........     930      1,324         --       1,673         581
                          ------    -------     ------     -------      ------

(a) Represents doubtful accounts allowance carried over from Cone Receivables, LLC.

(b) Represents reserves charged to costs and expenses.

(c) Represents bad debts charged off.

 Exhibit                                                             Sequential
   No.   Description                                                  Page No.
 ------- -----------                                                 ----------
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

 *2.3.4  Fourth Amendment to Securitization Agreements dated as of
         April 24, 2000 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood
         Receivables Corporation, and General Electric Capital
         Corporation, together with all exhibits thereto, filed as
         Exhibit 2.1(f) to Registrant's report on Form 10-Q for the quarter ended April 2, 2000, filed as Exhibit 2.3.4 to the Registrant's Registration Statement on Form S-4
         (File No. 333-43014).

 *2.3.5  Fifth Amendment to Securitization Agreements dated as of
         June 30, 2000 by and between Cone Receivables II LLC, the
         Registrant, Cone Foreign Trading LLC, Redwood Receivables
         Corporation, and General Electric Capital Corporation, filed as Exhibit 2.3.5 to Registrant's Registration
         Statement on Form S-4 (File No. 333-43014).

 *2.3.6  Sixth Amendment to Securitization Agreements dated as of
         December 12, 2000 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood
         Receivables Corporation and General Electric Capital
         Corporation, filed as Exhibit 2.3.6 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-43014).

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

 *2.5.1  Amended and Restated Commercial Agreement, dated as of
         December 12, 2000, among Compania Industrial de Parras,
         S.A. de C.V., the Registrant and Parras Cone de Mexico,
         S.A., filed as Exhibit 2.5.1 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-43014).

 *2.6    Guaranty Agreement dated as of June 25, 1993, between the
         Registrant and Compania Industrial de Parras, S.A. de
         C.V., filed as Exhibit 2.2(c) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.


 Exhibit                                                             Sequential
   No.   Description                                                  Page No.
 ------- -----------                                                 ----------
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


 Exhibit                                                             Sequential
   No.   Description                                                  Page No.
 ------- -----------                                                 ----------
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

 *4.2.13 Waiver under Note Agreement dated as of July 3, 2000, by and among the Registrant and The Prudential Insurance
         Company of America, filed as Exhibit 4.2.13 to Registrant's Registration Statement on Form S-4
         (File 333-43014).

 *4.2.14 Amendment of 1992 Note Agreement dated as of July 14,
         2000, by and among the Registrant and The Prudential
         Insurance Company of America, filed as Exhibit 4.2.14 to
         Registrant's Registration Statement on Form S-4
         (File 333-43014).

 *4.2.15 Amendment of 1992 Note Agreement dated as of December 12,
         2000, by and among the Registrant and The Prudential
         Insurance Company of America, filed as Exhibit 4.2.15 to the Registrant's Registration Statement on Form S-4 (File
         No. 333-43014).

 *4.3 Credit Agreement dated as of January 28, 2000, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender and the Lenders party thereto from time to time, together with all exhibits thereto, filed as Exhibit 1 to the Registrant's report on Form 8-K dated
         February 11, 2000.

 *4.3.1  Amendment No. 1 to Credit Agreement dated as of July 14,
         2000, by and among the Registrant, as Borrower, Cone
         Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign
         Trading LLC, as Guarantors, Bank of America, N.A., as
         Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.1 to Registrant's
         Registration Statement on Form S-4
         (File 333-43014).

 *4.3.2  Amendment No. 2 to Credit Agreement dated as of December
         12, 2000, by and among the Registrant, as Borrower, Cone
         Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign
         Trading LLC, as Guarantors, Bank of America, N.A., as
         Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.2 to the Registrant's
         Registration Statement on Form S-4 (File No. 333-43014).


 Exhibit                                                             Sequential
   No.   Description                                                  Page No.
 ------- -----------                                                 ----------
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

 *4.6 General Security Agreement dated as of January 28, 2000, by the Registrant and certain of its subsidiaries, as Grantors, and Wilmington Trust Company, as General
         Collateral Agent, together with all exhibits thereto, filed as Exhibit 4 to the Registrant's report on Form 8-K dated February 11, 2000.

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

 *4.12   Specimen Class A Preferred Stock Certificate, filed as
         Exhibit 4.5 to the Registrant's Registration Statement on
         Form S-1 (File No. 33-46907).

 *4.13   Specimen Common Stock Certificate, effective June 18,
         1992, filed as Exhibit 4.7 to the Registrant's
         Registration Statement on Form S-1 (File No. (33-46907)).

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


 Exhibit                                                             Sequential
   No.    Description                                                 Page No.
 -------  -----------                                                ----------
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

 *10.16   1994 Stock Option Plan for Non-Employee Directors of
          Registrant, filed as Exhibit 10.9 to Registrant's report on Form 10-K for the year ended January 2, 1994.


  Exhibit                                                            Sequential
    No.     Description                                               Page No.
  -------   -----------                                              ----------
  * 10.17   Form of Non-Qualified Stock Option Agreement under
            1994 Stock Option Plan for Non-Employee Directors of
            Registrant, filed as Exhibit 10.10 to Registrant's
            report on Form 10-K for the year Ended January 2,
            1994.

  *10.18    Management Incentive Plan of the Registrant, filed as
            Exhibit 10.11(b) to Registrant's report on Form 10-K for the year ended January 3, 1993.

  * 10.19 1997 Senior Management Incentive Compensation Plan, filed as Exhibit 10.2 to Registrant's report on Form
            10-Q for the quarter ended March 31, 1996.

  * 10.20 1997 Senior Management Discretionary Bonus Plan, filed as Exhibit 10.13 to the Registrant's report on Form 10-K for the year ended December 29, 1996.

  * 10.21   2000 Stock Compensation Plan for Non-Employee
            Directors of Registrant dated as of May 9, 2000, filed as Exhibit 10.18 to Registrant's report on Form 10-Q for the quarter ended April 7, 2000.

  * 10.22   Form of Agreement between the Registrant and Levi
            Strauss dated as of March 30, 1992, filed as Exhibit
            10.14 to the Registrant's Registration Statement on
            Form S-1 (File No. 33-46907).

  * 10.23   First Amendment to Supply Agreement dated as of April
            15, 1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.15 to Registrant's Registration Statement on Form S-1 (No.
            33-46907).

  * 10.24   Agreement dated January 1, 1999, between the
            Registrant and Parkdale Mills, Inc., filed as
            Exhibit 10.17 to Registrant's report on Form 10-K for the year ended January 2, 2000.

  * 10.25   Tenth Amendment to Master Lease dated as of January
            28, 2000, between Atlantic Financial Group, Ltd. and the Registrant, together with all exhibits thereto, filed as Exhibit 10 to Registrant's report on Form 8-K dated February 11, 2000.

  * 10.25.1 Eleventh Amendment to Master Lease dated as of July
            14, 2000 between Atlantic Financial Group, Ltd. and the Registrant, filed as Exhibit 10.25.1 to Registrant's Registration Statement on Form
            S-4 (File No. 333-43014).

  * 10.25.2 Assignment and Termination Agreement dated as of
            August 31, 2000, among Atlantic Financial Group, Ltd.,
            Suntrust Bank, and the Registrant.

   21       Subsidiaries of the Registrant                               60

    23.1    Consent of McGladrey & Pullen, LLP, Independent
            auditor, with respect to the incorporation by
            reference in the Registrant's Registration Statements
            on Form S-8 (Nos. 33-31977; 33-31979; 33-51951;
            33-51953; 33-53705 and 33-67800) of their reports on
            the consolidated financial statements and schedules
            included in this Annual Report on Form 10-K.                 61

 **23.2     Consent of Auditors of Parras Cone de Mexico, S.A. de
            C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8
            (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705
            and 33-67800) of their reports on the financial statements and schedules included in this Annual
            Report on Form 10-K.

 **99.1     Financial Statements of Parras Cone de Mexico, S.A. de
            C.V.

--------
 * Incorporated by reference to the statement or report indicated. ** To be filed by amendment.

   The Registrant will provide any Shareholder or participant in the Company Stock Fund in the 401(k) Programs copies of any of the foregoing exhibits upon written request addressed to Corporate Secretary, Cone Mills Corporation, 3101 North Elm Street, Greensboro, NC 27408.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Ex-change Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Cone Mills Corporation

                                                   /s/ John L. Bakane
                                          By: _________________________________
                                                       John L. Bakane
                                               President and Chief Executive
                                                          Officer

   Date: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the regis-trant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Dewey L. Trogdon            Chairman of the Board        March 30, 2001
______________________________________
          (Dewey L. Trogdon)

        /s/ John L. Bakane             Director, President and      March 30, 2001
______________________________________  Chief Executive Officer
           (John L. Bakane)             (Principal Executive
                                        Officer)

        /s/ Gary L. Smith              Executive Vice President     March 30, 2001
______________________________________  and Chief Financial
           (Gary L. Smith)              Officer

    /s/ Christopher F. Conlon          Controller (Principal        March 30, 2001
______________________________________  Accounting Officer)
       (Christopher F. Conlon)

        /s/ Doris R. Bray              Director                     March 30, 2001
______________________________________
           (Doris R. Bray)

      /s/ Jeanette C. Kimmel           Director                     March 30, 2001
______________________________________
         (Jeanette C. Kimmel)

       /s/ Charles M. Reid             Director                     March 30, 2001
______________________________________
          (Charles M. Reid)

      /s/ John W. Rosenblum            Director                     March 30, 2001
______________________________________
         (John W. Rosenblum)

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Cyrus C. Wilson             Director                     March 30, 2001
______________________________________
          (Cyrus C. Wilson)

       /s/  David T. Kollat            Director                     March 30, 2001
______________________________________
          (David T. Kollat)

      /s/ Haynes G. Griffin            Director                     March 30, 2001
______________________________________
         (Haynes G. Griffin)

       /s/ Marc H. Kozberg             Director                     March 30, 2001
______________________________________
          (Marc H. Kozberg)

       /s/ Bruce E. Hendry             Director                     March 30, 2001
______________________________________
          (Bruce E. Hendry)