Form 10-Q
period 2001-04-01
CONE MILLS CORP
filed 2001-05-14
CIK 23304

Page 1 of 59
                                          Index to Exhibits - Pages 19-31

                          FORM 10-Q

                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549


(Mark One)
[ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2001
                               -------------

                        OR

[   ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the Transition period from       to
                               ------   -------

Commission file number:   1-3634
                         ---------

                          CONE MILLS CORPORATION
-----------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

    North Carolina                                    56-0367025
-----------------------------------------------       ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                        Identification No.)

3101 North Elm Street, Greensboro, North Carolina     27408
-------------------------------------------------     ------------
(Address of principal executive offices)             (Zip Code)

                              336.379.6220
------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X     No__

Number of shares of common stock outstanding as of April 24, 2001:
25,542,211 shares.

                   CONE MILLS CORPORATION

                            INDEX


PART I.  FINANCIAL INFORMATION
                                                                 Page
                                                                Number

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations
         Thirteen weeks ended April 1, 2001 and
         April 2, 2000(Unaudited)....................................3

         Consolidated Condensed Balance Sheets
         April 1, 2001 and April 2, 2000 (Unaudited)
         and December 31, 2000.......................................4

         Consolidated Condensed Statements of Cash Flows
         Thirteen weeks ended April 1, 2001 and
         April 2, 2000 (Unaudited) ..................................5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited).................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations..............12

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk ......................................................17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..........................................18
Item 6.  Exhibits and Reports on Form 8-K...........................18

                                     PART I
Item 1.
                        CONE MILLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         (in thousands, except per share data)

                                                                       Thirteen       Thirteen
                                                                     Weeks Ended    Weeks Ended
                                                                       April 1,       April 2,
                                                                         2001           2000
                                                                    -----------------------------
                                                                     (Unaudited)    (Unaudited)

Net Sales                                                            $ 147,535      $ 141,677

Cost of Goods Sold                                                     136,002        124,576
                                                                       -------        -------
Gross Profit                                                            11,533         17,101

Selling and Administrative                                              11,462         13,426
Restructuring and Impairment of Assets                                       -           (332)
                                                                       -------        -------
Income from Operations                                                      71          4,007
                                                                       -------        -------
Other Income (Expense)
   Interest income                                                         124            370
   Interest expense                                                     (4,638)        (4,671)
   Other expense                                                          (560)          (807)
                                                                       -------         ------
                                                                        (5,074)        (5,108)
                                                                       -------         ------
Loss before Income Tax Benefit and Equity
   in Earnings of Unconsolidated Affiliates                             (5,003)        (1,101)
Income Tax Benefit                                                      (1,751)          (374)
                                                                        ------         ------

Loss before Equity in Earnings of Unconsolidated Affiliates             (3,252)          (727)
Equity in Earnings of Unconsolidated Affiliates                            349            450
                                                                        ------         ------

Net Loss                                                             $  (2,903)     $    (277)
                                                                        ------         ------
Loss Available to Common Stockholders                                $  (3,903)     $    (984)
                                                                        ------         ------
Loss Per Share - Basic and Diluted                                   $  ( 0.15)     $  ( 0.04)
                                                                        ------         ------
Weighted-Average Common Stock Outstanding, Basic and Diluted            25,518         25,425
                                                                        ------         ------

See Notes to Consolidated Condensed Financial Statements.

                         CONE MILLS CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED CONDENSED BALANCE SHEETS
                     (in thousands, except share and par value data)

                                                                        April 1,     April 2,   December 31,
                                                                          2001         2000        2000
                                                                      -----------  -----------  ------------
                                                                      (Unaudited)  (Unaudited)    (Note)
ASSETS
   Current Assets
    Cash                                                               $   2,574   $   1,025    $  2,876
    Accounts receivable, less allowances of $4,705; 2000, $5,050          46,968      60,589      40,091
    Inventories                                                          103,717     116,892     106,308
    Other current assets                                                   6,733       7,167       6,270
                                                                         -------     -------     -------
      Total Current Assets                                               159,992     185,673     155,545

   Investments in and Advances to Unconsolidated Affiliates               57,411      47,843      56,265
   Other Assets                                                           17,775      38,118      18,505
   Property, Plant and Equipment                                         186,409     215,674     192,901
                                                                         -------     -------     -------
                                                                       $ 421,587   $ 487,308  $  423,216
                                                                         -------     -------     -------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
    Current maturities of long-term debt                               $  83,495    $ 80,714  $   73,495
    Accounts payable                                                      37,176      47,982      37,420
    Sundry accounts payable and accrued liabilities                       26,052      25,965      33,282
    Deferred income taxes                                                 11,067      12,091       9,434
                                                                         -------     -------     -------
      Total Current Liabilities                                          157,790     166,752     153,631

    Long-Term Debt                                                       106,176     119,227     108,582
    Deferred Income Taxes                                                 17,461      33,289      20,338
    Other Liabilities                                                     16,347      11,850      14,246

   Stockholders' Equity
    Class A preferred stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 367,339 shares;
      2000, 373,660 shares and 335,340 shares                             36,734      37,366      33,534
    Class B preferred stock - no par value; authorized
      5,000,000 shares                                                         -           -           -
    Common stock - $.10 par value; authorized 42,700,000 shares;
      issued and outstanding 25,542,211 shares; 2000, 25,479,717
      shares and 25,522,211 shares                                         2,554       2,548       2,552
    Capital in excess of par                                              57,695      57,435      57,630
    Retained earnings                                                     35,669      67,594      42,512
    Deferred compensation - restricted stock                                 (33)       (236)        (40)
    Accumulated other comprehensive loss                                  (8,806)     (8,517)     (9,769)
                                                                         -------     -------     -------
      Total Stockholders' Equity                                         123,813     156,190     126,419
                                                                         -------     -------     -------
                                                                       $ 421,587   $ 487,308  $  423,216
                                                                         -------     -------     -------

Note: The balance sheet at December 31, 2000, has been derived from the financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                        CONE MILLS CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (in thousands)

                                                                    Thirteen      Thirteen
                                                                   Weeks Ended   Weeks Ended
                                                                     April 1,      April 2,
                                                                       2001          2000
                                                                   -----------   -----------
                                                                   (Unaudited)   (Unaudited)

CASH PROVIDED BY (USED IN)OPERATIONS                                $  (7,480)    $   1,571
                                                                      -------       -------
INVESTING
   Investments in and advances to unconsolidated affiliates              (797)      (   578)
   Proceeds from sale of property, plant and equipment                  2,199         1,815
   Capital expenditures                                                (1,337)       (1,025)
                                                                      -------       -------
    Cash provided by investing                                             65           212
                                                                      -------       -------
FINANCING
   Decrease in checks issued in excess of deposits                     (2,214)       (1,922)
   Principal borrowings on long-term debt                              10,000         1,000
   Proceeds from issuance of common stock                                  67             -
   Dividends paid - Class A Preferred                                       -           (60)
   Redemption of Class A Preferred stock                                 (740)       (1,043)
                                                                      -------       -------
     Cash provided by (used in) financing                               7,113        (2,025)
                                                                      -------       -------
     Net change in cash                                                  (302)         (242)

Cash at Beginning of Period                                             2,876         1,267
                                                                      -------       -------
Cash at End of Period                                               $   2,574     $   1,025
                                                                      -------       -------
Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                         $   6,618     $   7,573
                                                                      -------       -------
   Income taxes, net of refunds                                     $     169     $    (408)
                                                                      -------       -------
Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                         $   3,881     $   2,845
                                                                      -------       -------

See Notes to Consolidated Condensed Financial Statements.

                   CONE MILLS CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for April 1, 2001 and April 2, 2000 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at April l, 2001, April 2, 2000, and December 31, 2000, and the related consolidated condensed statements of operations and cash flows for the thirteen weeks ended April 1, 2001 and April 2, 2000. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2000.

Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out
(FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at April 1, 2001 and April 2, 2000 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

As of April 1, 2001 and April 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $50.2 million and $45.5 million, respectively. The table below summarizes certain cash flows received and paid under the securitization for the fiscal quarters ended April 1, 2001 and April 2, 2000:(in thousands)

                                          4/1/01      4/2/00
Proceeds from securitizations           $  8,610    $  9,323
Repayments on securitizations            (14,153)    (12,914)
Daily yield paid                            (877)       (774)
Servicing fees paid                         (199)       (169)
Servicing fees received                      220         174

On April 23, 2001, Cone amended the securitization agreements to reflect changes in certain financial covenants. This amendment also waives the failure of Cone to comply with the minimum fixed charge coverage ratio covenant for the fiscal quarter ended April 1, 2001.

Note 3.  Inventories

(in thousands)                            4/1/01     4/2/00    12/31/00
                                        --------    -------    --------

Greige and finished goods              $  67,642  $  80,286   $  69,991
Work in process                            6,755      5,263       6,463
Raw materials                             18,574     20,418      18,717
Supplies and other                        10,746     10,925      11,137
                                         -------    -------     -------
                                       $ 103,717  $ 116,892   $ 106,308
                                         -------    -------     -------

Note 4.  Long-Term Debt

(in thousands)                            4/1/01     4/2/00    12/31/00
                                        --------    -------     --------

Senior Note                            $  28,946  $  32,144   $  28,946
Revolving Credit Agreement                65,000     70,000      55,000
8-1/8% Debentures                         95,725     97,797      98,131
                                         -------    -------     -------
                                         189,671    199,941     182,077
Less current maturities                   83,495     80,714      73,495
                                         -------    -------     -------
                                       $ 106,176  $ 119,227   $ 108,582
                                         -------    -------     -------

Cone adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001 (see Note 10, "Derivatives," to the Notes to Consolidated Condensed Financial Statements).

On April 24, 2001, Cone terminated its plans to exchange new securities for its outstanding 8-1/8% Debentures due March
15, 2005.

Note 5.  Class A Preferred Stock

On February 8, 2001, Cone declared a 11.75% stock dividend on Cone's Class A Preferred Stock, which was paid on March
31, 2001. The dividend was charged to retained earnings in the amount of approximately $3.9 million.

Note 6.  Depreciation and Amortization

The following table presents depreciation and amortization included in the consolidated condensed statements of operations.

(in thousands)                              Thirteen         Thirteen
                                           Weeks Ended      Weeks Ended
                                             4/1/01           4/2/00
                                           -----------      ------------
Depreciation                                   $ 5,556        $ 5,966
Amortization                                        31            454
                                                 -----          -----
                                               $ 5,587        $ 6,420
                                                 -----          -----

Note 7. Loss Per Share

The following table sets forth the computation of basic and diluted loss per share ("EPS").

(in thousands, except                        Thirteen        Thirteen
  per share data)                           Weeks Ended     Weeks Ended
                                               4/1/01          4/2/00
                                            -----------     -----------

Net loss                                      $ (2,903)     $ (   277)
Preferred stock dividends                       (1,000)       (   707)
                                                ------         ------
Basic EPS - loss available to common
  stockholders                                  (3,903)       (   984)
Effect of dilutive securities                        -              -
                                                ------         ------
Diluted EPS - loss available to common
  stockholders after assumed conversions      $ (3,903)     $ (   984)
                                                ------         ------
Determination of shares:
Weighted-average shares                         25,533         25,480
Contingently issuable (unvested
  restricted shares)                           (    15)       (    55)
                                                ------         ------
Basic EPS - weighted-average shares             25,518         25,425
Effect of dilutive securities                        -              -
                                                ------         ------
Diluted EPS - adjusted weighted-average
  shares after assumed conversions              25,518         25,425
                                                ------         ------
Loss per share - basic and diluted           $ (  0.15)     $ (  0.04)
                                                ------         ------

There were no potentially dilutive common stock options outstanding at April 1, 2001 and April 2, 2000.

Note 8.  Segment Information

Cone has three principal business segments which are based upon organizational structure: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim and khaki segment. Restructuring and impairment of asset expenses, unallocated expenses, interest and income tax benefits are not included in segment operating income (loss).

Net sales and income (loss) from operations for Cone's operating segments are as follows:

(in thousands)                              Thirteen        Thirteen
                                           Weeks Ended     Weeks Ended
                                             4/1/01          4/2/00
                                          -----------     ------------
Net Sales
Denim and Khaki                             $ 115,326       $ 104,262
Commission Finishing                           19,349          20,803
Decorative Fabrics                             16,836          19,549
Other                                             119             293
                                              -------         -------
                                              151,630         144,907
Less Intersegment Sales                         4,095           3,230
                                              -------         -------
                                            $ 147,535       $ 141,677
                                              -------         -------
Income (Loss) from Operations
Denim and Khaki                             $   3,209       $   5,336
Commission Finishing                          (   613)        (   839)
Decorative Fabrics                            ( 1,363)        (   216)
Other                                         (    80)            632
Unallocated Expenses                          (   733)        (   788)
                                              -------         -------
                                                  420           4,125
Restructuring and Impairment of Assets              -             332
                                              -------         -------
                                                  420           4,457
Less Equity in Earnings of
  Unconsolidated Affiliates                       349             450
                                              -------         -------
                                                   71           4,007
Other Expense, Net                            ( 5,074)        ( 5,108)
                                              -------         -------
Loss before Income Tax Benefit and
  Equity in Earnings of Unconsolidated
  Affiliates                                $  (5,003)      $ ( 1,101)
                                              -------         -------

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net loss and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net loss. Total comprehensive income (loss) for the periods was as follows: (in thousands)

                                         Thirteen      Thirteen
                                        Weeks Ended   Weeks Ended
                                          4/1/01        4/2/00

Net loss                                  $(2,903)     $  (277)
Other comprehensive income,
  cotton derivatives gains                    963            -
                                           ------         -----
                                          $(1,940)     $  (277)
                                           ------        -----

Cotton derivatives gains reflected above in other comprehensive income (loss) will be recognized in results of operations over the next twelve months.

Note 10.  Derivatives

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone has determined that its interest rate swap agreement is an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, will be amortized to results of operations over the period to debt maturity. Cone recognized approximately $0.2 million in expense related to amortization of this adjustment to the carrying value of debt for the fiscal quarter ended April 1, 2001, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition will be recorded in the statements of operations in the period of change. For the fiscal quarter ended April 1, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $0.5 million, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. As of April 1, 2001, the interest rate swap had an estimated fair market value of $2.2 million and was recorded in other long-term liabilities on the Consolidated Condensed Balance Sheet.

Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the fiscal quarter ended April 1, 2001, was immaterial.

For the fiscal quarter ended April 1, 2001, Cone recorded in other comprehensive income cotton derivative gains of approximately $1.5 million, net of deferred taxes of $0.5 million (see Note 9, "Comprehensive Income (Loss)" to the Notes to Consolidated Condensed Financial Statements).

Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the quarters ended April 1, 2001 and April 2, 2000 follows:

                                    Corporate &
                                     Apparel      Salisbury &
                                     Products      Yarn Dyed
                                      Group         Products     Carlisle       Raytex      Total

Balance, December 31, 2000           $      -     $      -       $      -     $    964    $    964

Deductions:
Terminal leave and related benefits         -            -              -        ( 248)     (  248)
                                        -----        -----          -----        -----      ------

Balance, April 1, 2001               $      -     $      -        $     -     $    716    $    716
                                        -----        -----          -----        -----      ------


Balance, January 2, 2000             $    718     $    191        $   939     $      -    $  1,848

Deductions:
Terminal leave and related benefits     ( 710)       ( 191)         ( 494)           -      (1,395)
                                        -----        -----          -----        -----      ------

Balance, April 2, 2000               $      8     $      -        $   445     $      -   $     453
                                        -----        -----          -----        -----      ------

Item 2.

                   MANAGEMENT'S DISCUSSION
             AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

First Quarter Ended April 1, 2001 Compared with First Quarter
Ended April 2, 2000

     For the first quarter of 2001, Cone had sales of $147.5 million, an increase of 4.1% over sales of $141.7 million for the first quarter of 2000. The increase in sales from first quarter 2000 was the result of a 10.6% sales increase in the denim and khaki segment and a 3.3% increase in Carlisle sales, partially offset by a 13.9% sales decrease in the decorative fabrics segment and the closing of the Raytex plant in the first quarter of 2001.

Gross profit for the first quarter of 2001 declined to 7.8% of sales, as compared with 12.1% for the previous year. The decrease was primarily due to higher wages and higher energy, chemical and raw material costs, as compared with year-ago levels.

     Segment Information. Cone has three principal business segments: 1) denim and khaki; 2) commission finishing; and
3) decorative fabrics. (See Note 8 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

      Denim and Khaki. Denim and khaki segment sales revenues for the first quarter of 2001 were $115.3 million, up 10.6% from the first quarter of 2000 sales of $104.3 million. Sales yards were 5.8% higher, as compared with the first quarter of 2000. Revenues were positively affected by a more value-added product mix although denim prices were flat to marginally down for the quarter, as compared to the 2000 quarter. Operating income for the denim and khaki segment was $3.2 million, or 2.8% of sales for the most recent quarter, as compared with $5.3 million, or 5.1% of sales for the first quarter of 2000. The decline resulted primarily from higher denim operating costs and losses in the khaki business driven by closeouts that resulted from a distressed market for these goods. Excluding khaki, denim reported operating income of $5.0 million for the most recent quarter, as compared with $6.9 million for the previous year. Futures for cotton, Cone's major raw material, have declined during the first quarter, but, because of Cone's practices of buying cotton forward, Cone does not expect to benefit from reduced cotton costs before the fourth quarter of 2001. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which are down from the first quarter of 2000 because of lower sales at Parras Cone in the first quarter of 2001.

      Commission Finishing. Outside sales of the commission finishing segment, which consisted of the Carlisle and Raytex plants, were $15.3 million for the first quarter of 2001, down 13.2% from the first quarter of 2000. All of this sales decline was due to the closing of the Raytex plant in the first quarter of 2001. Carlisle sales to outside customers increased by 3.3% primarily driven by market consolidation. For the first quarter of 2001 the segment had an operating loss of $0.6 million, all of which related to the Raytex closure and associated run-out costs, as compared with a loss of $0.8 million for the first quarter of 2000. Carlisle was profitable in the first quarter of 2001.

      Decorative Fabrics. For the first quarter of 2001, sales of the decorative fabrics segment were $16.8 million, down 13.9% from sales of $19.5 million for the same quarter of the previous year because of weak furniture market conditions. Both the jacquard and converting operations were negatively impacted. The decorative fabrics segment had a loss of $1.4 million in the first quarter of 2001, as compared with a loss of $0.2 million for the first quarter of 2000. During the quarter, staffing reductions and product mix changes at the jacquard operation were effected, which should benefit future periods. Quarter-end backlogs for the decorative fabrics segment were up from year-end 2000.

Selling and administrative expenses for the first quarter of 2001 were $11.5 million, or 7.8% of sales, as compared with $13.4 million, or 9.5% of sales, in the first quarter of 2000. The lower expenses in the first quarter of 2001 were due to lower staffing levels, lower headquarters rental expense and a reduction in related expenses as a result of Cone's exit from its Ashima alliance.

For the first quarter of 2001, EBITDA, defined as income
(loss) from operations before depreciation and amortization, was $5.7 million. For comparison, EBITDA for the first quarter of 2000 was $10.1 million. Excluding the Raytex operating results, Cone had a pro forma EBITDA in the first quarter of 2001 of $6.4 million. The inclusion of Cone's pro rata share of Parras Cone's EBITDA would result in an EBITDA for Cone of $7.3 million for the first quarter of 2001.

Interest expense for the first quarter of 2001 was $4.6 million, as compared with $4.7 million for the first quarter of 2000. Other expenses of $0.6 million in the first quarter of 2001 include the ongoing expense of the accounts receivable securitization program, amortization of the transition amount related to recording the interest rate swap and the valuation adjustment of the interest rate swap derivative instrument.

In the first quarters of 2001 and 2000, the income tax benefit as a percent of taxable loss was 35% and 34%, respectively.

Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.3 million for the first quarter of 2001, as compared with $0.5 million for the first quarter of 2000.

For the first quarter of 2001, Cone had a net loss of $2.9 million, or $.15 per share after preferred dividends. Included in the $2.9 million loss were run-out expenses of approximately $0.6 million pre-tax or $.02 per share related to the Raytex plant closure. For comparison, for the first quarter of 2000, Cone reported a net loss of $0.3 million, or $.04 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cone's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8%
Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, a $73 million
Revolving Credit Facility ("Revolving Credit Facility") of which $8 million was available on April 1, 2001, and a $60 million Receivables Purchase and Servicing Agreement (the
"Receivables Agreement").

During the first quarter of 2001, Cone used cash in operations of $7.5 million, as compared with cash provided by operations of $1.6 million in the first quarter of 2000. Included in the cash provided by (used in) operating activities, working capital increased by $7.6 million in the first quarter of 2001, as compared with a $4.9 million increase in the first quarter of 2000. Other sources of cash flow included $2.2 million in proceeds from sales of property and equipment for the first quarter of 2001, as compared with $1.8 million in the first quarter of 2000. Uses of cash in the first quarter of 2001 included $1.3 million for capital expenditures and $0.8 million of advances to the joint venture industrial park in Tamaulipas, Mexico.

Financing agreements of Cone prohibit Cone from paying dividends on its Common Stock.

The following is a summary of the Company's primary financing agreements as of April 1, 2001.

                                                     Interest/
($ Amounts in Millions)    Facility      Amount      Discount      Maturity
Financing Agreement       Commitment  Outstanding      Rate         Date

8-1/8% Debenture           $100.0       $100.0         8.125%    Mar 15, 2005
Senior Note                  28.9         28.9        11.700     Aug 13, 2002
Revolving Credit             73.0         65.0         9.820     Aug  7, 2001
Receivables Agreement        60.0         50.2         6.714     Sept 1, 2004

Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, by August 2001, Cone must either refinance or replace the Revolving Credit Facility and make a scheduled principal reduction of $18.5 million on its Senior Note. While management believes that it will be able to obtain the appropriate financings there is no assurance that Cone will be able to replace its Revolving Credit Facility or otherwise obtain financing on terms and conditions acceptable to Cone. Along with its strategic advisor, J.P. Morgan, Cone is in the process of exploring its alternatives related to financing its business in both the U.S. and Mexico. In the case of Mexico there are two separate financing initiatives. The first financing initiative concerns the Parras Cone joint venture expansion. This expansion will increase production capacity by approximately
10.0 million yards and will require approximately $18.0 million in financing. Cone believes that Parras Cone will be able to raise these funds during 2001 based upon the strength of Parras Cone's financial position. The second Mexican financing initiative is the construction of a new denim manufacturing plant in Tamaulipas, Mexico for which the funding will be needed by Cone. Based upon present economic conditions and capital markets, Cone terminated its plan to exchange new securities for Cone's outstanding 8-1/8% Debentures due March 15, 2005, which would have enabled Cone to pursue asset-based financing for the Tamaulipas project. Therefore, it is not likely that Cone will be able to start construction of this facility in 2001. However, Cone will continue to analyze all possible financing opportunities that would allow Cone to start construction this year. These alternatives may include the restructuring or replacing of the Revolving Credit Facility and funding from nontraditional sources of capital.

On April 1, 2001, Cone's long-term capital structure consisted of $189.7 million of long-term debt (including current maturities) and $123.8 million of stockholders' equity. For comparison, on April 2, 2000, Cone had $199.9 million of long-term debt (including current maturities) and $156.2 million of stockholders' equity. Long-term debt (including current maturities) as a percentage of long-term debt and stockholders' equity was 61% at April 1, 2001, as compared with 56% at April 2, 2000.

Accounts receivable on April 1, 2001, were $47.0 million, as compared with $60.6 million at April 2, 2000. Receivables, including those sold pursuant to the Receivables Agreement, represented 62 days of sales outstanding at April 1, 2001 and 70 days at April 2, 2000. The decrease in days of sales outstanding primarily reflects a change in customer sales mix with more customers paying in advance of due date.

Inventories on April 1, 2001, were $103.7 million, down
$13.2 million from $116.9 million at April 2, 2000. This reduction is due primarily to lower denim inventories.

For the first quarter of 2001, domestic capital spending was $1.3 million compared to $1.0 million for the 2000 period.
Domestic capital spending in 2001 is expected to be approximately $7-10 million.

OTHER MATTERS

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on Cone. Existing government regulations are not expected to cause a material change in Cone's competitive position, operating results or planned capital expenditures. Cone has an active environmental committee, which fosters protection of the environment and compliance with laws.

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations.
As of April 1, 2001, no significant litigation exists.

"Safe Harbor" Statement under Section 27A of the Securities
Act of 1933, as amended, and Section 21E of the Securities
Exchange Act of 1934, as amended.

      Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, and (vii) Cone's inability to continue the cost savings associated with its restructuring initiatives. For a further description of these risks see Cone's 2000 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2000.

                           PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations.
As of April 1, 2001, no significant litigation exists.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.
(b)   Reports on Form 8-K.
      None

Exhibit                                                       Sequential
  No.          Description                                     Page No.
-------        -----------                                   -----------

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

*2.3.4     Fourth Amendment to Securitization
           Agreements dated as of April 24, 2000 by and between Cone Receivables II LLC, the Registrant,
           Cone Foreign

 Exhibit                                                       Sequential
 No.       Description                                          Page No.
------     -----------                                         ----------

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

Exhibit                                                        Sequential
  No.      Description                                          Page No.
-------    -----------                                         ----------

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

 Exhibit                                                         Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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

*4.2.10    Modification to Note Agreement dated
           as of February 14, 1998, between the

 Exhibit                                                         Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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

 Exhibit                                                         Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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
           28,2000, by the Registrant and certain of its subsidiaries, as Grantors, and Wilmington Trust

 Exhibit                                                         Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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
           Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.

 Exhibit                                                        Sequential
  No.      Description                                           Page No.
-------    -----------                                          ----------

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

*10.1      Employees' Retirement Plan of Cone Mills
           Corporation as amended and restated effective
           December 1, 1994, filed as Exhibit 10.1 to the
           Registrant's report on Form 10-K for the year ended January 1, 1995.

Exhibit                                                          Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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

*10.9      1984 Stock Option Plan of Registrant filed as
           Exhibit 10.7 to the Registrant's Registration
           Statement on Form S-1 (File No. 33-28040).

Exhibit                                                          Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

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
           Statement on Form S-4 (File No. 333-43014).

Exhibit                                                          Sequential
  No.      Description                                            Page No.
-------    -----------                                           ----------

*10.25.2 Assignment and Termination Agreement dated as of August 31, 2000, among Atlantic
           Financial Group, Ltd., Suntrust Bank, and the Registrant.

10.26      2001 Stock Incentive Plan                                 33

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


                                          CONE MILLS CORPORATION
                                          ----------------------
                                          (Registrant)




Date:   May 14, 2001                      /s/ Gary L. Smith
      ----------------                    -----------------
                                          Gary L. Smith
                                          Executive Vice President and
                                          Chief Financial Officer