Form 10-Q
period 2001-07-01
CONE MILLS CORP
filed 2001-08-09
CIK 23304

Page 1 of 206
                                                 Index to Exhibits - Pages 28-40

                                    FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2001
                               ------------

                                    OR

[   ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the Transition period from       to
                               ------   -------

Commission file number:   1-3634
                         ---------

                          CONE MILLS CORPORATION
-------------------------------------------------------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of July 24, 2001:
25,586,133 shares.

                             CONE MILLS CORPORATION

                                      INDEX



PART I.       FINANCIAL INFORMATION
                                                                          Page
                                                                         Number

Item 1.       Financial Statements

              Consolidated Condensed Statements of Operations
              Thirteen and Twenty-Six weeks ended July 1, 2001
              and July 2, 2000 (Unaudited) .......................... ........3

              Consolidated Condensed Balance Sheets
              July 1, 2001 and July 2, 2000 (Unaudited)
              and December 31, 2000................................. .........4

              Consolidated Condensed Statements of Cash Flows
              Twenty-Six weeks ended July 1, 2001 and
              July 2, 2000 (Unaudited) ............................ ..........5

              Notes to Consolidated Condensed Financial Statements
              (Unaudited)......................................... ...........6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations...... ...........17

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk  .........................................................25


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................26
Item 4.       Submission of Matters to a Vote of Security Holders............26
Item 5.       Other Information..............................................26
Item 6.       Exhibits and Reports on Form 8-K...............................27

Item 1.                                              Part I
                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)

                                                             Thirteen         Thirteen        Twenty-Six      Twenty-Six
                                                           Weeks Ended      Weeks Ended      Weeks Ended      Weeks Ended
                                                           July 1, 2001     July 2, 2000     July 1, 2001    July 2, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                           (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)

Net Sales                                                    $ 135,214        $ 161,549        $ 282,749        $ 303,226
Cost of Goods Sold                                             136,213          141,957          272,215          266,533
                                                          ------------------------------------------------------------------
Gross Profit (Loss)                                               (999)          19,592           10,534           36,693
Selling and Administrative                                      11,801           12,753           23,263           26,179
Restructuring and Impairment of Assets                          19,739                -           19,739             (332)
                                                          ------------------------------------------------------------------
Income (Loss) from Operations                                  (32,539)           6,839          (32,468)          10,846
                                                          ------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                  89              272              213              642
   Interest expense                                             (4,836)          (4,826)          (9,474)          (9,497)
   Other expense                                                  (763)          (1,148)          (1,323)          (1,955)
                                                          ------------------------------------------------------------------
                                                                (5,510)          (5,702)         (10,584)         (10,810)
                                                          ------------------------------------------------------------------
Income (Loss) before Income Taxes (Benefit) and Equity
   in Earnings of Unconsolidated Affiliates                    (38,049)           1,137          (43,052)              36
Income Taxes (Benefit)                                         (11,361)             386          (13,112)              12
                                                          ------------------------------------------------------------------
Income (Loss) before Equity in Earnings of Unconsolidated
  Affiliates                                                   (26,688)             751          (29,940)              24
Equity in Earnings of Unconsolidated Affiliates                    223              775              572            1,225
                                                          ------------------------------------------------------------------
Net Income (Loss)                                            $ (26,465)       $   1,526        $ (29,368)       $   1,249
                                                          ------------------------------------------------------------------

Income (Loss) Available to Common Stockholders               $ (27,532)       $     431        $ (31,414)       $    (553)
                                                          ------------------------------------------------------------------

Earnings (Loss) per Share - Basic and Diluted                $   (1.08)       $    0.02        $   (1.23)       $   (0.02)
                                                          ------------------------------------------------------------------
Weighted-Average Common Shares Outstanding
   Basic                                                        25,557           25,432           25,537           25,428
                                                          ------------------------------------------------------------------
   Diluted                                                      25,557           25,648           25,537           25,428
                                                          ------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)

                                                                              July 1,          July 2,       December 31,
                                                                                2001             2000            2000
----------------------------------------------------------------------------------------------------------------------------
                                                                            (Unaudited)      (Unaudited)        (Note)

ASSETS
   Current Assets
     Cash                                                                     $   2,183        $   2,681        $   2,876
     Accounts receivable, less allowances of $5,000; 2000, $5,050                49,921           55,193           40,091
     Inventories                                                                 82,085          115,783          106,308
     Other current assets                                                         9,406            9,996            6,270
                                                                           -------------------------------------------------
      Total Current Asset Assets                                                143,595          183,653          155,545
   Investments in and Advances to Unconsolidated Affiliates                      52,989           50,277           56,265
   Other Assets                                                                  16,614           37,816           18,505
   Property, Plant and Equipment                                                172,600          210,483          192,901
                                                                           -------------------------------------------------
                                                                              $ 385,798        $ 482,229        $ 423,216
                                                                           -------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of long-term debt                                     $  83,495        $   2,932        $  73,495
     Accounts payable                                                            33,646           53,114           37,420
     Sundry accounts payable and accrued liabilities                             31,955           27,602           33,282
     Deferred income taxes                                                            -           12,406            9,434
                                                                           -------------------------------------------------
      Total Current Liabilities                                                 149,096           96,054          153,631
   Long-Term Debt                                                               106,357          185,120          108,582
   Deferred Income Taxes                                                         17,413           33,042           20,338
   Other Liabilities                                                             16,291           11,772           14,246

   Stockholders' Equity
     Class A preferred stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding 353,941 shares;
      2000, 357,700 shares and 335,340 shares                                    35,394           35,770           33,534
     Class B preferred stock - no par value; authorized
      5,000,000 shares                                                                -                -                -
     Common stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding 25,586,133 shares;
      2000, 25,490,660 shares and 25,522,211 shares                               2,559            2,549            2,552
     Capital in excess of par                                                    57,765           57,492           57,630
     Retained earnings                                                            9,205           69,118           42,512
     Deferred compensation - restricted stock                                       (26)            (171)             (40)
     Accumulated other comprehensive loss                                        (8,256)          (8,517)          (9,769)
                                                                           -------------------------------------------------
      Total Stockholders' Equity                                                 96,641          156,241          126,419
                                                                           -------------------------------------------------
                                                                              $ 385,798        $ 482,229        $ 423,216
                                                                           -------------------------------------------------

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                      CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                               (in thousands)

                                                                                              Twenty-Six      Twenty-Six
                                                                                             Weeks Ended      Weeks Ended
                                                                                             July 1, 2001    July 2, 2000
----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Unaudited)      (Unaudited)

CASH PROVIDED BY (USED IN) OPERATIONS                                                          $  (5,144)       $  21,487
                                                                                            --------------------------------

INVESTING
   Investments in and advances to unconsolidated affiliates                                       (1,740)          (2,237)
   Proceeds from sale of property, plant and equipment                                             3,034            2,306
   Capital expenditures                                                                           (2,980)          (2,128)
                                                                                            --------------------------------
     Cash used in investing                                                                       (1,686)          (2,059)
                                                                                            --------------------------------
FINANCING
   Decrease in checks issued in excess of deposits                                                (1,839)          (4,391)
   Principal borrowings (payments) on long-term debt                                               9,913          (11,000)
   Proceeds from issuance of common stock                                                            142               78
   Dividends paid - Class A Preferred                                                                  -              (62)
   Redemption of Class A Preferred stock                                                          (2,079)          (2,639)
                                                                                            --------------------------------
     Cash provided by (used in) financing                                                          6,137          (18,014)
                                                                                            --------------------------------
     Net change in cash                                                                             (693)           1,414

Cash at Beginning of Period                                                                        2,876            1,267
                                                                                            --------------------------------
Cash at End of Period                                                                          $   2,183        $   2,681
                                                                                            --------------------------------
Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                                                    $   9,132        $   9,514
                                                                                            --------------------------------
   Income taxes, net of refunds                                                                $     227        $    (220)
                                                                                            --------------------------------

Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                                                    $   3,881        $   2,845
                                                                                            --------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for July 1, 2001 and July 2, 2000 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at July l, 2001, July 2, 2000, and December 31, 2000, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended July 1, 2001 and July 2, 2000 and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature with the exception of entries related to Cone's Reinvention Plan (see Note 8, "Segment Information" and Note 11, "Restructuring and Impairment of Assets," to the Notes to Consolidated Condensed Financial Statements). The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2000.

Inventories are stated at the lower of cost or market. The last-in, first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at July 1, 2001 and July 2, 2000 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

As of July 1, 2001 and July 2, 2000, the total amount outstanding under the Accounts Receivable Facility was $51.6 million and $60.0 million, respectively. The table below summarizes certain cash flows received and paid under the securitization: (in thousands)

                                          Thirteen          Thirteen         Twenty-Six        Twenty-Six
                                        Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                           7/1/01            7/2/00            7/1/01            7/2/00
                                          --------          --------          --------          --------
Proceeds from
  securitizations                         $ 22,118          $ 25,210          $ 30,728          $ 34,533
Repayments on
  securitizations                          (23,549)          (23,576)          (37,702)          (36,490)
Daily yield paid                              (881)           (1,132)           (1,809)           (1,936)
Servicing fees paid                           (194)             (218)             (403)             (394)
Servicing fees received                        124               202               344               375


Note 3.  Inventories

(in thousands)                                                7/1/01          7/2/00            12/31/00
                                                             --------        --------           --------

Greige and finished goods                                   $  50,602       $  77,120          $  69,991
Work in process                                                 6,618           4,371              6,463
Raw materials                                                  14,648          22,199             18,717
Supplies and other                                             10,217          12,093             11,137
                                                              -------         -------            -------
                                                            $  82,085       $ 115,783          $ 106,308
                                                              -------         -------            -------

Note 4.  Long-Term Debt

(in thousands)                                                7/1/01          7/2/00            12/31/00
                                                             --------        --------           --------

Senior Note                                                 $  28,859       $  32,144          $  28,946
Revolving Credit Agreement                                     65,000          58,000             55,000
8-1/8% Debentures                                              95,993          97,908             98,131
                                                              -------         -------            -------
                                                              189,852         188,052            182,077
Less current maturities                                        83,495           2,932             73,495
                                                              -------         -------            -------
                                                            $ 106,357       $ 185,120          $ 108,582
                                                              -------         -------            -------

Cone adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001 (see Note 10, "Derivatives," to the Notes to Consolidated Condensed Financial Statements).

On June 28, 2001, the Revolving Credit Agreement was amended to extend the maturity date to November 7, 2001, and the Senior Note Agreement was amended to defer the principal payment, originally due August 7, 2001, to November 7, 2001.

Note 5.  Class A Preferred Stock

On February 8, 2001, Cone declared a 11.75% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2001. The dividend was charged to retained earnings in the amount of approximately $3.9 million. The 2002 dividend rate for Class A Preferred Stock is 12.0%, payable March 31, 2002.

Note 6.  Depreciation and Amortization

The following table presents depreciation and amortization included in the consolidated condensed statements of operations.

(in thousands)         Thirteen              Thirteen             Twenty-Six            Twenty-Six
                      Weeks Ended           Weeks Ended           Weeks Ended           Weeks Ended
                        7/1/01                7/2/00                7/1/01                7/2/00
                      -----------           -----------           -----------           ------------

Depreciation          $    5,437            $    5,721            $   10,993            $    11,687
Amortization                  30                   451                    61                    905
                           -----                 -----                ------                 ------
                      $    5,467            $    6,172            $   11,054            $    12,592
                           -----                 -----                ------                 ------

Note 7. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS").

(in thousands, except                                               Thirteen             Thirteen
  per share data)                                                 Weeks Ended           Weeks Ended
                                                                     7/1/01               7/2/00
                                                                  -----------           ------------
Net income (loss)                                                 $  (26,465)           $     1,526
Preferred stock dividends                                             (1,067)                (1,095)
                                                                     -------                -------

Basic EPS - income (loss) available to
  common stockholders                                                (27,532)                   431
Effect of dilutive securities                                              -                      -
                                                                     -------                 -------
Diluted EPS - income (loss) available to
  common stockholders after assumed
  conversions                                                     $  (27,532)           $       431
                                                                     -------                --------

Determination of shares:
Weighted-average shares                                               25,572                 25,487
Contingently issuable (unvested
  restricted shares)                                                     (15)                   (55)
                                                                      -------                -------

Basic EPS - weighted-average shares                                   25,557                 25,432
Effect of dilutive securities                                              -                    216
                                                                      -------                --------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                    25,557                 25,648
                                                                      -------                -------

Earnings (loss) per share -
  basic and diluted                                               $    (1.08)           $      0.02
                                                                      -------                -------

The following table sets forth the computation of basic and diluted loss per share ("EPS").

(in thousands, except                                               Twenty-Six             Twenty-Six
  per share data)                                                  Weeks Ended            Weeks Ended
                                                                      7/1/01                 7/2/00
                                                                   -----------            -----------

Net income (loss)                                                 $  (29,368)           $     1,249
Preferred stock dividends                                             (2,046)                (1,802)
                                                                      -------                -------

Basic EPS - loss available to
  common stockholders                                                (31,414)                  (553)
Effect of dilutive securities                                              -                      -
                                                                      -------                -------
Diluted EPS - loss available to
  common stockholders after assumed
  conversions                                                     $  (31,414)           $      (553)
                                                                      -------                -------

Determination of shares:
Weighted-average shares                                               25,552                 25,483
Contingently issuable (unvested
  restricted shares)                                                     (15)                   (55)
                                                                      -------                -------

Basic EPS - weighted-average shares                                   25,537                 25,428
Effect of dilutive securities                                              -                      -
                                                                      -------                -------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                    25,537                 25,428
                                                                      -------                -------

Loss per share -
  basic and diluted                                               $    (1.23)           $     (0.02)
                                                                      -------                -------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the twenty-six weeks ended July 1, 2001 and July 2, 2000 were approximately 23,000 and 80,000, respectively, but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Note 8.  Segment Information

Cone has four principal business segments which are based upon organizational structure: 1) denim; 2) khaki; 3) commission finishing; and 4) decorative fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim segment. Restructuring and impairment of asset expenses, inventory charges and facility consolidation charges under Cone's Reinvention Plan, unallocated expenses, interest and income taxes (benefit) are not included in segment operating income (loss).

Net sales and income (loss) from operations for Cone's operating segments are as follows:

(in thousands)                                                        Thirteen                Thirteen
                                                                     Weeks Ended             Weeks Ended
                                                                       7/1/01                  7/2/00
                                                                     -----------             -----------
Net Sales
Denim                                                                 $  97,475               $ 110,346
Khaki                                                                     7,564                  11,649
Commission Finishing                                                     17,968                  23,646
Decorative Fabrics                                                       15,849                  19,973
Other                                                                        89                     361
                                                                        -------                 -------
                                                                        138,945                 165,975
Less Intersegment Sales                                                   3,731                   4,426
                                                                        -------                 -------
                                                                      $ 135,214               $ 161,549
                                                                        -------                 -------

Income (Loss) from Operations
Denim                                                                 $   3,402               $   9,782
Khaki                                                                      (604)                 (1,101)
Commission Finishing                                                        885                      57
Decorative Fabrics                                                       (1,256)                   (292)
Other                                                                        13                     (20)
Unallocated Expenses                                                     (1,137)                   (812)
                                                                        -------                 -------
                                                                          1,303                   7,614
Reinvention Plan - Inventory Charges and
  Facility Consolidation Charges                                        (13,880)                      -
Restructuring and Impairment of Assets                                  (19,739)                      -
                                                                        -------                 -------
                                                                        (32,316)                  7,614
Less Equity in Earnings of
  Unconsolidated Affiliates                                                 223                     775
                                                                        -------                 -------
                                                                        (32,539)                  6,839
Other Expense, Net                                                       (5,510)                 (5,702)
                                                                        -------                 -------

Income (Loss) before Income Taxes (Benefit)
  and Equity in Earnings of
  Unconsolidated Affiliates                                           $ (38,049)              $   1,137
                                                                        -------                 -------


(in thousands)                                                        Twenty-Six              Twenty-Six
                                                                     Weeks Ended             Weeks Ended
                                                                       7/1/01                  7/2/00
                                                                     -----------             -----------
Net Sales
Denim                                                                 $ 203,625               $ 205,478
Khaki                                                                    16,740                  20,779
Commission Finishing                                                     37,317                  44,449
Decorative Fabrics                                                       32,685                  39,522
Other                                                                       208                     654
                                                                        -------                 -------
                                                                        290,575                 310,882
Less Intersegment Sales                                                   7,826                   7,656
                                                                        -------                 -------
                                                                      $ 282,749               $ 303,226
                                                                        -------                 -------

Income (Loss) from Operations
Denim                                                                 $   8,450               $  16,678
Khaki                                                                    (2,443)                 (2,661)
Commission Finishing                                                        272                    (782)
Decorative Fabrics                                                       (2,619)                   (508)
Other                                                                       (67)                    612
Unallocated Expenses                                                     (1,870)                 (1,600)
                                                                        -------                 -------
                                                                          1,723                  11,739
Reinvention Plan - Inventory Charges and
  Facility Consolidation Charges                                        (13,880)                      -
Restructuring and Impairment of Assets                                  (19,739)                    332
                                                                        -------                 -------
                                                                        (31,896)                 12,071
Less Equity in Earnings of
  Unconsolidated Affiliates                                                 572                   1,225
                                                                        -------                 -------
                                                                        (32,468)                 10,846
Other Expense, Net                                                      (10,584)                (10,810)
                                                                        -------                 -------

Income (Loss) before Income Taxes (Benefit)
  and Equity in Earnings of
  Unconsolidated Affiliates                                           $ (43,052)              $      36
                                                                        -------                 -------

Inventory writedowns by segment recorded in the second quarter of 2001 in connection with Cone's Reinvention Plan were as follows: (in thousands)

         Denim                                        $  3,770
         Khaki                                           4,238
         Decorative Fabrics                              2,957
         Other                                           1,915
                                                      --------
                                                      $ 12,880
                                                      --------

Cone previously reported Denim and Khaki as a single business segment. However, based on the way management allocates resources and assesses performance and after implementation of the Reinvention Plan, Cone determined that the Denim and Khaki segments should be separately identified as operating segments for reporting purposes and has presented them separately for the current quarter. The following segment information is presented as if the "Denim and Khaki" segment had been broken out separately into the "Denim" and "Khaki" components in the prior year consolidated financial statements as filed on Form 10-K. In addition, identifiable assets have been presented for the prior years to reflect the separate presentation of the Denim and Khaki segments.

(in thousands)                                                  Net Sales
                                       -------------------------------------------------------------
       For the Quarter Ending                 Denim                Khaki               Total
-------------------------------------- -------------------- -------------------- -------------------
April 2, 2000                               $  95,132            $   9,130           $ 104,262
July 2, 2000                                  110,346               11,649             121,995
October 1, 2000                               120,258               12,039             132,297
December 31, 2000                             108,873                8,032             116,905
                                            ---------            ---------           ---------
  Total 2000                                $ 434,609            $  40,850           $ 475,459
                                            ---------            ---------           ---------

April 4, 1999                               $ 104,849            $   7,786           $ 112,635
July 4, 1999                                  116,809               10,429             127,238
October 3, 1999                                99,382                9,111             108,493
January 2, 2000                                87,880               12,234             100,114
                                            ---------            ---------           ---------
  Total 1999                                $ 408,920            $  39,560           $ 448,480
                                            ---------            ---------           ---------

March 29, 1998                              $ 130,046            $  11,708           $ 141,754
June 28, 1998                                 134,232               12,127             146,359
September 27, 1998                            134,622               10,155             144,777
January 3, 1999                               103,483                8,640             112,123
                                            ---------            ---------           ---------
  Total 1998                                $ 502,383            $  42,630           $ 545,013
                                            ---------            ---------           ---------

(in thousands)                                          Operating Income (Loss)
                                       -----------------------------------------------------------
       For the Quarter Ending                 Denim                Khaki               Total
-------------------------------------- ------------------- ------------------- -------------------
April 2, 2000                               $   6,896            $ (1,560)           $   5,336
July 2, 2000                                    9,782              (1,101)               8,681
October 1, 2000                                10,324                (234)              10,090
December 31, 2000                               8,179                (850)               7,329
                                            ---------            --------            ---------
  Total 2000                                $  35,181            $ (3,745)           $  31,436
                                            ---------            --------            ---------

April 4, 1999                               $   9,233            $     83            $   9,316
July 4, 1999                                   11,441              (4,190)               7,251
October 3, 1999                                 5,668              (3,288)               2,380
January 2, 2000                                   293              (1,632)              (1,339)
                                            ---------            --------            ---------
  Total 1999                                $  26,635            $ (9,027)           $  17,608
                                            ---------            --------            ---------

March 29, 1998                              $  15,445            $ (1,593)           $  13,852
June 28, 1998                                  16,287              (1,407)              14,880
September 27, 1998                             17,151              (1,228)              15,923
January 3, 1999                                10,688              (3,167)               7,521
                                            ---------            --------            ---------
  Total 1998                                $  59,571            $ (7,395)           $  52,176
                                            ---------            ---------           ---------


(in thousands)                             As of 7/1/01             2000                1999                1998
                                       ------------------- ------------------- ------------------- --------------------
Identifiable Assets
 Denim                                      $ 268,926            $ 274,584           $ 274,882           $ 283,759
 Khaki                                         11,037               26,760              20,125              18,412
 Commission Finishing                          51,905               53,949              95,213              99,433
 Decorative Fabrics                            37,650               49,941              49,741              42,164
 Yarn-Dyed Products                                 -                  288              16,533              29,902
 Other                                         16,280               17,694              16,303              14,847
                                            ---------             --------           ---------           ---------
                                            $ 385,798            $ 423,216           $ 472,797           $ 488,517
                                            ---------            ---------           ---------           ---------

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

(in thousands)                Thirteen            Thirteen           Twenty-Six         Twenty-Six
                             Weeks Ended         Weeks Ended         Weeks Ended        Weeks Ended
                                7/1/01              7/2/00              7/1/01             7/2/00
                             -----------         -----------         -----------        ------------
Net income (loss)             $(26,465)           $  1,526            $(29,368)          $  1,249
Other comprehensive
  income, cotton
  derivatives gains                550                   -               1,513                  -
                               -------             -------             -------            -------
                              $(25,915)           $  1,526            $(27,855)          $  1,249
                               -------             -------             -------            -------

Cotton derivatives gains reflected above in other comprehensive income (loss) will be recognized in results of operations over the next twelve months.

Note 10.  Derivatives

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone has determined that its interest rate swap agreement is an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, will be amortized to results of operations over the period to debt maturity. Cone recognized approximately $0.2 million and $0.4 million in expense related to amortization of this adjustment to the carrying value of debt for the thirteen and twenty-six weeks ended July 1, 2001, respectively, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition will be recorded in the statements of operations in the period of change. For the thirteen and twenty-six weeks ended July 1, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $0.3 million and $0.8 million respectively, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. As of July 1, 2001, the interest rate swap had an estimated fair market value of $1.9 million and was recorded in other long-term liabilities on the Consolidated Condensed Balance Sheet.

Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and twenty-six weeks ended July 1, 2001, was immaterial.

For the thirteen and twenty-six weeks ended July 1, 2001, Cone recorded in other comprehensive income cotton derivative gains of approximately $0.8 million and

$2.3 million, respectively, net of deferred taxes of $0.3 million and $0.8 million, respectively, (see Note 9, "Comprehensive Income (Loss)" to the Notes to Consolidated Condensed Financial Statements).


Note 11.  Restructuring and Impairment of Assets

In recent years, Cone has undertaken a number of restructuring activities to concentrate on businesses in which it has a leadership position, to redeploy human and capital resources to those core businesses, and to lower manufacturing costs.

During the second quarter of fiscal year 2001, Cone implemented its Reinvention Plan that included the consolidation of two manufacturing facilities into one, and the downsizing of sales and administrative staffs to reduce overhead expenses. The Reinvention Plan was an entire reassessment of Cone's businesses, and impairments related to certain inventory and property and equipment occurred because these assets were determined to be non-core assets, which are to be disposed of expeditiously to produce cash. Inventory was written down to its estimated net realizable value. Property and equipment that have been sold, or are held for sale at July 1, 2001, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house engineering and purchasing appraisals, surveys with used equipment dealers, current price for new equipment and analysis of whether the equipment would be used internally, sold or abandoned. As of July 1, 2001, property and equipment held for sale by segment were: (in thousands)

         Denim                                                   $      1,539
         Commission Finishing                                           4,710
         Yarn-Dyed Products                                             5,852
         Other                                                             33
                                                                      -------
                                                                 $     12,134
                                                                      -------

Depreciation expense on property, plant and equipment classified as "held for sale" prior to being classified as such was $0.4 million for the twenty-six weeks ended July 1, 2001.

Cone is actively marketing the affected property and equipment currently available for sale and will pursue the most expedient manner of effecting the sale or disposition of such assets. However, the actual timing of the disposition of these assets may vary due to market conditions. No depreciation expense for these impaired assets subsequent to classification as held for sale is included in the operating results for the periods presented.

The restructuring and impairment charges, before income taxes, were $19.1 million for the second quarter 2001, and related primarily to the Denim and Khaki segments. Included in these restructuring and impairment charges were non-cash charges for the impairment of property and equipment totaling $9.3 million. Restructuring charges related to terminal leave pay and benefits for salaried employees totaled $3.3 million. The restructuring initiatives resulted in the reduction of the workforce by approximately 575 employees, primarily at Cone's corporate office and the Rutherford County facilities. Cone's salaried defined benefit pension plans were frozen as of July 1, 2001, in regards to the accrual for future benefits. Cone recognized a net pension curtailment loss of $0.9 million related to its defined benefit pension plans for salaried employees.

In addition, Cone recognized non-cash impairment charges related to certain of its unconsolidated affiliates, Ashima and CIPSA, totaling $2.4 million and $3.2 million, respectively.

A roll-forward of the activity related to Cone's restructuring charges for the twenty-six weeks ended July 1, 2001 and July 2, 2000 follows:

                                              Corporate &
                                                Textile        Salisbury &
                                                Products       Yarn Dyed
                                                 Group          Products        Carlisle       Raytex     Total
                                              -----------     -----------       --------       ------   ---------

Balance, December 31, 2000                      $      -        $      -        $     -       $   964    $    964

Additions:
Terminal leave and related benefits                3,335               -              -             -       3,335
Consulting and legal fees                            600               -              -             -         600
Pension curtailment*                                 888               -              -             -         888
                                                  ------           -----          -----         -----      ------
                                                   4,823               -              -             -       4,823
                                                  ------           -----          -----         -----      ------

Deductions:
Terminal leave and related benefits                 (216)              -              -          (735)       (951)
Consulting and legal fees                           (233)              -              -             -        (233)
Pension curtailment*                                (888)              -              -             -        (888)
                                                  ------           -----          -----         -----      ------
                                                  (1,337)              -              -          (735)     (2,072)
                                                  ------           -----          -----         -----      ------

Balance, July 1, 2001                           $  3,486         $     -       $      -       $   229    $  3,715
                                                  ------           -----          -----         -----      ------


Balance, January 2, 2000                        $    718         $   191       $    939       $     -    $  1,848

Deductions:
Terminal leave and related benefits                 (718)           (191)          (849)            -      (1,758)
                                                   ------          -----          -----         -----      ------

Balance, July 2, 2000                           $      -         $     -       $     90       $     -    $     90
                                                  ------           -----          -----         -----      ------

*Items expensed as incurred.

Note 12. Income Tax Benefits

The effective tax rate used for the twenty-six weeks ended July 1, 2001, differs from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets. The effective tax rate used for the twenty-six weeks ended July 2, 2000 was 34%.

Item 2.

                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW (REINVENTION PLAN)

The market environment in which Cone operates is extremely difficult. The relative strength of the U.S. dollar, weakness in consumer spending and pullback in business investment has pushed the U.S. manufacturing sector into a recession. Textiles in particular have been affected adversely by the relative strength of the U.S. dollar in comparison to the currencies of many Asian countries. The currency effect, global oversupply of apparel and textiles and the slowing in consumer spending have resulted in extreme volume and pricing pressures for Cone's products. These conditions are expected to continue well into the third quarter of 2001. Demand for Cone's products may improve later in 2001 if efforts by the U.S. government to stimulate the economy are successful. In 2001, the Federal Reserve has reduced interest rates by 275 basis points and Congress has passed a tax reduction act that will produce refund checks of $300
- $600 to be distributed July through September of 2001. However, there is no guarantee that these actions will stimulate the demand for Cone's products.

In response to these economic conditions, on May 24, 2001, Cone announced the initiation of its "Reinvention Plan". The objectives of the Reinvention Plan are to 1) produce $30 - $40 million in annual cost savings or improvement in operating results of under-performing businesses, and 2) actively market non-core assets including idle plants, property, equipment and excess inventories with a cash generation target of $15 - $25 million over eighteen months.

The Reinvention Plan has four components: 1) workforce reductions; 2) employee pay and benefit practices; 3) streamlining of Cone's business practices, which includes a broad range of items from maintenance scheduling to vendor sourcing practices, to the consolidation of denim operations to efficiently reduce U.S. capacity; and 4) improving the performance of the khaki and decorative fabric businesses.

To date the implementation of the Reinvention Plan has resulted in the reduction of the workforce by approximately 575 employees, primarily at Cone's corporate office and the Rutherford County facilities, curtailment in salaried defined benefit pension plans, changes in business practices and the announced consolidation of the Haynes and Florence denim facilities. Cone has enacted initiatives to date that are expected to yield $25 - $28 million per year in cost reductions or loss avoidance. For 2002, Cone has targeted additional initiatives that are expected to yield an additional $2 - $4 million in savings. The balance of the targeted savings relates to improving the results of the khaki and decorative fabrics segments. To date, no top-line improvement in the khaki and home decorative segments can be quantified; however, management will continue to focus its attention on these operations.

In conjunction with the Reinvention Plan, Cone recorded a pre-tax charge of $33.6 million. The charge was primarily non-cash in nature relating to writedowns of inventories and impairment charges for noncurrent assets. Approximately $5 million of the charge will require the use of cash primarily for termination benefits and operating variances during the consolidation of the Haynes and Florence facilities. During the second quarter of 2001, Cone recognized actual savings of less than $0.3 million from the Reinvention Plan initiatives. Cone expects to realize greater benefits in future fiscal quarters.


RESULTS OF OPERATIONS

Second Quarter Ended July 1, 2001 Compared with Second Quarter Ended July 2,
2000
--------------------------------------------------------------------------------

For the second quarter of 2001, Cone had sales of $135.2 million, a decrease of 16.3% over sales of $161.5 million for the second quarter of 2000. The decrease was due to lower sales across all segments. Excluding the Raytex finishing operation, which was closed in the first quarter of 2001, sales from ongoing operations were down 13.3% in the second quarter of 2001, as compared to the second quarter of 2000.

Cone had a gross loss of $1.0 million for the second quarter of 2001, as compared to a gross profit of $19.6 million for the second quarter of 2000. The decline was primarily due to inventory writedowns and facility consolidation charges related to Cone's Reinvention Plan. Excluding these charges, Cone had a gross profit for the second quarter of 2001 of $12.9 million or 9.5% of net sales. The decline from the second quarter of 2000 to the same period of 2001 before charges related to Cone's Reinvention Plan was primarily due to lower sales volume, pricing pressures and curtailed manufacturing operating schedules.

Segment Information. Cone has four principal business segments: 1) denim; 2) khaki; 3) commission finishing; and 4) decorative fabrics. (See Note 8 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.) Cone has formerly reported three principal business segments: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. Based upon the way Cone allocates resources and assesses performance and after implementation of the Reinvention Plan, Cone will now report denim and khaki as separate business segments.

         Denim. Denim segment sales revenues for the second quarter of 2001 were $97.5 million, down 11.7% from the second quarter of 2000 sales of $110.3 million. Sales yards were 12.4% lower, as compared with the second quarter of 2000. Revenues were affected negatively by lower volume for the second quarter of 2001, as compared to the 2000 quarter. Operating income for the denim segment was $3.4 million, or 3.5% of sales for the most recent quarter, as compared with $9.8 million, or 8.9% of sales for the second quarter of 2000. Futures for cotton, Cone's major raw material, have declined throughout the year from $.60 per pound on January 2, 2001 to $.43 per pound on June 29, 2001, but, because of Cone's practices of buying cotton forward, Cone does not expect to benefit from reduced cotton costs before the first quarter of 2002. Cone had previously expected to realize these benefits in the fourth quarter of 2001, but the benefits have been delayed due to lower than expected production volumes. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which was down from the second quarter of 2000 because of lower sales at Parras Cone in the second quarter of 2001.

         Khaki. Khaki segment sales revenues for the second quarter of 2001 were $7.6 million, down 35.1% from the second quarter of 2000 sales of $11.6 million. Sales yards were 43.5% lower, as compared with the second quarter of 2000. Revenues were negatively affected due to streamlining Cone's product offering, as compared to the 2000 quarter. The khaki segment had an operating loss of $0.6 million or 8.0% of sales for the most recent quarter, as compared with a loss of $1.1 million or 9.5% of sales for the second quarter of 2000.

         Commission Finishing. Outside sales of the commission finishing segment were $14.2 million for the second quarter of 2001, down 25.9% from the second quarter of 2000. Outside sales of the commission finishing segment, excluding Raytex, increased 3.6% for the second quarter of 2001, as compared with the prior year, primarily driven by market consolidation. For the second quarter of 2001, the segment had operating income of $0.9 million, as compared with income of $0.1 million for the second quarter of 2000.

         Decorative Fabrics. For the second quarter of 2001, sales of the decorative fabrics segment were $15.8 million, down 20.6% from sales of $20.0 million for the same quarter of the previous year because of weak furniture market conditions. Both the jacquard and converting operations were negatively impacted. The decorative fabrics segment had an operating loss of $1.3 million in the second quarter of 2001, as compared with a loss of $0.3 million for the second quarter of 2000.

Selling and administrative expenses for the second quarter of 2001 were $11.8 million, as compared with $12.8 million, in the second quarter of 2000. The lower expenses in the second quarter of 2001 were because of lower staffing levels and lower headquarters rental expense.

Interest expense for the second quarter of 2001 was $4.8 million, as compared with $4.8 million for the second quarter of 2000. Other expenses of $0.8 million in the second quarter of 2001 included the ongoing expense of the accounts receivable securitization program, amortization of the transition amount related to recording the interest rate swap and the valuation adjustment of the interest rate swap derivative instrument.

In the second quarter of 2001, the income tax benefit as a percent of taxable loss was 30%. The effective tax rate used for the thirteen weeks ended July 1, 2001, differs from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets. The effective tax rate used for the thirteen weeks ended July 2, 2000 was 34%.

Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.2 million for the second quarter of 2001, as compared with $0.8 million for the second quarter of 2000, primarily due to decreased sales volume.

For the second quarter of 2001, Cone had a net loss of $26.5 million, or $1.08 per share after preferred dividends. Included in the net loss were after-tax charges of $23.8 million of impairment and restructuring charges and inventory writedowns and facility consolidation charges related to the Reinvention Plan, or $0.93 per share. For comparison, for the second quarter of 2000, Cone reported net income of $1.5 million, or $0.02 per share after preferred dividends.


Six Months Ended July 1, 2001 Compared with Six Months Ended July 2, 2000
-------------------------------------------------------------------------

For the first six months of 2001, Cone had sales of $282.7 million, a decrease of 6.8% over sales of $303.2 million for the first six months of 2000. The decrease was due to lower sales across all segments. Excluding the Raytex finishing operation, which was closed in the first quarter of 2001, sales from ongoing operations were down 4.2% in the first six months of 2001, as compared to the year-ago period.

Gross profit for the first six months of 2001 was $10.5 million or 3.7% of sales, as compared to $36.7 million or 12.1% for the first six months of 2000. The decline was primarily due to inventory writedowns and facility consolidation charges related to Cone's Reinvention Plan. Excluding these charges, Cone had a gross profit in the first six months of 2001 of $24.4 million or 8.6% compared with year-ago levels. The decline from the six months ended of 2000 to the same period of 2001 before charges related to Cone's Reinvention Plan was primarily due to lower sales volume, pricing pressures and curtailed manufacturing operating schedules.

This decline was primarily due to lower sales volume, pricing pressures and curtailed manufacturing operating schedules.

Segment Information. Cone has four principal business segments: 1) denim; 2) khaki; 3) commission finishing; and 4) decorative fabrics. (See Note 8 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.) Cone has formerly reported three principal business segments: 1) denim and khaki; 2) commission finishing; and 3) decorative fabrics. Based upon the way Cone allocates resources and assesses performance and after implementation of the Reinvention Plan, Cone will now report denim and khaki as separate business segments.

         Denim. Denim segment sales revenues for the first six months of 2001 were $203.6 million, down 0.9% from the first six months of 2000 sales of $205.5 million. Sales yards were 3.4% lower, as compared with the first six months of 2000. Revenues were negatively affected by lower volume, as compared to the 2000 period. Operating income for the denim segment was $8.5 million, or 4.1% of sales for the most recent six months, as compared with $16.7 million, or 8.1% of sales for the first six months of 2000. Futures for cotton, Cone's major raw material, have declined throughout the year from $.60 per pound on January 2, 2001 to $.43 per pound on June 29, 2001, but, because of Cone's practices of buying cotton forward, Cone does not expect to benefit from reduced cotton costs before the first quarter of 2002. Cone had previously expected to realize these benefits in the fourth quarter of 2001, but the benefits have been delayed due to lower than expected production volumes. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which were down from the first six months of 2000 because of lower sales at Parras Cone in the first six months of 2001.

         Khaki. Khaki segment sales revenues for the first six months of 2001 were $16.7 million, down 19.4% from the first six months of 2000 sales of $20.8 million. Sales yards were 26.3% lower, as compared with the first six months of 2000. Revenues were negatively affected due to streamlining Cone's product offering, as compared to the 2000 period. The khaki segment had an operating loss of $2.4 million or 14.6% of sales for the most recent six months, as compared with a loss of $2.7 million or 12.8% of sales for the first six months of 2000.

         Commission Finishing. Outside sales of the commission finishing segment were $29.5 million for the first six months of 2001, down 19.8% from the first six months of 2000. Outside sales of the commission finishing segment, excluding Raytex, increased for the first six months of 2001, as compared with the prior year-ago period and was primarily driven by market consolidation. For the first six months of 2001, the segment had operating income of $0.3 million, as compared with a loss of $0.8 million for the first six months of 2000.

         Decorative Fabrics. For the first six months of 2001, sales of the decorative fabrics segment were $32.7 million, down 17.3% from sales of $39.5 million for the same period of the previous year because of weak furniture market conditions. Both the jacquard and converting operations were negatively impacted. The decorative fabrics segment had an operating loss of $2.6 million in the first six months of 2001, as compared with a loss of $0.5 million for the first six months of 2000.

Selling and administrative expenses for the first six months of 2001 were $23.3 million, as compared with $26.2 million, in the first six months of 2000. The lower expenses in the first six months of 2001 were because of lower staffing levels, lower headquarters rental expense and a reduction in related expenses as a result of Cone's exit from its Ashima alliance.

Interest expense for the first six months of 2001 was $9.5 million, as compared with $9.5 million for the first six months of 2000. Other expenses of $1.3 million in the first six months of 2001 included the ongoing expense of the accounts receivable securitization program, amortization of the transition amount related to recording the interest rate swap and the valuation adjustment of the interest rate swap derivative instrument.

In the first six months of 2001, the income tax benefit as a percent of taxable loss was 30%. The effective tax rate used for the six months ended July 1, 2001, differs from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets. The effective tax rate used for the six months ended July 2, 2000 was 34%.

Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.8 million for the first six months of 2001, as compared with $1.2 million for the first six months of 2000, primarily due to decreased sales.

For the first six months of 2001, Cone had a net loss of $29.4 million, or $1.23 per share after preferred dividends. Included in the net loss were after-tax charges of $23.8 million of impairment and restructuring charges and inventory writedowns and facility consolidation charges related to the Reinvention Plan, or $0.93 per share. For comparison, for the first six months of 2000, Cone reported net income of $1.2 million, or a loss of $0.02 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cone's principal long-term capital components consist of debt outstanding under its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, a $73 million Revolving Credit Facility ("Revolving Credit Facility") of which $8 million was available on July 1, 2001, and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement").

During the first six months of 2001, Cone used cash in operations of $5.1 million, as compared with cash provided by operations of $21.5 million in the first six months of 2000. Other sources of cash flow included $3.0 million in proceeds from sales of property and equipment for the first six months of 2001, as compared with $2.3 million in the first six months of 2000. Uses of cash in the first six months of 2001 included $3.0 million for capital expenditures and $1.7 million of advances to the joint venture industrial park in Tamaulipas, Mexico.

Financing agreements of Cone prohibit Cone from paying dividends on its Common Stock.

The following is a summary of the Company's primary financing agreements as of July 1, 2001.


($ Amounts in Millions)               Facility             Amount            Interest/           Maturity
  Financing Agreement                Commitment         Outstanding        Discount Rate           Date
-----------------------              ----------         -----------        -------------         --------

8-1/8% Debenture                      $100.0              $100.0              8.125%          Mar 15, 2005
Senior Note                             28.9                28.9             11.700           Aug 13, 2002
Revolving Credit                        72.8                65.0              8.271           Nov  7, 2001
Receivables Agreement                   60.0                51.6              6.270           Sept 1, 2004


Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, by November 2001, Cone must either refinance or replace the Revolving Credit Facility and make a scheduled principal reduction of $18.5 million on its Senior Note. Cone has received a 90-day extension on the original maturity date of August 7, 2001 for its Revolving Credit Facility and the scheduled payment under its Senior Note Agreement. While management believes that it will be able to obtain the appropriate financing, there is no assurance that Cone will be able to replace its Revolving Credit Facility and defer its Senior Note payment or otherwise obtain financing on terms and conditions acceptable to Cone and make the scheduled November 7, 2001 Senior Note principal payment. Along with its strategic advisor, J.P. Morgan, Cone is in the process of exploring its alternatives related to financing its business in both the U.S. and Mexico. Cone is currently assisting to raise financing for the planned Parras Cone expansion, which will increase production capacity by approximately 10 million yards and will require approximately $18 million in financing. Cone believes that Parras

Cone will be able to raise these funds during 2001 based upon the strength of Parras Cone's financial position.

On July 1, 2001, Cone's long-term capital structure consisted of $189.9 million of long-term debt (including current maturities) and $96.6 million of stockholders' equity. For comparison, on July 2, 2000, Cone had $188.1 million of long-term debt (including current maturities) and $156.2 million of stockholders' equity.

Accounts receivable on July 1, 2001, were $49.9 million, as compared with $55.2 million at July 2, 2000. Receivables, including those sold pursuant to the Receivables Agreement, represented 69 days of sales outstanding at July 1, 2001 and 67 days at July 2, 2000.

Inventories on July 1, 2001, were $82.1 million, down $33.7 million from $115.8 million at July 2, 2000. This reduction is due primarily to lower inventory quantities and to writedowns taken as part of Cone's Reinvention Plan.

For the first six months of 2001, domestic capital spending was $3.0 million compared to $2.1 million for the 2000 period. Domestic capital spending in 2001 is expected to be approximately $7-8 million.



OTHER MATTERS

EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by Cone as follows (in thousands):


                                                     Twenty-Six Weeks Ended
                                                   7/1/01              7/2/00
                                                   ------              ------
         Income (loss) from operations           $ (32,468)           $ 10,846
         Depreciation and amortization              11,054              12,592
         Reinvention Plan - inventory charges
          and facility consolidation charges)      (13,880)                  -
         Restructuring and impairment charges       19,739                (332)
                                                  --------            --------
         EBITDA                                  $  12,205            $ 23,106
                                                  --------            --------

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

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of July 1, 2001, no significant litigation existed.

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, and
         (vii) Cone's inability to continue the cost savings associated with its Reinvention Plan. For a further description of these risks see Cone's 2000 Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 31, 2000.

                                     PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of July 1, 2001, no significant litigation exists.


Item 4.  Submission of Matters to a Vote of Security Holders

Cone Mills Corporation's Annual Meeting of Shareholders was held May 8, 2001. The proposals voted upon and the results of the voting were as follows:

                                                                  Abstentions
                                                   Against/     (Includes Broker
                                     For           Withheld         Non-Votes)
                                  ---------        ----------    ---------------

1.       Election of four class III directors for a three-year term:

         Doris R. Bray           21,058,167        2,571,806              0
         Marc H. Kozberg         21,147,880        2,482,092              0
         Dewey L. Trogdon        21,061,264        2,568,708              0
         Cyrus C. Wilson         21,190,050        2,439,922              0

2.       Approval of 2001 Stock Incentive Plan

                                 10,341,577        4,139,826      9,148,569

3. Ratification of the appointment of McGladrey & Pullen, LLP, as independent auditors for the Corporation for the current year:

                                 23,477,757           49,474        102,741


Item 5.  Other Information

Notice of a matter to be presented by a shareholder for consideration at the 2002 annual meeting other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company prior to February 13, 2002. Failure to give timely notice will result in the proxy statement relating to the meeting not including information on the matter or the manner in which management's proxies will vote on the matter and the proxies received by management will have discretionary authority to vote on such matter.

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

2.3.7 Seventh Amendment to Securitization Agreement dated as of April 23, 2001 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation.

2.3.8 Eighth Amendment to Securitization Agreement dated as of July 10, 2001 by and between Cone Receivables II LLC, The Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation.

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

*3.1            Restated Articles of Incorporation of the
                Registrant effective August 25, 1993, filed as

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

4.2.16 Amendment of 1992 Note Agreement and Waiver dated as of April 23, 2001, by and among the Registrant and The Prudential Insurance Company of America.

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

4.2.17          Amendment of 1992 Note Agreement dated as of
                June 28, 2001, by and among the Registrant and The Prudential Insurance Company of America.

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

4.3.3 Waiver and Amendment No. 3 to Credit Agreement dated as of April 23, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender, and the Lenders
                Signatory Thereto

4.3.4 Amendment No. 4 to Credit Agreement dated as of June 28, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto

*4.4 Guaranty Agreement dated as of January 28, 2000, made by Cone Global Finance Corporation, CIPCO S.C., Inc. and Cone Foreign Trading
                LLC in favor of Bank of America, N.A.
                as Revolving Credit Agent for the Lenders,

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

*10.1.5 Fifth Amendment to Employees' Retirement Plan of Cone Mills Corporation dated December 4,

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

                1997, filed as Exhibit 10.1(e) to the Registrant's report on Form 10-K for the year ended December
                28, 1997.

10.1.6          Employees Retirement Plan of Cone Mills
                Corporation as amended and restated as of June 30, 2001.

*10.7 Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as Exhibit 10.2 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

10.7.1 Cone Mills Corporation SERP as amended and restated effective June 30, 2001.

*10.8 Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as Exhibit 10.3 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

10.8.1 Excess Benefit Plan of Cone Mills Corporation as amended and restated effective June 30, 2001.

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

*10.12          1992 Stock Option Plan of Registrant, filed as
                Exhibit 10.9 to the Registrant's report on Form
                10-K for the year ended December 29, 1991.

*10.12.1        Amended and Restated 1992 Stock Plan, filed as
                Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.13          Form of Incentive Stock Option Agreement under
                1992 Stock Option Plan, filed as Exhibit 10.10 to

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

10.15.1         Form of Incentive Stock Option Agreement under
                1992 Amended and Restated Stock Plan.

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

Exhibit                                                               Sequential
  No.           Description                                            Page No.
-------         -----------                                           ----------

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

*10.25.2 Assignment and Termination Agreement dated as of August 31, 2000, among Atlantic
                Financial Group, Ltd., Suntrust Bank, and the Registrant.

*10.26          2001 Stock Incentive Plan

10.26.1         Form of Incentive Stock Option Agreement
                under 2001 Stock Incentive Plan.
------------------------------------------------------------------
*Incorporated by reference to the statement or report indicated.


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


                                  CONE MILLS CORPORATION
                                  (Registrant)




Date: August 8, 2001              /s/ Gary L. Smith
     ---------------------        -----------------
                                  Gary L. Smith
                                  Executive Vice President and
                                  Chief Financial Officer