Form 10-K/A
period 2000-12-31
CONE MILLS CORP
filed 2001-11-01
CIK 23304

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

         Title of each class          Name of each exchange on which registered
Common Stock, $ .10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of March 13, 2001 (based on the closing price of $3.20 of the registrant's voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately: $ 79,738,045.

Number of shares of common stock outstanding as of March 13, 2001:
25,542,211 shares.

Documents incorporated by reference: Proxy Statement for Annual Meeting to be held May 8, 2001, Part III, Items 10, 11, 12 and 13 of this report.

         The undersigned registrant hereby amends the following item of its report on Form 10-K for the fiscal year ended December 31, 2000 by adding the following exhibits:


                                     PART IV


ITEM 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K


(a)(3)   Exhibits.  The following exhibits are filed with this amendment:

         Exhibit 23.2 Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705 and 33-67800) of their reports on the financial statements and schedules to be included in this Annual Report on Form 10-K.

         Exhibit 99.1  Financial Statements of Parras Cone de Mexico, S.A.
         de C.V.

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

*2.3.7 Seventh Amendment to Securitization Agreement dated as of April 23, 2001 by and between Cone
                Receivables II LLC, the Registrant,
                Cone Foreign Trading LLC, and General Electric
                Capital Corporation.

*2.3.8 Eighth Amendment to Securitization Agreement dated as of July 10, 2001 by and between Cone
                Receivables II LLC, The Registrant,
                Cone Foreign Trading LLC, and General Electric
                Capital Corporation.

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

*4.2.7 Letter Agreement dated as of March 30, 1996, between the Registrant and The Prudential Insurance Company of America,filed as Exhibit 4.3(g) to the Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*4.2.8 Letter Agreement dated as of January 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(h) to the Registrant's report on Form 10-K for the year ended December 29, 1996.

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

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

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

*4.2.16 Amendment of 1992 Note Agreement and Waiver dated as of April 23, 2001, by and among the Registrant and The Prudential
                Insurance Company of America.

*4.2.17         Amendment of 1992 Note Agreement dated as of
                June 28, 2001, by and among the Registrant and The Prudential Insurance Company of
                America.

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

*4.3.3 Waiver and Amendment No. 3 to Credit Agreement dated as of April 23, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender, and the Lenders
                Signatory Thereto

*4.3.4 Amendment No. 4 to Credit Agreement dated as of June 28, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto

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

*4.9            Deed of Trust, Security Agreement, Fixture
                Filing, Assignment of Leases and Rents and

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

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

*4.14.2         Second Amendment to the Cone Mills Corporation
                1983 ESOP dated December 5, 1995, filed as

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

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

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

*10.1.5         Fifth Amendment to Employees' Retirement
                Plan of Cone Mills Corporation dated
                December 4, 1997, filed as Exhibit 10.1(e) to the Registrant's report on Form 10-K for the year ended December 28, 1997.

*10.1.6         Employees Retirement Plan of Cone Mills
                Corporation as amended and restated as of June 30, 2001.

*10.7 Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as
                Exhibit 10.2 to the Registrant's
                report on Form 10-K for the year ended
                December 31, 1995.

*10.7.1 Cone Mills Corporation SERP as amended and restated effective June 30, 2001.

*10.8 Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as Exhibit 10.3 to the Registrant's report on Form 10-K for the year ended December 31, 1995.

*10.8.1 Excess Benefit Plan of Cone Mills Corporation as amended and restated effective June 30, 2001.

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

*10.12 1992 Stock Option Plan of Registrant, filed as Exhibit 10.9 to the Registrant's report on Form 10-K for the year ended December 29, 1991.

*10.12.1 Amended and Restated 1992 Stock Plan, filed as Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

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

*10.21          2000 Stock Compensation Plan for Non-Employee
                Directors of Registrant dated as of May 9, 2000,

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

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

*10.25.2 Assignment and Termination Agreement dated as of August 31, 2000, among Atlantic
                Financial Group, Ltd., Suntrust Bank, and the Registrant.

*10.26          2001 Stock Incentive Plan

*10.26.1 Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan.

*21             Subsidiaries of the Registrant.

*23.1           Consent of McGladrey & Pullen, LLP,
                Independent auditor, with respect to
                The incorporation by reference in the
                Registrant's Registration Statements
                On Form S-8 (Nos. 33-31977; 33-31979;
                33-51951; 33-51953; 33-53705 and 33-67800)
                of their reports on the
                consolidated financial statements
                and schedules included in this Annual
                Report on Form 10-K.

Exhibit                                                              Sequential
  No.           Description                                            Page No.
-------         -----------                                          ----------

23.2            Consent of Auditors of Parras Cone de Mexico,
                S.A. de C.V. with respect to the incorporation
                by reference in the  Registrant's
                Registration Statements on Form S-8
                (Nos. 33-31977; 33-31979; 33-51951; 33-51953;
                33-53705 and 33-67800) of
                their reports on the financial statements and
                schedules to be included in this Annual Report
                on Form 10-K.                                               19

99.1            Financial Statements of Parras Cone de Mexico,
                S.A. de C.V.                                                20

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



                             CONE MILLS CORPORATION
                                  (Registrant)





Date  November 1, 2001     /s/ Gary L. Smith
                               Gary L. Smith
                               Executive Vice President and
                               Chief Financial Officer

Exhibit 23.2


                    Consent of Independent Auditors


We consent to the incorporation by reference in the Registration Statement (Form S-8 Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705 and 33-67800)
pertaining to the 2001 Stock Incentive Plan of Cone Mills Corporation of our report dated March 15, 2001, with respect to the financial statements of Parras Cone de Mexico, S.A. de C.V. included in the Form 10-K/A for the year ended December 31, 2000.



Mancera, S.C.
Ernst & Young International



/s/C.P.C. Victor Soule Garcie
          C.P.C. Victor Soule Garcie



Monterrey, N.L.
October 24, 2001

Exhibit 99.1

Translation of financial statements originally issued in Spanish


                         Parras Cone de Mexico, S.A. de C.V.
                               (the Joint Venture)

                          Audited Financial Statements



                           December 31, 2000 and 1999
                       with Report of Independent Auditors

                         Report of Independent Auditors




Stockholders and Board of Directors
Parras Cone de Mexico, S.A. de C.V. (the Joint Venture)


We have audited the accompanying balance sheets of Parras Cone de Mexico, S.A. de C.V. (the Joint Venture) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Joint Venture's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America and in Mexico. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Parras Cone de Mexico, S.A. de C.V. (the Joint Venture) at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 10, the Company has restated the 1999 and 1998 financial statements to record an additional liability related to deferred profit sharing, in order to conform with accounting principles generally accepted in the United States of America.



                                                      Mancera, S.C.
                                               Ernst & Young International



                                                C.P.C. Victor Soule Garcia

Monterrey, N.L.
March 15, 2001

                       Parras Cone de Mexico, S.A. de C.V.

                                 Balance Sheets

                         (In thousands of U.S. dollars)



                                                          December 31
                                                   2000                    1999
                                         --------------------------------------
                                                                      (restated)
Assets
Currents assets:
Cash and cash equivalents                $        1,421         $         1,583
Accounts receivable:
  Trade                                             399                   8,781
  Related parties                                 9,979                   4,162
  Recoverable taxes                                 455                     404
  Other                                             555                      12
                                         --------------------------------------
                                                 11,388                  13,359

Inventories                                       8,917                  10,869
Prepaid expenses                                    213                     211
Deferred income tax                                   -                     363
                                         --------------------------------------
Total current assets                             21,939                  26,385

Notes receivable                                    132                     139

Property, plant and equipment, net               82,539                  87,062
                                         --------------------------------------

Total assets                             $      104,610         $       113,586
                                         ======================================

                       Parras Cone de Mexico, S.A. de C.V.

                                 Balance Sheets

                         (In thousands of U.S. dollars)



                                                            December 31
                                                     2000                  1999
                                                --------------------------------
                                                                      (restated)


Liabilities and Stockholders' Equity
Current liabilities:
Notes payable to banks                          $   4,000             $   7,000
Current portion of long-term debt                   5,968                 6,996
Trade accounts payable                              1,791                 1,212
Related parties                                         -                   900
Profit sharing and asset tax                        2,500                   560
Other accounts payable and accrued expenses           966                   964
Interest payable                                      530                 1,196
Deferred income taxes                                 477                     -
Deferred profit sharing                               775                   946
                                              ----------------------------------
Total current liabilities                          17,007                19,774

Long-term debt                                     14,082                24,209
Deferred income taxes                                  66                 2,111
Deferred profit sharing                               879                   718
Labor obligations                                      49                    34
                                              ----------------------------------
Total liabilities                                  32,083                46,846

Stockholders' equity:
  Common stock, 337,831,566 shares issued and
   outstanding                                     58,597                58,597
  Retained earnings                                13,930                 8,143
                                              ----------------------------------
Total stockholders' equity                         72,527                66,740
                                              ----------------------------------

Total liabilities and stockholders' equity    $   104,610           $   113,586
                                              ==================================


See accompanying notes.

                       Parras Cone de Mexico, S.A. de C.V.

                            Statements of Operations

                         (In thousands of U.S. dollars)



                                                            Years Ended December 31
                                                      2000             1999             1998
                                            -------------------------------------------------
                                                                  (restated)       (restated)

Net sales                                   $       71,097     $     74,963     $     85,225
Cost of sales                                       54,778           62,048           63,257
                                            -------------------------------------------------

                                                    16,319           12,915           21,968

Operating expenses                                   6,521            5,177            4,464
                                            -------------------------------------------------
Income from operations                               9,798            7,738           17,504

Interest expense, net                             (  2,564)        (  4,137)        (  5,160)
Translation gain (loss)                           (    159)        (    183)              13
                                            -------------------------------------------------
                                                  (  2,723)        (  4,320)        (  5,147)

 Other income                                          116              228              165
                                            -------------------------------------------------
 Income before income taxes and
   cumulative effect of change in
   accounting principle                              7,191            3,646           12,522

Income taxes                                      (  1,404)        (    677)        (  1,754)
                                            -------------------------------------------------
Income before cumulative effect of
 change in accounting principle                      5,787            2,969           10,768

Cumulative effect on prior years
 (to December 31, 1998) of change in
 accounting principle for pre-operating
 expenses, net of tax                                    -           (2,535)               -

                                            -------------------------------------------------
Net income                                  $        5,787     $        434     $     10,768
                                            =================================================


See accompanying notes.

                       Parras Cone de Mexico, S.A. de C.V.

                  Statements of Changes in Stockholders' Equity

                           (In thousands of U.S. dollars)




                                                                           Total
                                    Common         Retained       Stockholders'
                                     Stock         Earnings          Equity
                                 ----------------------------------------------

Balance at December 31, 1997
(restated)                       $    58,597     $   ( 3,059)     $    55,538

Net income (restated)                      -          10,768           10,768
                                 ----------------------------------------------

Balance at December 31, 1998
(restated)                            58,597           7,709           66,306

Net income (restated)                      -             434              434
                                 ----------------------------------------------

Balance at December 31, 1999
(restated)                            58,597           8,143           66,740

Net income                                 -           5,787            5,787
                                 ----------------------------------------------

Balance at December 31, 2000     $     58,597    $    13,930      $    72,527
                                 ==============================================


See accompanying notes.

                       Parras Cone de Mexico, S.A. de C.V.

                            Statements of Cash Flows

                         (In thousands of U.S. dollars)


                                                                             Years Ended December 31
                                                                     2000             1999            1998
                                                          ---------------------------------------------------
                                                                                    (restated)     (restated)
Operating Activities
Net income                                                 $          5,787       $       434    $    10,768
Adjustments to reconcile net income:
  to net cash provided by operating activities:
  Depreciation                                                        7,027             7,288          7,216
  Amortization                                                            -                 -          1,524
  Cumulative effect of change in accounting
     principle for pre-operating expenses                                 -             3,053              -
  Deferred income tax                                             (   1,205)               29          1,719
  Deferred profit sharing tax                                     (      10)        (     607)           689

Changes in operating assets and liabilities:
  Accounts receivable                                                 1,971         (   9,095)           611
  Inventories                                                         1,952             7,533      (   5,947)
  Prepaid expenses                                                (       2)        (     187)            60
  Other and long term assets                                              7                22             54
  Related party and trade accounts payable                        (     321)            1,770      (     245)
  Interest payable                                                (     666)        (     555)     (     268)
  Other                                                               1,957         (     240)     (     353)
                                                           --------------------------------------------------
Net cash provided by operating activities                            16,497             9,445         15,828

Financing Activities
Payments on long-term debt                                        (  11,155)         ( 12,301)      ( 14,333)
(Payments on) proceeds from notes payable to banks                (   3,000)            5,000              -
                                                           --------------------------------------------------
Net cash used by financing activities                             (  14,155)         (  7,301)      ( 14,333)

Investing Activities
Purchases of property, plant and equipment                        (   2,504)         (  1,387)      (  1,466)
Proceeds from sale of property, plant and equipment                       -               115             15
                                                           --------------------------------------------------
Net cash used in investing activities                             (   2,504)         (  1,272)      (  1,451)
                                                           --------------------------------------------------
(Decrease) increase in cash and cash equivalents                  (     162)              872             44
Cash and cash equivalents at beginning of the year                    1,583               711            667
                                                           --------------------------------------------------
Cash and cash equivalents at end of the year               $          1,421       $     1,583    $       711
                                                           ==================================================

Supplemental disclosures:
  Interest paid                                            $          3,285       $     4,655    $     5,388
                                                           ==================================================

  Taxes paid                                               $            939       $        39    $         -
                                                           ==================================================


See accompanying notes.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                          (In thousands of U.S. dollars)



1. Organization and Significant Accounting Policies

Description of the business

Parras Cone de Mexico, S.A. de C.V. (the Joint Venture) is a Mexican company established in June 1993 as a 50/50 joint venture between Compania Industrial de Parras, S.A. de C.V. (CIPSA) and Cone Mills (Mexico) S.A. de C.V., a wholly owned subsidiary of Cone Mills Corporation, a U.S. corporation. The Company is engaged in the production of denim in Mexico, for sale in Mexico and the United States.

The Joint Venture has entered into agreements which require that substantially all manufactured products be sold to the Joint Venture partners or to other related parties. Accordingly, the majority of trade receivables, 100% and 27% at December 31, 2000 and 1999, respectively, are from Joint Venture partners. During 1999, the operations of a related party (Comercializadora Cone Mills, S.A. de C.V.) were terminated and the Joint Venture sold directly to the third parties. During 2000, a new distribution company (Distribuidora CMUSA, S.A. de C.V) was created by a Joint Venture partner and as such the Joint Venture began selling a majority of its products to Distribuidora CMUSA, S.A. de C.V.

Translation of foreign currency

The Joint Venture maintains its official accounting records and prepares its financial statements for statutory purposes in Mexican pesos using generally accepted accounting principles in Mexico (Mexican GAAP). The accompanying financial statements have been prepared in thousands of U.S. dollars ($), in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) which differ from Mexican GAAP.

The functional currency of the Joint Venture for these financial statements is the U.S. dollar. The Joint Venture translates its inventories, prepaid expenses, property, plant and equipment and stockholders' equity at the historical exchange rate. Monetary assets and liabilities are translated at exchange rates in effect at the end of the year. Revenues and expenses are translated at the average exchange rates in effect during the reporting period. Revenues and expenses related to non-monetary assets are translated at the historical exchange rates of the related assets. The translation adjustments resulting from the changes in exchange rates have been reported separately within statement of operations.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



1. Organization and Significant Accounting Policies (continued)

Cash and cash equivalents

Cash equivalents are highly liquid investments having a maturity of less than ninety days at the date of purchase. Such investments are recorded at cost plus accrued interest, which approximates market values.

Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property, plant and equipment

Property, plant and equipment is stated at historical cost. Depreciation is provided at amounts calculated to amortize the cost of the assets over their estimated useful economic lives, using the straight-line method. Repairs and maintenance costs are expensed as incurred.

Impairment of Assets

Statement No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Based on current circumstances, it was not necessary to record any adjustment to the carrying value of the Company's long-lived assets.

Pre-operating expenses

In April 1998, the AICPA issued SOP 98-5 "Reporting the Cost of Start-Up Activities." The effective date of the SOP was January 1, 1999. It requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. Up to December 31, 1998, pre-operating expenses were deferred and amortized over a five-year period for financial reporting purposes, consequently, the Company changed its accounting principle related to pre-operating costs and expensed $2,535 on January 1, 1999.

Labor obligations

Under Mexican labor law, the Joint Venture is liable for certain payments accruing to personnel who leave its employment in certain circumstances. It is the Joint Venture policy to charge termination payments to costs and expenses of the year in which it is decided to dismiss the worker. The Joint Venture provides for seniority premiums based on actuarial computations.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



1. Organization and Significant Accounting Policies (continued)


Fair market value of financial instruments

Cash, accounts receivable, accounts payable, and other accounts payable and accrued expenses are reflected in the financial statements at fair market value because of the short-term maturity of these instruments. The Joint Venture estimates that the fair value of the long-term debt approximates its carrying value.

Revenue recognition

Revenue from product sales is recognized at the time ownership of the goods transfers to the customer.

Income taxes

The Joint Venture records income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Reclassifications

Certain reclassifications, most significantly the recording of profit sharing expense as an operating expense as opposed to income tax expense, have been made in the 1998 and 1999 financial statements to conform to the 2000 presentation.



2.  Related Party Balances and Transactions


As discussed in Note 1, the Joint Venture transacts significant volumes of business with related entities and is currently economically dependent on these entities.

The Joint Venture sells products to companies affiliated through common ownership. Prices of goods sold to affiliated companies are determined by management of the Joint Venture and its affiliates based on market prices and services provided by the Joint venture partners. Changes in such prices, rates, or methods may significantly affect the results of operations of the Joint Venture and their comparability from year to year.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                          (In thousands of U.S. dollars)


2.       Related Party Balances and Transactions (continued)

Accounts receivable and payable with related parties are as follows:

                                                              December 31
                                                         2000              1999
                                                --------------------------------

Accounts receivable:
  Cone Denim North America                      $       3,652     $       2,868
  Fabrica La Estrella, S.A. de C.V.                        26                 3
  Comercializadora Cone Mills, S.A. de C.V.                 -               688
  Cone Mills International                                147               276
  Telas Parras, S.A. de C.V.                                -               297
  Cone Mills (Mexico) S.A. de C.V.                          9                30
  Distribuidora CMUSA, S.A. de C.V.                     6,137                 -
  Cone Tamaulipas, S.A. de C.V.                             8                 -
                                                --------------------------------
                                                $       9,979     $       4,162
                                                ================================
Accounts payable:
  Cone Mills Corporation                        $           -     $         900
                                                ================================


Transactions with related parties were as follows:
                                                   Years Ended December 31
                                               2000          1999           1998
                                       -----------------------------------------

Net sales                              $     71,097   $    63,813   $     85,225
Management fees                               2,000         2,000              -
Operating expenses                              173         1,498            809



3.  Inventories

Inventories consist of the following:
                                                        December 31
                                                  2000                1999
                                       -----------------------------------

Raw materials                          $         2,340       $       2,865
Work in process                                  1,297               1,531
Finished goods                                   3,067               4,012
Advances for cotton purchases                      370                 559
Spare parts                                      1,707               1,765
Other                                              136                 137
                                       -----------------------------------

                                       $         8,917       $      10,869
                                       ===================================

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)


4.  Other accounts payable and accrued expenses

Other accounts payable and accrued expenses consist of the following:

                                                               December 31
                                                          2000             1999
                                                -------------------------------

Salaries, wages and employee benefits           $          634     $        259
Professional fees                                           68              329
Other                                                      264              376
                                                -------------------------------

                                                $          966     $        964
                                                ===============================



5.  Future Inventory Commitments

As of December 31, 2000 and 1999, the Joint Venture had inventory commitments (open purchase orders) totaling $ 954 and $26, respectively. The market value of these open purchase orders change over time as the cotton commodities market changes. There were no material unrealized gains/losses related to these purchase orders as of December 31, 2000, and the date of this report.



6.  Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                             December 31
                               Useful Lives            2000               1999
                               ------------------------------------------------

Land                               -           $       2,228      $       1,483
Machinery and equipment          10-15                75,721             73,755
Buildings                        39                   35,139             35,127
Furniture and equipment           3-10                 4,852              5,227
                                               --------------------------------
                                                     117,940            115,592
Accumulated depreciation                             (35,401)          ( 28,530)
                                               --------------------------------
                                               $      82,539      $      87,062
                                               ================================

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



7.  Long-term Debt and Notes Payable

On November 17, 1993, the Joint Venture entered into two U.S. dollar denominated credit agreements totaling $74,000 with Banco Santander Mexicano, S.A. (previously Banco Mexicano); mortgage loan collateralized by the property, plant and equipment for $ 63,000 and a $ 11,000 credit line for working capital purposes. At December 31, 2000 and 1999, the Joint Venture had outstanding $20,050 and $ 31,205, respectively, under these agreements. The collateralized mortgage loan requires payments of principal every six months and interest quarterly. The credit line requires quarterly principal and interest payments. The loans have variable interest rates based on LIBOR plus 2.5% to 6.0%. The weighted average interest rate was 10.26% and 10.14% for the years ended December 31, 2000 and 1999, respectively. The interest rates on these borrowings ranged from 8.65% to 12.40% at December 31, 2000.


A summary of long-term debt is as follows:
                                                            December 31
                                                       2000             1999
                                              ---------------------------------

Collateralized mortgage loan and working
 capital loan with Banco
 Santander Mexicano, S.A.                     $       20,050     $      31,205
                                              ---------------------------------
Long-term debt outstanding                            20,050            31,205
Less current portion                                (  5,968)         (  6,996)
                                              --------------------------------

                                              $       14,082     $      24,209
                                              =================================

The aggregate maturities of long-term debt at December 31, 2000 are as follows:

                              2001            $        5,968
                              2002                     6,995
                              2003                     7,087
                                              ---------------

                                              $       20,050
                                              ===============

The loans establish restrictive covenants and obligations with respect to insurance of assets, timely presentation of financial information, restrictions on dividend payments and maintenance of certain financial ratios. At December 31, 2000, the Joint Venture is in compliance with such restrictive covenants and obligations. Substantially all property, plant and equipment and inventories collateralized the loans.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



7.  Long-term Debt and Notes Payable (continued)

Notes payable to banks were due February 7, 2001 and had an interest rate of 9.45%. The note was paid and the credit agreement was terminated.

The Joint Venture had an available credit line of $10,000 at November 30, 2000. This credit agreement expired subsequent to November 30, 2000 and was not renewed by the bank.

Interest expense for the years ended December 31, 2000, 1999 and 1998 was $2,619, $4,655 and $5,120, respectively.



8.  Stockholders' Equity

Common stock

Shares of common stock are as follows at December 31, 2000 and 1999:

                                               Fixed
                                            ------------

              Series "A"                     168,915,783
              Series "B"                     168,915,783
                                            ------------
                                             337,831,566
                                            ============

Series "A" shares may be subscribed, acquired or owned by Mexican investors. Series "B" shares may be subscribed, acquired or owned both Mexican and foreign investors. Each share has a par value of one Mexican peso.

Legal restrictions

Effective January 1, 1999, the corporate income tax rate was increased from 34% to 35%. However, there is the possibility of deferring as much as 5% of the tax (3% in 1999). Companies that choose to defer a portion of the corporate income tax are required to set up a so-called "net reinvested tax profit account," or "CUFINRE," to control the amount of earnings on which there was a deferral of corporate income tax payments. Companies that choose for the above-mentioned deferral of taxes are still required to maintain the so-called "net tax profit account," or "CUFIN," to control earnings on which the statutory 34% tax rate has been paid.

Cash dividends distributed to stockholders must be applied first against the balance of the "CUFINRE," account in order to remit the deferred corporate income tax. Once the "CUFINRE" balance has been distributed in its entirety, dividends may be paid from the "CUFIN."

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



8.  Stockholders' Equity (continued)

Legal restrictions

In addition, effective January 1, 1999, corporate entities paying cash dividends to individuals (whether residents of Mexico or residents abroad) are required to withhold the equivalent of 5% of the dividend paid.



9.  Income Taxes and Employee Profit Sharing

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Total deferred tax assets and liabilities are as follows:

                                                           December 31
                                                    2000                 1999
                                           -----------------------------------

Deferred tax liabilities:
  Inventories                              $        2,945     $          3,524
  Depreciation                                      3,078                2,513
                                           -----------------------------------
Total deferred tax liabilities                      6,023                6,037

Deferred tax assets:
  Net operating loss carryforward                   2,240                3,671
  Asset taxes                                       3,011                  402
  Accrued liabilities                                 229                  216
                                           -----------------------------------
Total deferred tax assets                           5,480                4,289
                                           -----------------------------------
Net deferred tax liability                 $          543     $          1,748
                                           ===================================


The Joint Venture is required to pay asset tax, as the calculated amount for asset tax is greater that the calculated amount of income tax. Asset tax is calculated at 1.8% of assets less certain liabilities and can be credited against future income tax paid for a period of 10 years. The difference between the reported amount of income tax expense and the one that would result from applying the domestic federal statutory tax rates (35%) is due mainly to the effects of inflation.

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



9.  Income Taxes and Employee Profit Sharing (continued)

The components of the provision for income tax expense (benefit) are as follows:

                                                        December 31
                                         2000             1999            1998
                                   ---------------------------------------------


Current asset tax                  $     2,609       $      130      $       35
Deferred tax                          (  1,205)              29           1,719
                                   ---------------------------------------------
Provision for income taxes         $     1,404       $      159      $    1,754
                                   =============================================


A reconciliation of the income tax provision computed at the Mexican federal statutory tax rate to the reported income tax provision is as follows:

                                                        December 31
                                          2000             1999           1998
                                   ---------------------------------------------

Tax provision at statutory rates   $      2,517      $      202      $    4,257
Inflationary effects                   (  1,142)        (   116)         (2,503)
Other permanent items                        29              73               -
                                   ---------------------------------------------

                                   $      1,404      $      159      $    1,754
                                   =============================================

The deferred expense (benefit) related to employee profit sharing has been recorded in operating expenses. The deferred expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was $(10), $(607) and $ 689 respectively. The current expense related to employee profit sharing has been recorded in operating expenses. The current expense for the years ended December 31, 2000, 1999 and 1998 was $270, $237 and $ -.

Total deferred profit sharing assets and liabilities are as follows:
                                                               December 31
                                                          2000            1999
                                                     --------------------------
Deferred profit sharing liabilities:
    Inventories                                      $      840      $    1,007
    Depreciation                                            879             718
                                                     --------------------------
Total deferred tax liabilities                            1,719           1,725

Deferred profit sharing assets:
    Accrued liabilities                                      65              61
                                                     --------------------------
Total deferred tax assets                                    65              61
                                                     --------------------------
Net deferred tax liability                           $    1,654      $    1,664
                                                     ==========================

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



9.  Income Taxes and Employee Profit Sharing(continued)

At December 31, 2000, the Joint Venture had a tax loss carryforward, for tax purposes, as follows:


                    Year of loss             Amount          Year of expiration
-------------------------------------------------------------------------------

                        1995              $    4,168              2005
                        1998                   2,231              2008
                                          -----------
                                          $    6,399
                                          ===========


At December 31, 2000, the Joint Venture had an asset tax carryforward, for tax purposes, as follows:

                    Year incurred            Amount          Year of expiration
-------------------------------------------------------------------------------

                        1998              $       39              2008
                        1999                     363              2009
                        2000                   2,609              2010
                                          -----------
                                          $    3,011
                                          ===========


10.      Restatement of prior period results

The Company has restated its balance sheet as of December 31, 1999 and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998, due to the recording of an additional liability related to temporary differences caused by profit sharing expense. As a result, the balance sheet at December 31, 1999 includes an adjustment to increase deferred profit sharing liability by $1,664 and to decrease retained earnings by $1,581 at December 31, 1997. The statements of operations include an adjustment to operating expenses to decrease the provision for deferred profit sharing expense by $607 for the year ended December 31, 1999 and to increase the provision for deferred profit sharing expense by $689 for the year ended December 31, 1998.

The impact on the Company's statement of changes in stockholders' equity as reported for 1997 is as follows:

1997
  As reported                          $     57,119
  As restated                          $     55,538

                       Parras Cone de Mexico, S.A. de C.V.
                          Notes to Financial Statements
                        December 31, 2000, 1999 and 1998
                         (In thousands of U.S. dollars)



10.      Restatement of prior period results (continued)

The impact on the Company's results of operations as originally reported for 1999 and 1998 is as follows:

                                        Net income/
                                          (loss)
                                       -------------
1999
  As reported                          $    (   173)
  As restated                          $        434

1998
  As reported                          $     11,457
  As restated                          $     10,768



11.      New accounting pronouncements

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative financial instruments. The statement requires recognition of derivatives in the statement of financial position to be measured at fair value. Gains or losses resulting from changes in the value of derivatives would be accounted for depending on the intended use of the derivative and whether if qualifies for hedge accounting. This statement is effective for the Joint Venture's financial statements beginning in 2001. The Joint Venture is currently studying the future effects of adopting this statement. However, due to the Joint Venture's limited use of derivative financial instruments, adoption of Statement No.133 is not expected to have a significant effect on the Joint Venture's consolidated results of operations, financial position, or cash flows.