Form 10-Q
period 2001-09-30
CONE MILLS CORP
filed 2001-11-13
CIK 23304

Page 1 of 80
                                                Index to Exhibits - Pages 27-42


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

               For the quarterly period ended September 30, 2001

                                       OR

[ ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

             For the Transition period from ___________ to ____________

                          Commission File Number 1-3634

                             CONE MILLS CORPORATION
             (Exact name of registrant as specified in its charter)

       North Carolina                                56-0367025
       --------------                                ----------
(State or other jurisdiction)             (I.R.S. Employer Identification No.)

3101 North Elm Street, Greensboro, N.C.                27408
---------------------------------------                -----
(Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: 336-379-6220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of November 5, 2001:
25,622,816 shares

                             CONE MILLS CORPORATION

                                      INDEX



                          PART I. FINANCIAL INFORMATION

                                                                         Page
                                                                        Number

Item 1.  Financial Statements

         Consolidated Condensed Statements of Operations
         Thirteen and Thirty-Nine weeks ended September 30, 2001 and
         October 1, 2000 (Unaudited) .........................................3

         Consolidated Condensed Balance Sheets
         September 30, 2001 and October 1, 2000 (Unaudited)
         and December 31, 2000................................................4

         Consolidated Condensed Statements of Cash Flows
         Thirty-Nine weeks ended September 30, 2001 and
         October 1, 2000 (Unaudited) .........................................5

         Notes to Consolidated Condensed Financial Statements
         (Unaudited)..........................................................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.......................17

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk  ..............................................................26


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...................................................26
Item 6.  Exhibits and Reports on Form 8-K....................................26

Item 1.
                                                     Part I

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                      (in thousands, except per share data)

                                                  Thirteen              Thirteen            Thirty-Nine           Thirty-Nine
                                                 Weeks Ended           Weeks Ended          Weeks Ended           Weeks Ended
                                              September 30, 2001     October 1, 2000     September 30, 2001     October 1, 2000
-------------------------------------------------------------------------------------------------------------------------------
                                                 (Unaudited)           (Unaudited)          (Unaudited)           (Unaudited)

Net Sales                                        $  113,034            $  158,702           $  384,162            $  449,514

Cost of Goods Sold                                  101,978               141,559              361,046               396,336
                                                 ----------------------------------------------------------------------------

Gross Profit                                         11,056                17,143               23,116                53,178

Selling and Administrative                            8,027                 9,709               28,624                33,432
Restructuring and Impairment of Assets                  200                     -               19,939                  (332)
                                                 ----------------------------------------------------------------------------

Income (Loss) from Operations                         2,829                 7,434              (25,447)               20,078
                                                 ----------------------------------------------------------------------------
Other Income (Expense)
   Interest income                                      137                   250                  350                   892
   Interest expense                                  (3,982)               (4,701)             (13,456)              (14,198)
   Other income (expense)                               893                (1,275)                (430)               (3,230)
                                                 ----------------------------------------------------------------------------
                                                     (2,952)               (5,726)             (13,536)              (16,536)
                                                 ----------------------------------------------------------------------------

Income (Loss) from Continuing Operations before
   Income Taxes (Benefit) and Equity in Earnings
   (Losses) of Unconsolidated Affiliates               (123)                1,708              (38,983)                3,542
Income Taxes (Benefit)                                  (43)                  581              (11,688)                1,204
                                                 ----------------------------------------------------------------------------
Income (Loss) from Continuing Operations before
    Equity in Earnings (Losses) of Unconsolidated
    Affiliates                                          (80)                1,127              (27,295)                2,338
Equity in Earnings (Losses) of Unconsolidated
    Affiliates                                          (88)                  932                  484                 2,157
                                                 ----------------------------------------------------------------------------
Income (Loss) from Continuing Operations               (168)                2,059              (26,811)                4,495
                                                 ----------------------------------------------------------------------------
Discontinued Operation
   Loss from discontinued operation                    (428)                 (944)              (4,620)               (2,742)
   Loss on sale of discontinued operation            (6,397)                    -               (6,397)                    -
   Income tax benefit                                 2,389                   321                3,856                   932
                                                 ----------------------------------------------------------------------------

                                                     (4,436)                 (623)              (7,161)               (1,810)
                                                 ----------------------------------------------------------------------------

Net Income (Loss)                                $   (4,604)           $    1,436           $  (33,972)           $    2,685
                                                 ----------------------------------------------------------------------------

Income (Loss) Available to Common Stockholders   $   (5,677)           $      389           $  (37,091)           $     (164)
                                                 ----------------------------------------------------------------------------

Earnings (Loss) per Share -
   Income (loss) from continuing operations      $    (0.05)           $     0.04           $    (1.17)           $     0.06
   Loss from discontinued operation                   (0.17)                (0.02)               (0.28)                (0.07)
                                                 ----------------------------------------------------------------------------

Earnings (Loss) per Share - Basic and Diluted    $    (0.22)           $     0.02           $    (1.45)           $    (0.01)
                                                 ----------------------------------------------------------------------------

Weighted-Average Common Shares Outstanding
   Basic                                             25,595                25,441               25,557                25,432
                                                 ----------------------------------------------------------------------------
   Diluted                                           25,595                25,649               25,557                25,432
                                                 ----------------------------------------------------------------------------


See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands, except share and par value data)


                                                                       September 30,        October 1,         December 31,
                                                                           2001                2000                2000
-------------------------------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)         (Unaudited)           (Note)

ASSETS
   Current Assets
     Cash                                                               $      858          $    1,707         $     2,876
     Accounts receivable, less allowances of $5,350; 2000, $5,050           44,251              48,089              40,091
     Inventories                                                            64,499             109,849             106,308
     Other current assets                                                    6,414               9,925               6,270
                                                                        -------------------------------------------------------

       Total Current Assets                                                116,022             169,570             155,545

   Investments in and Advances to Unconsolidated Affiliates                 51,915              54,203              56,265
   Other Assets                                                             18,646              37,393              18,505
   Property, Plant and Equipment                                           167,968             206,703             192,901
                                                                        -------------------------------------------------------

                                                                        $  354,551          $  467,869         $   423,216
                                                                        -------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of long-term debt                               $    3,208          $   72,495         $    73,495
     Accounts payable                                                       29,511              45,924              37,420
     Sundry accounts payable and accrued liabilities                        23,948              26,691              33,282
     Deferred income taxes                                                       -              15,112               9,434
                                                                        -------------------------------------------------------

       Total Current Liabilities                                            56,667             160,222             153,631

   Long-Term Debt                                                          177,548             108,734             108,582
   Deferred Income Taxes                                                    14,922              30,780              20,338
   Other Liabilities                                                        14,567              11,876              14,246

   Stockholders' Equity
     Class A preferred stock - $100 par value; authorized
     1,500,000 shares; issued and outstanding 342,780 shares;
       2000, 343,546 shares and 335,340 shares                              34,278              34,355              33,534
     Class B preferred stock - no par value; authorized
       5,000,000 shares                                                          -                   -                   -
     Common stock - $.10 par value; authorized 42,700,000
       shares; issued and outstanding 25,622,816 shares;
       2000, 25,497,459 shares and 25,522,211 shares                         2,562               2,550               2,552
     Capital in excess of par                                               57,815              57,514              57,630
     Retained earnings                                                       4,564              70,513              42,512
     Deferred compensation - restricted stock                                  (17)               (158)                (40)
     Accumulated other comprehensive loss                                   (8,355)             (8,517)             (9,769)
                                                                        -------------------------------------------------------

       Total Stockholders' Equity                                           90,847             156,257             126,419
                                                                        -------------------------------------------------------

                                                                        $  354,551          $  467,869         $   423,216
                                                                        -------------------------------------------------------

Note: The balance sheet at December 31, 2000, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                (in thousands)

                                                                                         Thirty-Nine         Thirty-Nine
                                                                                         Weeks Ended         Weeks Ended
                                                                                      September 30, 2001   October 1, 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                         (Unaudited)         (Unaudited)

CASH PROVIDED BY OPERATIONS                                                              $    2,779          $   32,033
                                                                                         ------------------------------------

INVESTING
   Investments in and advances to unconsolidated affiliates                                    (754)             (5,231)
   Proceeds from sale of property, plant and equipment                                        3,929               2,715
   Proceeds from sale of discontinued operation                                               5,375                   -
   Capital expenditures of continuing operations                                             (4,648)             (4,149)
   Capital expenditures of discontinued operation                                               (91)                (47)
                                                                                         ------------------------------------

     Cash provided by (used in) investing                                                     3,811              (6,712)
                                                                                         ------------------------------------

FINANCING
   Decrease in checks issued in excess of deposits                                           (6,119)             (2,892)
   Principal borrowings (payments) on long-term debt                                            548             (17,933)
   Proceeds from issuance of common stock                                                       195                 101
   Dividends paid - Class A Preferred                                                             -                 (62)
   Redemption of Class A Preferred stock                                                     (3,232)             (4,095)
                                                                                         ------------------------------------

     Cash used in financing                                                                  (8,608)            (24,881)
                                                                                         ------------------------------------

     Net change in cash                                                                      (2,018)                440

Cash at Beginning of Period                                                                   2,876               1,267
                                                                                         ------------------------------------

Cash at End of Period                                                                    $      858          $    1,707
                                                                                         ------------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                                              $   15,997          $   16,905
                                                                                         ------------------------------------
   Income taxes, net of refunds                                                          $      239          $     (211)
                                                                                         ---------------------------------------

Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                                              $    3,881          $    2,845
                                                                                         ------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for September 30, 2001 and October 1, 2000 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at September 30, 2001, October 1, 2000, and December 31, 2000, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended September 30, 2001 and October 1, 2000 and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature with the exception of entries related to Cone's Reinvention Plan and its sale of the John Wolf converted fabrics business (see Note 8, "Segment Information,"
Note 11, "Restructuring and Impairment of Assets" and Note 12, "Discontinued Operation" to the Notes to Consolidated Condensed Financial Statements). The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2000.

Inventories are stated at the lower of cost or market. The last-in, first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at September 30, 2001 and October 1, 2000 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.


Note 2.  Securitization of Accounts Receivable

As of September 30, 2001 and October 1, 2000, the total amount outstanding under the Accounts Receivable Facility was $45.3 million and $57.9 million, respectively. The table below summarizes certain cash flows received and paid under the securitization:


                                           Thirteen            Thirteen           Thirty-Nine         Thirty-Nine
                                         Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                             9/30/01              10/1/00             9/30/01             10/1/00
                                           -------              -------             -------             -------
Proceeds from
  securitizations                        $    24,284          $     4,905         $    55,012         $    39,438
Repayments on
  securitizations                            (27,764)              (7,049)            (65,466)            (30,625)
Daily yield paid                                (685)              (1,278)             (2,494)             (3,214)
Servicing fees paid                             (186)                (248)               (589)               (641)
Servicing fees received                          186                  247                 665                 622


Note 3.  Inventories

(in thousands)                                                  9/30/01             10/1/00            12/31/00
                                                                -------             -------            --------
Greige and finished goods                                     $    34,939         $    70,686         $    69,991
Work in process                                                     6,611               5,571               6,463
Raw materials                                                      12,336              21,251              18,717
Supplies and other                                                 10,613              12,341              11,137
                                                               ----------          ----------          ----------
                                                              $    64,499         $   109,849         $   106,308
                                                               ----------          ----------          ----------


Note 4.  Long-Term Debt

(in thousands)                                                  9/30/01             10/1/00            12/31/00
                                                                -------             -------            --------
Senior Note                                                   $    27,494         $    29,209         $    28,946
Revolving Credit Agreement                                         57,000              54,000              55,000
8-1/8% Debentures                                                  96,262              98,020              98,131
                                                               ----------          ----------          ----------
                                                                  180,756             181,229             182,077
Less current maturities                                             3,208              72,495              73,495
                                                               ----------          ----------          ----------
                                                              $   177,548         $   108,734         $   108,582
                                                               ----------          ----------          ----------

Cone adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," as of January 1, 2001 (see Note 10, "Derivatives," to the Notes to Consolidated Condensed Financial Statements).

On November 9, 2001, Cone entered into agreements to refinance both its $68 million Revolver Credit Facility with its existing banks and its Senior Note. Interest rates were increased and new covenant levels were established. The new agreements provide for scheduled amortization or commitment reductions of $11 million through 2002 with a final maturity date of January 15, 2003, of which $1 million of debt amortization and commitment reduction coincided with the November 9, 2001, refinancing. If Cone is unable to refinance this debt, in addition to the amounts owed, Cone will be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of the notice.

The Revolving Credit Agreement bears interest at the rate per annum equal to the sum of (a) the higher of (i) the Federal Funds Rate (as defined) for such day plus one-half of one percent (0.5%) and (ii) the Prime Rate (as defined) for such day plus (b) 4.00%.

The interest rate on the Senior Note was increased to 13.7% on November 9, 2001, from 11.7%.


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


                          Thirteen              Thirteen             Thirty-Nine           Thirty-Nine
                         Weeks Ended           Weeks Ended           Weeks Ended           Weeks Ended
(in thousands)             9/30/01               10/1/00               9/30/01               10/1/00
                         -----------           -----------           -----------           -----------

Depreciation             $     4,862           $     5,265           $    15,744           $    16,848
Amortization                      26                   455                    87                 1,360
                          ----------            ----------            ----------            ----------
                         $     4,888           $     5,720           $    15,831           $    18,208
                          ----------            ----------            ----------            ----------

Depreciation expense included in the pre-tax loss from discontinued operation (See Note 12, "Discontinued Operation," to the Notes to Consolidated Condensed Financial Statements) is as follows:


                          Thirteen              Thirteen             Thirty-Nine           Thirty-Nine
                         Weeks Ended           Weeks Ended           Weeks Ended           Weeks Ended
(in thousands)              9/30/01              10/1/00               9/30/01               10/1/00
                         -----------           -----------           -----------           -----------

Depreciation             $        23           $        48           $       134           $       152


Note 7. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings
(loss) per share ("EPS").


                                                                     Thirteen                 Thirteen
                                                                   Weeks Ended              Weeks Ended
(in thousands, except per share data)                                 9/30/01                  10/1/00
                                                                  -------------            -------------

Income (loss) from continuing operations                          $       (168)            $      2,059
Preferred stock dividends                                               (1,073)                  (1,047)
                                                                  -------------            -------------

Income (loss) from continuing operations
  available to common stockholders                                      (1,241)                   1,012
Loss from discontinued operation                                        (4,436)                    (623)
                                                                  -------------            -------------

Basic EPS - income (loss) available to
  common stockholders                                                   (5,677)                     389
Effect of dilutive securities                                                -                        -
                                                                  -------------            -------------

Diluted EPS - income (loss) available to
  common stockholders after assumed conversions                   $     (5,677)            $        389
                                                                  -------------            --------------

Determination of shares:

Weighted-average shares                                                 25,610                   25,496
Contingently issuable (unvested restricted shares)                         (15)                     (55)
                                                                  -------------            -------------

Basic EPS - weighted-average shares                                     25,595                   25,441
Effect of dilutive securities                                                -                      208
                                                                  -------------            -------------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                      25,595                   25,649
                                                                  -------------            -------------

Earnings (loss) per share -
Income (loss) from continuing operations
  available to common stockholders                                $      (0.05)            $       0.04
Loss from discontinued operation                                         (0.17)                   (0.02)
                                                                  -------------            -------------

Earnings (loss) per share - basic and diluted                     $      (0.22)            $       0.02
                                                                  -------------            -------------

The following table sets forth the computation of basic and diluted loss per share ("EPS").


                                                                   Thirty-Nine              Thirty-Nine
                                                                   Weeks Ended              Weeks Ended
(in thousands, except per share data)                                 9/30/01                  10/1/00
                                                                  -------------            -------------

Income (loss) from continuing operations                          $    (26,811)            $      4,495
Preferred stock dividends                                               (3,119)                  (2,849)
                                                                  -------------            -------------

Income (loss) from continuing operations
  available to common stockholders                                     (29,930)                   1,646
Loss from discontinued operation                                        (7,161)                  (1,810)
                                                                  -------------            -------------

Basic EPS - loss available to common stockholders                      (37,091)                    (164)
Effect of dilutive securities                                                -                        -
                                                                  -------------            -------------

Diluted EPS - loss available to
  common stockholders after assumed conversions                   $    (37,091)            $       (164)
                                                                  -------------            -------------

Determination of shares:

Weighted-average shares                                                 25,572                   25,487
Contingently issuable (unvested restricted shares)                         (15)                     (55)
                                                                  -------------            -------------

Basic EPS - weighted-average shares                                     25,557                   25,432
Effect of dilutive securities                                                -                        -
                                                                  -------------            -------------

Diluted EPS - adjusted weighted-average
  shares after assumed conversions                                      25,557                   25,432
                                                                  -------------            -------------

Earnings (loss) per share -
Income (loss) from continuing operations
  available to common stockholders                                $      (1.17)            $       0.06
Loss from discontinued operation                                         (0.28)                   (0.07)
                                                                  -------------            -------------

Loss per share - basic and diluted                                $      (1.45)            $      (0.01)
                                                                  -------------            -------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirty-nine weeks ended September 30, 2001 and October 1, 2000 were approximately 84,000 and 105,000, respectively, but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Note 8.  Segment Information

Cone has four principal business segments which are based upon organizational structure: 1) denim; 2) khaki; 3) commission finishing; and 4) decorative fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings (losses) of unconsolidated affiliates is included in the denim segment. Restructuring and impairment of asset expenses, inventory charges and facility consolidation charges under Cone's Reinvention Plan, unallocated expenses, interest and income taxes (benefit) are not included in segment operating income (loss).

Net sales and income (loss) from continuing operations for Cone's operating segments are as follows:


                                                                     Thirteen                 Thirteen
                                                                   Weeks Ended              Weeks Ended
(in thousands)                                                       9/30/01                   10/1/00
                                                                  -------------            -------------
Net Sales
Denim                                                             $     82,747             $    120,258
Khaki                                                                    6,076                   12,039
Commission Finishing                                                    16,004                   17,556
Decorative Fabrics                                                      10,790                   13,102
Other                                                                       52                       83
                                                                  -------------            -------------
                                                                       115,669                  163,038
Less Intersegment Sales                                                  2,635                    4,336
                                                                  -------------            -------------
                                                                  $    113,034             $    158,702
                                                                  -------------            -------------
Income (Loss) from Operations
Denim                                                             $      2,460             $     10,324
Khaki                                                                     (462)                    (234)
Commission Finishing                                                     1,279                   (2,031)
Decorative Fabrics                                                         732                      766
Other                                                                     (182)                    (141)
Unallocated Expenses                                                      (736)                    (318)
                                                                  -------------            -------------
                                                                         3,091                    8,366
Reinvention Plan - Facility Consolidation Charges                         (150)                       -
Restructuring                                                             (200)                       -
                                                                  -------------            -------------
                                                                         2,741                    8,366
Less Equity in Earnings (Losses) of
  Unconsolidated Affiliates                                                (88)                     932
                                                                  -------------            -------------
                                                                         2,829                    7,434
Other Expense, Net                                                      (2,952)                  (5,726)
                                                                  -------------            -------------
Income (Loss) from Continuing Operations
  before Income Taxes (Benefit) and Equity in
  Earnings (Losses) of Unconsolidated Affiliates                  $       (123)            $      1,708
                                                                  -------------            -------------

                                                                   Thirty-Nine              Thirty-Nine
                                                                   Weeks Ended              Weeks Ended
(in thousands)                                                       9/30/01                  10/1/00
                                                                  -------------            -------------
Net Sales
Denim                                                             $    286,372             $    325,736
Khaki                                                                   22,816                   32,818
Commission Finishing                                                    53,321                   62,005
Decorative Fabrics                                                      31,854                   40,210
Other                                                                      260                      737
                                                                  -------------            -------------
                                                                       394,623                  461,506
Less Intersegment Sales                                                 10,461                   11,992
                                                                  -------------            -------------
                                                                  $    384,162             $    449,514
                                                                  -------------            -------------

Income (Loss) from Operations
Denim                                                             $     10,910             $     27,002
Khaki                                                                   (2,905)                  (2,895)
Commission Finishing                                                     1,551                   (2,813)
Decorative Fabrics                                                         402                    2,056
Other                                                                     (249)                     471
Unallocated Expenses                                                    (2,606)                  (1,918)
                                                                  -------------            -------------
                                                                         7,103                   21,903
Reinvention Plan - Inventory Charges and
  Facility Consolidation Charges                                       (12,127)                       -
Restructuring and Impairment of Assets                                 (19,939)                     332
                                                                  -------------            -------------
                                                                       (24,963)                  22,235

Less Equity in Earnings of Unconsolidated Affiliates                       484                    2,157
                                                                  -------------            -------------
                                                                       (25,447)                  20,078
Other Expense, Net                                                     (13,536)                 (16,536)
                                                                  -------------            -------------

Income (Loss) from Continuing Operations
  before Income Taxes (Benefit) and Equity in
  Earnings of Unconsolidated Affiliates                           $    (38,983)            $      3,542
                                                                  -------------            -------------

Note 9. Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:


                                    Thirteen            Thirteen           Thirty-Nine        Thirty-Nine
                                   Weeks Ended         Weeks Ended         Weeks Ended        Weeks Ended
(in thousands)                       9/30/01             10/1/00             9/30/01            10/1/00
                                   ------------        ------------        ------------       ------------
Net income (loss)                  $    (4,604)        $     1,436         $   (33,972)       $     2,685
Other comprehensive
  income (losses), cotton
  derivatives gains (losses)               (99)                  -               1,414                  -
                                   ------------        ------------        ------------       ------------
                                   $    (4,703)        $     1,436         $   (32,558)       $     2,685
                                   ------------        ------------        ------------       ------------

Cotton derivatives gains (losses) reflected above in other comprehensive income
(loss) will be recognized in results of operations over the next twelve months.


Note 10.  Derivatives

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone has determined that its interest rate swap agreement is an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. Cone recognized approximately $0.1 million and $0.5 million in expense related to amortization of this adjustment to the carrying value of debt for the thirteen and thirty-nine weeks ended September 30, 2001, respectively, which is reflected in the "Other income (expense)" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition will be recorded in the statements of operations in the period of change. For the thirteen and thirty-nine weeks ended September 30, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $1.7 million and $2.5 million respectively, which is reflected in the "Other income (expense)" caption on the consolidated condensed statements of operations. As of September 30, 2001, the interest rate swap had an estimated fair market value of $0.2 million and was recorded in other long-term liabilities on the Consolidated Condensed Balance Sheet. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000. In the course of terminating this derivative instrument, Cone will recognize a charge of $2.2 million in the fourth quarter of 2001 for the write off of the swap's unamortized transition liability that resulted from the adoption of SFAS No. 133.

Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and thirty-nine weeks ended September 30, 2001, was immaterial.

For the thirteen and thirty-nine weeks ended September 30, 2001, Cone recorded in other comprehensive income (loss) cotton derivative losses of approximately $0.2 million and cotton derivative gains of approximately $2.2 million, respectively, net of deferred tax benefit of $0.1 million and deferred taxes of $0.8 million, respectively, (see Note 9, "Comprehensive Income (Loss)" to the Notes to Consolidated Condensed Financial Statements).


Note 11.  Restructuring and Impairment of Assets

In recent years, Cone has undertaken a number of restructuring activities to concentrate on businesses in which it has a leadership position, to redeploy human and capital resources to those core businesses, and to lower manufacturing costs.

During the third quarter of fiscal year 2001, Cone recognized an additional charge of $0.2 million for terminal leave pay and benefits related to its Reinvention Plan announced in May 2001.

Property and equipment that have been sold, or are held for sale at September 30, 2001, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house engineering and purchasing appraisals, surveys with used equipment dealers, current price for new equipment and analysis of whether the equipment would be used internally, sold or abandoned. As of September 30, 2001, property and equipment held for sale by segment were: (in thousands)

         Denim                                   $  1,535
         Commission Finishing                       4,075
         Yarn-Dyed Products                         1,310
         Other                                         46
                                                  -------
                                                 $  6,966
                                                  -------

Depreciation expense on property, plant and equipment classified as "held for sale" prior to being classified as such was $0.4 million for the thirty-nine weeks ended September 30, 2001.

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

A roll-forward of the activity related to Cone's restructuring charges for the thirty-nine weeks ended September 30, 2001 and October 1, 2000, follows:

                                   Corporate &
                                     Textile       Salisbury &
                                     Products       Yarn Dyed
(in thousands)                        Group         Products       Carlisle        Raytex          Total
                                   -----------     -----------     ---------       ------       -----------

Balance, December 31, 2000         $        -      $        -      $      -        $  964       $      964
                                   -----------     -----------     ---------       -------      -----------
Additions:
Terminal leave and related
  benefits                              3,535               -             -             -            3,535
Consulting and legal fees                 600               -             -             -              600
Pension curtailment*                      888               -             -             -              888
                                   -----------     -----------     ---------       -------      -----------

                                        5,023               -             -             -            5,023
                                   -----------     -----------     ---------       -------      -----------
Deductions:
Terminal leave and related
  benefits                             (1,701)              -             -          (925)          (2,626)
Consulting and legal fees                (600)              -             -             -             (600)
Pension curtailment*                     (888)              -             -             -             (888)
                                   -----------     -----------     ---------       -------      -----------

                                       (3,189)              -             -          (925)          (4,114)
                                   -----------     -----------     ---------       -------      -----------
Balance, September 30, 2001        $    1,834      $        -      $      -        $   39       $    1,873
                                   -----------     -----------     ---------       -------      -----------

Balance, January 2, 2000           $      718      $      191      $    939        $    -       $    1,848

Deductions:
Terminal leave and related
  benefits                               (718)           (191)         (939)            -           (1,848)
                                   -----------     -----------     ---------       -------      -----------
Balance, October 1, 2000           $        -      $        -      $      -        $    -       $        -
                                   -----------     -----------     ---------       -------      -----------

*Items expensed as incurred.


Note 12. Discontinued Operation

Cone adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the third quarter of fiscal year 2001. SFAS No. 144 broadens the applicable generally accepted accounting principles related to discontinued operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity.

On August 10, 2001, Cone sold substantially all of the assets, with the exception of outstanding accounts receivable, of the John Wolf converted fabrics business, a component of its Decorative Fabrics segment, to an unrelated third party and exited the decorative fabrics converting business. Cone will not have any significant continuing involvement in the operations of the John Wolf division. Thus, the results of the John Wolf division have been reflected as a discontinued operation and prior periods have been restated accordingly.

In connection with the sale and discontinuance of the converted fabrics business, Cone recognized a loss of $6.4 million. This loss includes a charge for terminal leave pay and benefits for salaried employees of $1.1 million and lease termination charges of $0.2 million related to its leased office space in New York. The discontinuance of the converted fabrics business resulted in the reduction of Cone's workforce by 18 employees.

Net sales and losses from the discontinued operation were as follows:


                                        Thirteen          Thirteen         Thirty-Nine      Thirty-Nine
                                       Weeks Ended       Weeks Ended       Weeks Ended      Weeks Ended
(in thousands)                           9/30/01           10/1/00           9/30/01          10/1/00
                                       -----------       -----------       -----------      -----------

Net sales                              $     2,794       $     6,571       $    14,415      $    18,985
                                        -----------       -----------       -----------      -----------

Pretax loss from discontinued
  operation                            $      (428)      $      (944)      $    (4,620)     $    (2,742)
Pretax loss on sale of
  business component                        (6,397)                -            (6,397)               -
Income tax benefit                           2,389               321             3,856              932
                                        -----------       -----------       -----------      -----------

Net loss from discontinued
  operation                            $    (4,436)      $      (623)      $    (7,161)     $    (1,810)
                                        -----------       -----------       -----------      -----------

Note 13. Income Tax Benefits

The effective tax rate for the thirty-nine weeks ended September 30, 2001, is lower than the statutory rate of 35% because Cone recorded a valuation allowance in the second quarter of 2001 on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Thus, Cone has established the valuation allowance on the resulting deferred tax assets. The effective tax rate for the thirty-nine weeks ended October 1, 2000, was 34%.

Item 2.

                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

UPDATE (REINVENTION PLAN)

On May 24, 2001, Cone announced the initiation of its "Reinvention Plan". The objectives of the Reinvention Plan are 1) to produce $30 - $40 million in annual cost savings or improvement in operating results of under-performing businesses, and 2) to actively market non-core assets including idle plants, property, equipment and excess inventories with a cash generation target of $15 to $25 million over 18 months.

The Reinvention Plan initially had four components: 1) workforce reductions; 2) changes in employee pay and benefit practices; 3) streamlining of Cone's business practices, which includes a broad range of items from maintenance scheduling to vendor sourcing practices, to the consolidation of denim operations to reduce efficiently U.S. capacity; and 4) improvement of the performance of the khaki and John Wolf converting fabrics businesses. Subsequently, Cone decided to exit the khaki business and sell its John Wolf converted fabrics business.

To date the implementation of the Reinvention Plan has resulted in the reduction of the workforce by approximately 617 employees, primarily at Cone's corporate office and the Rutherford County facilities, curtailment in salaried defined benefit pension plans, changes in business practices, and the announced consolidation of the Haynes and Florence denim facilities.

Pursuant to the Reinvention Plan, Cone finalized the sale of its John Wolf converted fabrics business on August 10, 2001. Cone will continue to compete in the woven home fabrics business with its Jacquard mill located in Cliffside, North Carolina. On October 30, 2001 Cone announced its decision to exit the khaki business segment because Cone was not a leader in this category and Cone believes the long-term outlook for khaki fabrics produced in North America is negative. Management expects to complete the disposal of the khaki business by the first quarter of 2002.

Cone has enacted initiatives to date that are expected to yield in excess of $30 million in annualized cost reductions, loss avoidance or business improvements. For 2002, Cone has targeted additional initiatives that are expected to yield $2 to $4 million in additional savings per year.

During the third quarter of 2001, Cone recognized actual savings of approximately $5.0 million from the Reinvention Plan initiatives. Cone expects to realize greater benefits in future fiscal quarters.

RESULTS OF OPERATIONS

Third Quarter Ended September 30, 2001 Compared with Third Quarter Ended October 1, 2000

For the third quarter of 2001, Cone had sales from continuing operations of $113.0 million, a decrease of 28.8% over sales of $158.7 million for the third quarter of 2000. The decrease was due to lower sales across all segments except commission finishing.

Cone had a gross profit of $11.1 million for the third quarter of 2001, as compared to a gross profit of $17.1 million for the third quarter of 2000. The decline was primarily due to lower sales volume, increased cotton costs in cost of sales, curtailed manufacturing operating schedules and continued pressure on prices.

Segment Information.  Cone has four principal business segments:  1) denim;
2) khaki; 3) commission finishing; and 4) decorative fabrics. (See Note 8 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)
         Denim. Denim segment sales revenues for the third quarter of 2001 were $82.7 million, down 31.2% from the third quarter of 2000 sales of $120.3 million. Sales yards were 31.4% lower, as compared with the third quarter of 2000. Operating income for the denim segment was $2.5 million, or 3.0% of sales for the most recent quarter, as compared with $10.3 million, or 8.6% of sales for the third quarter of 2000. Futures for cotton, Cone's major raw material, declined throughout the year from $.60 per pound on January 2, 2001 to $.37 per pound on September 30, 2001, but, because of Cone's practices of buying cotton forward, Cone does not expect to benefit from reduced cotton costs before the first quarter of 2002. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which was down from the third quarter of 2000 because of lower sales and curtailed operating schedules at Parras Cone in the third quarter of 2001.

         Khaki. Khaki segment sales revenues for the third quarter of 2001 were $6.1 million, down 49.5% from the third quarter of 2000 sales of $12.0 million. Sales yards were flat, as compared with the third quarter of 2000. Revenues were negatively affected as a result of the weakness in the market for khaki fabrics, as compared to the third quarter of 2000. The khaki segment had an operating loss of $0.5 million or 7.6% of sales for the most recent quarter, as compared with a loss of $0.2 million or 1.9% of sales for the third quarter of 2000.

         Based upon the weakness of the domestic khaki business, Cone's market position in khaki and Cone's long-term outlook for khaki fabrics produced in North America, Cone announced its plan to exit the khaki segment in the fourth quarter of 2001.

         Commission Finishing. Outside sales of the commission finishing segment were $13.4 million for the third quarter of 2001, up 1.1% from the third quarter of 2000. Outside sales of the commission finishing segment, excluding sales of the Raytex finishing operation closed in the first quarter of 2001, increased 49.1% for the third quarter of 2001, as compared with the prior year, primarily driven by market consolidation. In addition, sales related to the John Wolf product line are now reported as outside sales as a result of the sale of John Wolf to Richloom Fabrics. For the third quarter of 2001, the segment had operating income of $1.3 million, as compared with a loss of $2.0 million for the third quarter of 2000. The operating income improvement in the third quarter was primarily attributable to improved sales volume, sales mix and operating efficiencies at the Carlisle commission finishing facility and the closing of Raytex.

         Decorative Fabrics. The Decorative Fabrics segment now consists only of the jacquards operation. For the third quarter of 2001, sales of the decorative fabrics segment were $10.8 million, down 17.6% from sales of $13.1 million for the same quarter of the previous year because of weakening sales to furniture manufacturers. The decorative fabrics segment had operating income of $0.7 million in the third quarter of 2001, as compared with operating income of $0.8 million for the third quarter of 2000. Operating income in the third quarter was enhanced by improved operating efficiencies and better cost management.

Cone's selling and administrative expenses are primarily fixed expenses and therefore do not vary directly with sales. Selling and administrative expenses from continuing operations were $8.0 million for the third quarter of 2001, as compared with $9.7 million in the third quarter of 2000. The lower expenses in the third quarter of 2001 were primarily due to savings related to the Reinvention Plan.

Interest expense for the third quarter of 2001 was $4.0 million, as compared with $4.7 million for the third quarter of 2000. Other income consisted of the ongoing expense of the accounts receivable securitization program, amortization of the transition amount related to recording the interest rate swap and the valuation adjustment of the interest rate swap derivative instrument. In the third quarter of 2001, Cone recognized income of $1.7 million related to marking to market the fair value of its interest rate swap as a result of the decline in worldwide interest rates following the events of September 11, 2001. As a result of the decline in the fair market value of the swap, on October 4, 2001, Cone terminated the swap for $50,000. The termination of the swap will result in a fourth quarter 2001 charge of $2.2 million for the write off of the swap's unamortized transition liability that resulted from the adoption of SFAS No. 133.

In the third quarters of 2001 and 2000, the income tax benefit as a percent of income (loss) before tax excluding equity in earnings (losses) of unconsolidated affiliates was 35% and 34%, respectively.

Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was insignificant as Parras Cone operated near breakeven for the third quarter of 2001, as compared with income of $0.9 million for the third quarter of 2000. The decline in operating results for Parras Cone was primarily due to decreased sales volume and expenses related to curtailed operating schedules. In addition, Cone recognized $0.1 million as its pro rata share of the net loss in its joint venture investment in the Mexican industrial park in Tamaulipas, Mexico.

For the third quarter of 2001, Cone had a net loss from continuing operations of $0.2 million, or $0.05 per share after preferred dividends as compared with net income from continuing operations of $2.1 million, or $0.04 per share after preferred dividends.

On August 10, 2001, Cone sold substantially all of the assets of the John Wolf converted fabrics business and has reflected the operating results of this unit as a discontinued operation. Proceeds from the sale, including collection of outstanding receivables, were approximately $9 million. Cone recognized a pre-tax loss of $6.4 million in the third quarter of 2001 on the sale.


Nine Months Ended September 30, 2001 Compared with Nine Months Ended October 1, 2000

For the first nine months of 2001, Cone had sales from continuing operations of $384.2 million, a decrease of 14.5% over sales of $449.5 million for the first nine months of 2000. The decrease was due to lower sales across all segments.

Gross profit for the first nine months of 2001 was $23.1 million or 6.0% of sales, as compared to $53.2 million or 11.8% for the first nine months of 2000. The decline was primarily due to inventory writedowns and facility consolidation charges related to Cone's Reinvention Plan. Excluding these charges, Cone had a gross profit in the first nine months of 2001 of $35.1 million or 9.1% of sales. The decline from the nine months ended 2000 to the same period of 2001 before charges related to Cone's Reinvention Plan was primarily due to lower sales volume, curtailed manufacturing operating schedules, increased cotton cost in cost of sales and continued pressure on prices. This decline was partially offset by benefits related to the Reinvention Plan, which Cone began to realize in the third quarter of 2001.

Segment Information.  Cone has four principal business segments:  1) denim;
2) khaki; 3) commission finishing; and 4) decorative fabrics. (See Note 8 to Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Denim segment sales revenues for the first nine months of 2001 were $286.4 million, down 12.1% from the first nine months of 2000 sales of $325.7 million. Sales yards were 13.8% lower, as compared with the first nine months of 2000. Operating income for the denim segment was $10.9 million, or 3.8% of sales for the most recent nine months, as compared with $27.0 million, or 8.3% of sales for the first nine months of 2000. Futures for cotton, Cone's major raw material, declined throughout the year from $.60 per pound on January 2, 2001 to $.37 per pound on September 30, 2001, but, because of Cone's practices of buying cotton forward, Cone does not expect to benefit from reduced cotton costs before the first quarter of 2002. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which were down from the first nine months of 2000 because of lower sales at Parras Cone in the first nine months of 2001.

         Khaki. Khaki segment sales revenues for the first nine months of 2001 were $22.8 million, down 30.5% from the first nine months of 2000 sales of $32.8 million. Sales yards were 20.6% lower, as compared with the first nine months of 2000. Revenues were lower as a result of Cone's decision to streamline its product offering and the weakness in the khaki market, as compared to the 2000 period. The khaki segment had an operating loss of $2.9 million or 12.7% of sales for the most recent nine months, as compared with a loss of $2.9 million or 8.8% of sales for the first nine months of 2000.

         Commission Finishing. Outside sales of the commission finishing segment were $42.9 million for the first nine months of 2001, down 14.3% from the first nine months of 2000. Outside sales of the commission finishing segment, excluding Raytex, increased 15.0% for the first nine months of 2001, as compared with the prior year-ago period and was primarily driven by market consolidation and market development efforts. For the first nine months of 2001, the segment had operating income of $1.6 million, as compared with a loss of $2.8 million for the first nine months of 2000. The operating income improvement for the first nine months of 2001 was primarily attributable to the closing of the Raytex operation in first quarter of 2001, and improved sales volume, sales mix and operating efficiencies at the Carlisle facility.

         Decorative Fabrics. For the first nine months of 2001, sales from continuing operations of the decorative fabrics segment were $31.9 million, down 20.8% from sales of $40.2 million for the same period of the previous year because of weak sales to furniture manufacturers. The decorative fabrics segment had operating income of $0.4 million in the first nine months of 2001, as compared with income of $2.1 million for the first nine months of 2000. The decrease in operating income is a result of lower sales volumes and inventory writedowns taken as a part of the Reinvention Plan.

Selling and administrative expenses for the first nine months of 2001 were $28.6 million, as compared with $33.4 million in the first nine months of 2000. The lower expenses in the first nine months of 2001 were primarily due to savings related to the Reinvention Plan and a reduction in related expenses as a result of Cone's exit from its Ashima alliance.

Interest expense for the first nine months of 2001 was $13.5 million, as compared with $14.2 million for the first nine months of 2000. Interest expense for the first nine months of 2001, as compared with the 2000 period, was primarily the result of lower interest rates. Other expense consisted of the ongoing expense of the accounts receivable securitization program, amortization of the transition amount related to recording the interest rate swap and the valuation adjustment of the interest rate swap derivative instrument. In 2001, Cone has recognized income of $2.5 million related to marking to market the fair value of its interest rate swap as a result of the decline in worldwide interest rates.

In the first nine months of 2001, the income tax benefit as a percent of taxable loss was 30%. The effective tax rate used is lower than the statutory rate of 35% for the nine months ended September 30, 2001 because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets. The effective tax rate used for the nine months ended October 1, 2000 was 34%.

Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.6 million for the first nine months of 2001, as compared with $2.2 million for the first nine months of 2000. The decline in operating results for Parras Cone was primarily due to decreased sales volume and expenses related to curtailed operating schedules. In addition, Cone recognized $0.1 million as its pro rata share of the net loss in its joint venture investment in the Mexican industrial park in Tamaulipas, Mexico.

For the first nine months of 2001, Cone had a net loss from continuing operations of $26.8 million, or $1.17 per share after preferred dividends, as compared with net income from continuing operations of $4.5 million, or $0.06 per share after preferred dividends for the same period of 2000. Included in the net loss for the first nine months of 2001 were after-tax charges of $24.5 million of impairment and restructuring charges and inventory writedowns and facility consolidation charges related to the Reinvention Plan, or $0.96 per share. For comparison, for the first nine months of 2000, Cone reported net income of $2.7 million, or a loss of $0.01 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cone's principal long-term capital components consist of debt outstanding under its $68 million Revolving Credit Facility ("Revolving Credit Facility"), its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "Receivables Agreement").

During the first nine months of 2001, Cone generated cash from operations of $2.8 million, as compared with cash from operations of $32.0 million in the first nine months of 2000. Other sources of cash flow included $3.9 million in proceeds from sales of property and equipment for the first nine months of 2001, as compared with $2.7 million in the first nine months of 2000. Uses of cash in the first nine months of 2001 included $4.7 million for capital expenditures and $0.8 million of net advances to the joint venture industrial park in Tamaulipas, Mexico.

On November 9, 2001, Cone entered into agreements to refinance both its $68 million Revolver Credit Facility with its existing banks and its Senior Note. The new agreements provide for scheduled amortization or commitment reductions of $11 million through 2002 with a final maturity date of January 15, 2003, of which $1 million of debt amortization and commitment reduction coincided with the November 9, 2001 refinancing. Interest rates were increased and new covenant levels were established.

Financing agreements of Cone prohibit Cone from paying dividends on its Common Stock.

The following is a summary of the Company's primary financing agreements as of November 9, 2001.


($ Amounts in Millions)               Facility             Amount            Interest/          Maturity
  Financing Agreement                Commitment         Outstanding        Discount Rate          Date
                                     ----------         -----------        -------------      ------------

8-1/8% Debenture                       $100.0              $100.0              8.125%         Mar 15, 2005
Senior Note                              27.2                27.2             13.700          Jan 15, 2003
Revolving Credit                         68.0                57.0              9.000          Jan 15, 2003
Receivables Agreement                    60.0                45.3              5.480          Sept 1, 2004


Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, by January 2003, Cone must either refinance or replace the Revolving Credit Facility and Senior Note. If Cone is unable to finance this debt, in addition to the amounts owed, Cone will be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of the notice. While management believes that it will be able to obtain the appropriate financing, there is no assurance that Cone will be able to replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. Along with its strategic advisor, J.P. Morgan, Cone is in the process of exploring its alternatives related to financing its business in both the U.S. and Mexico.

On September 30, 2001, Cone's long-term capital structure consisted of $180.8 million of long-term debt (including current maturities) and $90.8 million of stockholders' equity. For comparison, on October 1, 2000, Cone had $181.2 million of long-term debt (including current maturities) and $156.3 million of stockholders' equity. In 1998, Cone entered into a $100 million notional interest rate swap, which converted its 8-1/8% Debentures to a floating interest rate. As a result of a sharp decline in market interest rates during 2001, which would allow Cone to terminate the swap and convert the interest expense associated with the 8-1/8% Debentures back to a fixed rate, and Cone's desire to remove the volatility of the swap on its statement of operations due to the provisions of SFAS No. 133, Cone terminated the swap on October 4, 2001, for a cash payment of $50,000.

Accounts receivable on September 30, 2001, were $44.3 million, as compared with $48.1 million at October 1, 2000. Receivables, including those sold pursuant to the Receivables Agreement, represented 73 days of sales outstanding at September 30, 2001 and 62 days at October 1, 2000. The increase in days outstanding was primarily the result of slower pay practices by certain customers.

Inventories on September 30, 2001, were $64.5 million, down $45.3 million from $109.8 million at October 1, 2000. From April 1, 2001 to September 30, 2001, Cone reduced balance sheet inventories by $39.2 million as part of Cone's Reinvention Plan. This reduction is due to the liquidation of inventories of $19.8 million and to writedowns taken as part of Cone's Reinvention Plan, the sale of the John Wolf business and lower cotton and other raw material prices.

For the first nine months of 2001, domestic capital spending was $4.7 million compared to $4.2 million for the 2000 period. Domestic capital spending in 2001 is expected to be approximately $7-8 million.


OTHER MATTERS

Recent events beginning September 11, 2001 have created a disruption to normal business activities in the U.S. economy. Consumer confidence has fallen sharply since the event and retailers are anticipating a difficult holiday season. Cautiousness by our customers and retailers has resulted in reduced near-term business activity, primarily in denim. In addition, as consumers continue to be cautious in their spending, Cone's ability to forecast and predict its business has been diminished.

EBITDA from continuing operations, which is presented not as an alternative measure of operating results or cash flow from continuing operations (as determined in accordance with generally accepted accounting principles) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by Cone as follows (in thousands):

                                                       Thirty-Nine Weeks Ended
                                                    ----------------------------
                                                      9/30/01           10/1/00
                                                    ----------------------------
         Income (loss) from operations              $ (25,447)        $  20,078
         Depreciation and amortization                 15,831            18,208
         Reinvention Plan - inventory charges
          and facility consolidation charges           12,127                 -
         Restructuring and impairment charges          19,939              (332)
                                                      --------         ---------
         EBITDA                                     $  22,450         $  37,954
                                                      --------         ---------

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

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of September 30, 2001, no significant litigation existed.

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates,
         (vii) Cone's inability to continue the cost savings associated with its Reinvention Plan, and (viii) the effect on Cone's sales and markets of events such as the events of September 11, 2001. For a further description of these risks see Cone's 2000

         Form 10-K, "Item 1. Business -Competition, -Raw Materials and -Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.


Item 3. Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risk other than an increase in its fixed-rate debt as a result of the termination of its interest rate swap instrument on October 4, 2001 (see Note 10, "Derivatives," to the Notes to Consolidated Condensed Financial Statements) that would significantly affect the disclosures made in the form 10-K for the year ended December 31, 2000.




                                     PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of September 30, 2001, no significant litigation exists.


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

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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
                March 1, 1995.

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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

*4.2.10 Modification to Note Agreement dated as of February 14, 1998, between the Registrant and
                The Prudential Insurance Company of
                America, filed as Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ended March 29, 1998.

Exhibit                                                              Sequential
 No.            Description                                           Page No.
------          -----------                                          ----------

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

Exhibit                                                              Sequential
  No.           Description                                           Page No.
-------         -----------                                          ----------

*4.2.17         Amendment of 1992 Note Agreement dated as of
                June 28, 2001, by and among the Registrant and The Prudential Insurance Company of America.

4.2.18          Waiver Under 1992 Note Agreement dated as of
                August 10, 2001, by and among the Registrant and
                The Prudential Insurance Company of America.             44

4.2.19          Amendment of 1992 Note Agreement dated as of
                September 25, 2001, by and among the Registrant
                and The Prudential Insurance Company of America.         50

4.2.20          Amendment of 1992 Note Agreement dated as of
                October 25, 2001, by and among the Registrant and
                The Prudential Insurance Company of America.             56

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

4.3.5           Amendment No. 5 to Credit Agreement dated as
                of August 10, 2001, by and among the Registrant,
                As Borrower, Bank of America, N.A., as Agent
                and Lender, and the Lenders Signatory Thereto            62

4.3.6           Amendment No. 6 to Credit Agreement dated as
                of September 25, 2001, by and among the Registrant,
                As Borrower, Bank of America, N.A., as Agent
                and Lender, and the Lenders Signatory Thereto            71

4.3.7           Amendment No. 7 to Credit Agreement dated as
                of October 25, 2001, by and among the Registrant,
                As Borrower, Bank of America, N.A., as Agent
                and Lender, and the Lenders Signatory Thereto            76

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

*10.15.1        Form of Incentive Stock Option Agreement under
                1992 Amended and Restated Stock Plan.

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

*10.25 Tenth Amendment to Master Lease dated as of January 28, 2000, between Atlantic
                Financial Group, Ltd. and the Registrant,

Exhibit                                                              Sequential
  No.           Description                                           Page No.
-------         -----------                                          ----------

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


                             CONE MILLS CORPORATION
                                  (Registrant)




Date:    November 13, 2001    /s/Gary L. Smith
         -----------------    -----------------
                                  Gary L. Smith
                                  Executive Vice President and
                                  Chief Financial Officer