Form 10-K
period 2001-12-30
CONE MILLS CORP
filed 2002-03-27
CIK 23304

[LOGO] CONE (R)
       Annual
       Report
       2001
       Form 10-K

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 30, 2001

COMMISSION FILE NUMBER 1-3634

                            CONE MILLS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   NORTH CAROLINA              56-0367025
                   (STATE OR OTHER          (I.R.S. EMPLOYER
                    JURISDICTION)          IDENTIFICATION NO.)

               804 GREEN VALLEY ROAD,
               SUITE 300, GREENSBORO,
                        N.C.                      27408
                (ADDRESS OF PRINCIPAL
                 EXECUTIVE OFFICES)            (ZIP CODE)

                                 336-379-6220
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                             NAME OF EXCHANGE ON
              TITLE OF EACH CLASS             WHICH REGISTERED
              ---------------------------- -----------------------
              Common Stock, $.10 par value New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes __X__   No _____

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   Aggregate market value of voting stock held by nonaffiliates of the registrant as of February 12, 2002 (based on the closing sale price of $2.10 of the registrant's voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately: $53,944,365.

   Number of shares of common stock outstanding as of February 12, 2002:
25,687,793 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for Annual Meeting to be held May 7, 2002, Part III, Items 10,
                         11, 12 and 13 of this report.

    Index to Exhibits--Pages 59-66.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART I

                               ITEM 1. BUSINESS

   Founded in 1891 Cone Mills Corporation ("Cone"), incorporated and headquartered in North Carolina, operates in three principal business segments:
(1) Denim, (2) Commission Finishing and (3) Decorative Fabrics. Cone believes it is the world's largest producer of denim fabrics, the largest commission printer and finisher of home furnishings in North America and a major producer of wide jacquards in the United States. Cone competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities, competitive prices and the Cone name and reputation.

   Cone is engaged in denim production in Mexico through Parras Cone de Mexico, S.A. de C.V. ("Parras Cone"), a joint venture facility with Compania Industrial de Parras, S.A. de C.V. ("CIPSA"). This facility, Parras Cone, has been producing basic denims and yarn since late 1995. Under a marketing agreement with CIPSA, Cone markets and distributes 100% of the denim production of Parras Cone. As market conditions improve, it is the goal of the joint venture partners to expand Parras Cone's productive capacity by approximately 35%. The infrastructure to support the capacity expansion is presently in place.

   In 1999, Cone announced plans to continue its denim manufacturing expansion in Mexico. Cone has a strategic project to co-develop an industrial park and to build a denim facility in Altamira, Tamaulipas, Mexico. This project consists of two components: (1) a 50/50 joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park with each company individually owning land for its respective textile operation and contracting with the jointly owned service company for infrastructure services, such as water, power and wastewater treatment, and (2) a 100% owned denim plant with an initial targeted annual capacity of 20 million yards expandable to 40 million yards. The infrastructure of the industrial park was completed in 2001, and Cone continues to evaluate financing options for its denim plant with a target to begin construction when financing is secured. It is expected that the financing of the denim facility in Altamira, Tamaulipas, Mexico, will be dependent upon the recapitalization of Cone's balance sheet; however, Cone will continue to explore other financing alternatives.

   Cone's stated strategy is to compete only in businesses in which it believes it is a leader and that are defensible in this hemisphere. As a part of the process of strategically focusing on these criteria, over the past three years Cone has implemented several reorganization and downsizing initiatives, which resulted in closing three manufacturing facilities and in eliminating over 2,900 employees.

   On May 24, 2001, Cone announced the initiation of its "Reinvention Plan," which consisted of a goal of generating $30-$40 million in annual cost reductions, profit improvement initiatives and loss avoidance. The Reinvention Plan initially had four components: (1) workforce reductions; (2) changes in employee pay and benefit practices; (3) streamlining of Cone's business practices, which included a broad range of items from maintenance scheduling to vendor sourcing practices, to the consolidation of denim operations to reduce efficiently U.S. capacity; and (4) improvement of performance of the khaki and John Wolf converted fabrics businesses. Subsequently, Cone decided to exit the khaki business and sell the John Wolf converted fabrics business.

   As a result of weaknesses in the U.S. economy and the need to focus on businesses in which it is a leader, Cone decided to sell the John Wolf converted fabrics operation rather than invest the resources necessary to improve its performance. On August 10, 2001, Cone finalized the sale of this business for net proceeds, including the collection of accounts receivable, of approximately $9 million. On October 30, 2001, Cone announced its decision to exit the khaki business segment because Cone was not a leader in this category and Cone believes the long-term outlook for khaki fabrics produced in North America is negative. Cone will not have any significant continuing involvement in either of these businesses and has accounted for their results as discontinued operations.

   To date, the implementation of the Reinvention Plan has resulted in the reduction of the workforce by 640 employees, primarily at Cone's corporate office and the Rutherford County facilities, curtailment in salaried defined benefit pension plans that have been frozen, and changes in business practices. As part of the Rutherford

County initiatives, Cone consolidated the Haynes and Florence denim facilities. Cone has implemented initiatives to produce annualized cost savings and profit improvement of approximately $27 million as a result of the Reinvention Plan.

   In the first quarter of 2001, Cone completed the exit of its Raytex business unit. The results of the Raytex operation are included in the commission finishing segment. Raytex results have not been accounted for as a discontinued operation as the decision to exit the business was prior to the change in accounting standards as it relates to discontinued operations. The Raytex plant and equipment are available for sale.

BUSINESS SEGMENTS

   Information concerning operating segments for Cone's 2001, 2000 and 1999 fiscal years are incorporated by reference. (See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives" and "Item 8. Financial Statements and Supplementary Data," Notes 18 and 21 of the Notes to Consolidated Financial Statements.)

DENIM

   The denim segment represents Cone's largest segment. Cone believes it is the world's largest producer of denim and its fabrics are used primarily in branded and private label jeans.

   Cone's denim products are primarily designed for use in garments targeted for the middle and upper-end markets, where styling and quality generally command premium fabric prices. Fabric styling is supported by Cone's product development specialists. Because of the nature of the manufacturing process, denim fabric contains variations in color that give it a distinctive appearance. After weaving, denim fabrics and garments are processed further in finishing operations that produce different textures and other altered physical properties. During these processes, Cone's product development specialists generally work in collaboration with customers to assure that fabrics meet customer requirements and can be manufactured efficiently. This creates a strong working relationship that allows Cone to react quickly to its customers' rapidly changing needs.

   Cone identifies its denims as "value-added" and "basic." Fabric construction, yarn variations, finishes and new product introductions distinguish value-added denims. Basic denims are less differentiated by styling with competition being primarily on the basis of price, quality and service.

   Cone's value-added denims are sold principally to brand name apparel companies, specialty retailers and brand name garment producers. Although most of Cone's basic denims are designed for the upscale segment of these markets, Cone also produces high-quality basic heavyweight blue denim, primarily at Parras Cone, to service the mass-market distribution channel. Sales of basic denims constituted approximately 37% and 38% of Cone's total denim sales in 2001 and 2000, respectively.

   Cone's largest denim customer is Levi Strauss, whose 501(R) family of jeans are produced solely from Cone's proprietary fabrics. Other customers include Gap Inc. (The Gap, Old Navy and Banana Republic), V.F. Corporation (Wrangler, Lee, and others), Calvin Klein, Tommy Hilfiger Jeans, Polo Ralph Lauren and JC Penney (Arizona).

   Value-added denims include a variety of woven constructions, colors and weights, with lighter-weight fabrics used primarily in fashion garment silhouettes and women's and children's wear. These fabrics constitute a growing portion of the denim market as recent growth in denim has occurred in fashion silhouettes such as baggy jeans and carpenter pants at the expense of basic five-pocket jeans. Because of their use in higher fashion garments, these denims tend to establish market trends.

   Manufacturing. Cone's denim facilities are modern and flexible and encompass substantially all manufacturing processes necessary to convert raw fiber or yarn into finished fabrics. Cone's U.S. dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, beam dyeing, continuous overdye machinery and raw cotton dyeing equipment. All of Cone's U.S. denim weaving facilities were re-loomed in the late 1990s. In order to reduce operating costs and conserve capital that would have been required for equipment modernization, Cone has been outsourcing a significant portion of its yarn production since early 1999. Additionally, in 2001 Cone consolidated the denim operations of the Haynes and Florence facilities, which reduced costs and U.S. manufacturing capacity.

   In addition to its U.S. facilities, Cone has a 50% equity interest in Parras Cone, a low-cost producer of high-quality basic denims located in Mexico. Under a marketing agreement with its partner, Cone markets and distributes 100% of the fabric production of Parras Cone. Parras Cone plans to expand its productive capacity by approximately 35% in the near future. This expansion will make Parras Cone even more efficient and allow expanded relationships with key customers.

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

   Competition. The denim business is highly competitive. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved.

   No single company dominates the industry and domestic and foreign competitors range from large integrated enterprises to small niche companies. Competition is in the form of both domestic and foreign piece goods and imported apparel garments from Mexico, Asia and other areas. The migration of garment manufacturing facilities to Mexico and Caribbean countries, the strength of the U.S. dollar and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting Cone's business environment. Cone believes that the financial instability of certain of its domestic competitors is enhancing Cone's image as an industry leader. Cone's competitiveness with producers from other countries is influenced by tariffs, transportation costs, the relative value of the U.S. dollar and any foreign subsidies. Any failure of Cone to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on Cone's results of operations and financial position.

   In recent years, as a result of the competitiveness of the apparel business and the criticality of low wage costs for garment producers Cone has explored a number of international initiatives. Its objectives for expansion into Mexico included seeking access to the Mexican distribution system to sell Cone's products, as well as access to lower cost cut-and-sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. Cone is also seeking to gain production cost advantages while benefiting from its technological expertise. As the garment industry has migrated to Mexico from the U.S., Cone has benefited from Parras Cone's cost structure and location, and Cone's U.S. marketing and support infrastructure.

   Growth of imported denim bottoms has been rising since the beginning of 1998 with most of the growth coming from Mexico. Mexico is the dominant player in denim bottom imports to the U.S., representing approximately 56% of total units imported in 2001. There has been a steady increase in U.S. fabric exports to Mexico over the past few years, with a recent decline as a result of consumer market conditions. In 2001, U.S. fabric made up approximately 40% of the Mexican denim apparel imports in the U.S. The Far East, at approximately 13% of total unit imports, is another important player, as imports from the region represented approximately 46% of the total increase in units imported in 2001.

   In 1999, Cone announced plans to continue its denim manufacturing expansion in Mexico. Cone has a strategic project to co-develop an industrial park and to build a denim facility in Altamira, Tamaulipas, Mexico. This project as announced will initially have two components: 1) a 50/50 joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park with each company individually owning land for its respective textile operation and contracting with the jointly owned service company for infrastructure services, such as water, power and wastewater treatment, and 2) a 100% owned denim plant with an initial annual capacity of 20 million yards expandable to 40 million yards. Cone invested approximately $10 million in the infrastructure of the industrial park, which was completed in February 2001. It is Cone's goal to start the construction of the denim facility when financing is secured. Cone has not arranged the required financing at this date and there is no assurance that it will be able to obtain financing on terms and conditions acceptable to Cone. (See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives.")

   Cone is continuously assessing the feasibility of non-U.S. manufacturing platforms and alliances within certain trade blocs in order to compete more effectively in its markets.

   Seasonality. Demand for Cone's denim and the level of Cone's sales fluctuate moderately during the year. There are three retail selling seasons: spring, fall (back-to-school) and the holiday season. Cone's sales for a particular selling season generally begin six months in advance of that season.

   Marketing and Sales. Cone's marketing focus is to serve brand name apparel customers through the development of products that are recognized in the marketplace for their distinctive quality, durability and styling. Styles of Cone's denim fabrics vary in color, finish, weight and construction, depending upon fashion trends and the needs of the specific customer. Cone's product development specialists monitor fashion trends throughout the U.S., Europe, Far East and South America, attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research. In addition, Cone maintains an international focus with a long history of distributing its products internationally. In 2001, Cone exported approximately 49% of its denim sales.

   The denim marketing group is headquartered in Greensboro, North Carolina with sales offices in New York, San Francisco, Los Angeles, Dallas and Brussels to provide a more direct working relationship with the customer. In addition, Cone has sales agents in Europe, Japan, Hong Kong, and throughout Central and South America, and it maintains support services in trade financing, traffic and transportation in order to support its international presence. Cone's strategy is to service its international customers with the same degree of commitment to quality, service and fabric development as its domestic customers.

   Cone's denim exports were approximately $174 million, $185 million, and $154 million in 2001, 2000 and 1999, respectively.

   Raw Materials. Cotton is the primary raw material for Cone's fabric manufacturing operations, its purchased yarn and greige goods (fabrics that have not been dyed or finished). United States agricultural programs affect the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. The U.S. Department of Agriculture provides several programs to keep the effective price to cotton purchasers competitive with world levels while protecting the grower. Step 2 of the Federal Agriculture Improvement and Reform Act provided a formula for payments to users of domestically produced cotton when domestic cotton prices exceeded world prices for a period of time. Funds for these payments were depleted in December 1998. The Step 2 program received additional funding in October 1999. Cone received Step 2 equalization payments during 2001 and 2000. Cone will be eligible for equalization payments in 2002. Although management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, Cone's competitiveness may be materially adversely affected, as Cone cannot always fully pass increased cotton costs on to its customers. (See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.")

   Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although Cone has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could materially adversely affect Cone's operations. (See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.")

   Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and options contracts. Management believes that its cotton purchasing program has resulted in lower overall cotton prices than if cotton were purchased solely on a spot market basis or by solely matching cotton purchases with product sales. Since prices for forward purchase contracts are sometimes fixed in advance of shipment, Cone may benefit from its fixed-price purchases of cotton if prices thereafter rise, or fail to benefit if prices subsequently fall. There can be no assurance the forward purchase contracts and hedging transactions will not result in higher cotton costs to Cone or will protect Cone from price fluctuations.

   Cone also purchases yarn, greige goods and dyes and chemicals. Based on Cone's strategy to limit its investment in yarn manufacturing in the future, it has formed alliances and, in some cases, entered into supply contracts with yarn manufacturers to help ensure adequate supplies at competitive prices. Pursuant to its decision to outsource an increased portion of its yarn manufacturing, Cone entered into a supply agreement with Parkdale America, LLC, during 1999, which expires in 2004. Additional yarn and other materials used by Cone have normally been available in adequate supplies through a number of suppliers.

   Trade. The North American Free Trade Agreement ("NAFTA"), which became effective on January 1, 1994, created a free-trade zone among Canada, Mexico and the U.S. NAFTA contains safeguards that were sought by the U.S. textile industry, including a rule of origin requirement that products be processed in one of the three countries in order to benefit from the agreement. NAFTA phased out all trade restrictions and tariffs on textiles and apparel among the three countries. NAFTA has been responsible in part for Mexico recently surpassing China as the largest exporter of apparel to the U.S. NAFTA and the Caribbean Basin Initiative program, through favored quota and tariff treatment, have accelerated the shift in production of garments to sources in this hemisphere, indirectly benefiting U.S. textile producers and Cone. Cone's Mexican joint venture, Parras Cone, benefits from its access to U.S. markets and has benefited from NAFTA.

   The U.S. Congress approved the Trade and Development Act of 2000. This legislation granted trade benefits to the countries in the Caribbean for certain textile and apparel products roughly equivalent to those available to Mexico under NAFTA. The provisions of the legislation affecting the countries in the Caribbean have resulted in increased shipments of Cone fabric to the area for garment production. This legislation also increased the trade benefits available to the countries in Sub-Saharan Africa for certain apparel products shipped to the U.S. market. The provisions of this legislation benefiting Sub-Saharan Africa nations have led to increased imports from the region. At this time the ultimate impact of the legislation on the U.S. textile and apparel industry and Cone is impossible to predict.

   The impact of multilateral agreements intended to liberalize global trade could also significantly affect U.S. textile producers and Cone. The World Trade Organization ("WTO") is overseeing the phase-out of textile and apparel quotas over a 10-year period through 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China has recently gained admission to the WTO. As one of the world's major textile and apparel producing countries, China's admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations into the U.S. market, and there could be a negative impact on the domestic textile industry, including Cone.

   In response, Cone has focused its operations on the manufacture of fabrics for use in garments that are less vulnerable to import penetration. Management believes the location of Cone's U.S. manufacturing facilities, its 50% interest in the Parras Cone plant in Mexico, and its emphasis on shortening production and delivery times allow Cone to respond more quickly than foreign producers to changing fashion trends and to its domestic customers' demands for precise production schedules and rapid delivery. Cone has invested in technological and process improvements to meet demand for quality and styling.

   In instances where Cone finds its products non-competitive with imports, Cone is pursuing initiatives either to manufacture or source products internationally or to exit the product line.

COMMISSION FINISHING

   The commission finishing segment provides custom printing and plain-shade dyeing services. Commission printers and dyers process fabrics owned by various customers on a contract fee basis. The customers, primarily referred to in the trade as converters, purchase base fabrics from weaving mills and use either internal or external design staffs to create patterns or color direction. The application of design, color, hand, and finish are the key value adding components of a successful commission printer or dyer.

   Carlisle Finishing. The Carlisle plant is a modern, highly complex facility comprised of over one million square feet with expertise in rotary screen printing. In recent years, Cone has invested heavily in computerized color-mixing systems, automated process controls, and communication systems using the Internet to support the competitive strategy of focused attention on quality and service.

   Markets served by the Carlisle plant are home decorative, specialty apparel and craft fabrics, and plain shade apparel. Cone believes that Carlisle is the largest commission printer of home decorative fabrics in the U.S. Key customers in this segment are the Waverly Division of F. Schumacher, P. Kaufmann, Inc. and Covington Fabrics. Key markets for specialty printed products are associated with over-the-counter craft and home sewing, camouflage fabrics for the hunting trade, and baby products. Key customers for this segment include Springs Industries and Schott International.

   Consumer fashion preference heavily influences the market direction of each of these product groups. Contributing factors to fashion include coloration, texture, and design appeal. In recent years, home furnishings print demand has been affected adversely by alternative products, such as yarn-dyed jacquard fabrics and leather products.

   In 1999, Cone restructured the Carlisle operation to reduce cost, improve quality and more aggressively position itself in the market place. These efforts have been successful in returning the operation to profitability. Market competitive forces resulted in the closing of several competitors in 2000, including Carlisle's largest home decorative competitor. These closings significantly reduced the available number of domestic printers for some key fabrics that Cone believes will benefit Carlisle.

   Raytex Finishing. In December 2000, Cone announced its intent to cease operations at the Raytex plant and exit those markets. The closing of the Raytex plant was completed in the first quarter of 2001. The first quarter 2001 results were affected negatively by operating inefficiencies associated with closing the Raytex plant.

DECORATIVE FABRICS

   The decorative fabrics segment consists of the Cone Jacquards operation. Cone Jacquards focuses on the design, styling and manufacturing of jacquard products primarily for the furniture, top-of-the-bed and novelty markets. Customers work side-by-side with Cone professionals on CAD/CAM machines to design and revise fabric specifications, which are then sent electronically to the weaving machines for production.

   The manufacturing facility, built in 1995, is a state-of-the-art weaving platform with a mix of wide and narrow weaving equipment. Yarn is procured from multiple sources including Cone's denim operation. Woven fabric is finished at outside finishers. Cone Jacquard's manufacturing configuration gives it a high degree of flexibility to match production with customer demand.

   Fabrics are produced for furniture manufacturers, distributors, specialty product manufacturers, jobbers and retailers. Key customers include Valley Forge Fabrics, Westpoint Stevens and Sure Fit, Inc. Cone Jacquard fabrics are marketed domestically and internationally, primarily through dedicated sales agents.

   On August 10, 2001, Cone sold substantially all of the assets, with the exception of outstanding accounts receivable, of the John Wolf converted fabrics business, a component of its decorative fabrics segment, to an unrelated third party and exited the decorative fabrics converting business.

   Competition. The decorative fabrics business is highly competitive and Cone Jacquards competes primarily on the basis of product styling, quality, sales initiative and service. Cone Jacquards competes with a large number of domestic and foreign suppliers.

   Seasonality. Demand for Cone's jacquards fabrics and the level of Cone's sales fluctuate moderately during the year with January being a seasonally slow period.

KHAKI

   On October 30, 2001, Cone announced its decision to exit the khaki business segment because Cone was not a leader in this category and Cone believes the long-term outlook for khaki fabrics produced in North America is negative. Cone will not have any significant continuing involvement in the khaki business and has accounted for the results as discontinued operations.

OTHER SEGMENT

   The "Other" segment consists of miscellaneous ancillary operations.

TRADEMARKS, COPYRIGHTS AND PATENTS

   Cone owns several registered trademarks containing the "Cone" name and various designs. In addition, Cone holds various other trademarks, trade names, copyrights and patents used in connection with its business and products, both domestically and internationally. Cone believes that the name recognition of Cone and its reputation for quality, service and product development have value in both domestic and international markets.

CUSTOMERS

   Cone has one customer, Levi Strauss, which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 37%, 38% and 35% of net sales in 2001, 2000 and 1999, respectively. The loss of Levi as a customer, or a significant reduction in its purchases from Cone, would have a material adverse effect on Cone's financial position and results of operations.

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

   The Supply Agreement expires in March of 2007 and is automatically extended each year, unless either party gives notice otherwise, so that the remaining term is five years. Following a change in control, the Supply Agreement would terminate at the end of a three-year supply arrangement or of the lease term, as the case may be. Additionally, Levi may terminate the Supply Agreement at any time upon 30 days' written notice and either party may terminate the Supply Agreement in the event of the other party's insolvency, bankruptcy or occurrence of a similar event.

BACKLOG

   Cone's order backlog was approximately $68 million at January 27, 2002, as compared to approximately $115 million at January 28, 2001. Denim accounted for 94% of the order backlog at January 27, 2002. The decrease in Cone's order backlog is attributable to changes in economic conditions and the shortening of product delivery schedules demanded by Cone's customers.

   Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, Cone has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 27, 2002, will be filled within the first four months of 2002.

RESEARCH AND DEVELOPMENT

   Cone's research and development activities are directed primarily toward improving the quality, styling and performance of its apparel fabrics and other products and services. Cone also is engaged in the development of computer-aided design and manufacturing systems and other methods of improving the interaction between Cone's stylists and its customers. These activities are conducted at various facilities, and expenses related to these activities are an immaterial portion of Cone's overall operating costs.

GOVERNMENTAL REGULATION

   Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on Cone. However, existing government regulations are not expected to have a material effect on Cone's financial position, operating results or planned capital expenditures. Cone has an environmental protection committee and a workplace safety organization.

EMPLOYEES

   At January 31, 2002, Cone employed approximately 3,300 persons, of whom approximately 550 were salaried and approximately 2,750 were hourly employees. Of such hourly employees, approximately 860 are represented by collective bargaining units. Based upon its records relating to the withholding of union dues from employee compensation, Cone believes that approximately 360 of its employees are dues-paying union members. Cone has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

                               ITEM 2. PROPERTY

   As of March 2002, Cone's U.S. manufacturing facilities consist of five plants, four located in North Carolina and one in South Carolina, with approximately 4.0 million square feet of floor space. The denim segment operates three plants, and each of the commission finishing and the decorative fabrics segments operates one plant. Cone also maintains several distribution centers and warehouses. Internationally, Cone has a 50% interest in a 575,000 square foot denim manufacturing facility in Parras, Mexico.

   All such facilities are maintained in good condition and are both adequate and suitable for their respective purposes. Cone's manufacturing facilities are substantially utilized except for those portions of the facilities formerly used for yarn manufacturing.

   All U.S. manufacturing facilities are pledged as security for Cone's indebtedness under its debt agreements. The Parras Cone denim facility serves as collateral for a portion of the debt of the joint venture company.

   Cone leases its executive and administrative offices, located in Greensboro, North Carolina, and other offices, located in various U.S. cities and Brussels, from unrelated third parties. In the fourth quarter of 2001, Cone moved its corporate headquarters into substantially smaller space, thus reducing its annual occupancy costs by more than $1 million.

   In January 2002, Cone closed the remaining manufacturing processes at its Florence denim plant, located in Forest City, North Carolina, which contains
0.2 million square feet of floor space. In the first quarter of 2001, Cone closed its Raytex plant, located in Marion, South Carolina, which contains 0.3 million square feet of floor space. In addition, Cone owns its Salisbury, North Carolina plant, closed in 1999, which contains approximately 0.5 million square feet of floor space. All three facilities are classified as available for sale. Also, during 1999, Cone closed the yarn manufacturing portions of two North Carolina facilities, Florence and Cliffside, which constitute approximately 0.2 million square feet of floor space.

                           ITEM 3. LEGAL PROCEEDINGS

   Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of December 30, 2001, no significant litigation existed.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

                 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

NAME                  AGE POSITION WITH THE COMPANY
----                  --- -------------------------
John L. Bakane....... 51  Director, President and Chief Executive Officer

Gary L. Smith........ 43  Executive Vice President and Chief Financial Officer

Thomas E. McKenna.... 43  Executive Vice President, Denim Merchandising and Marketing

Michael J. Whisenant. 57  Executive Vice President, Denim Operations

Neil W. Koonce....... 54  Vice President, General Counsel and Secretary

Michael K. Horrigan.. 47  Vice President, Human Resources

Marvin A. Woolen, Jr. 61  Vice President, Cotton Purchasing

Samir M. Gabriel..... 44  Controller

W. Scott Wenhold..... 37  Treasurer

   All officers of the Registrant are elected or reelected each year at the Annual Meeting of the Board of Directors or at other times as necessary. All officers serve at the pleasure of the Board of Directors and until their successors are elected and qualified.

   John L. Bakane joined Cone in 1975. He was named Chief Financial Officer in 1988 and was elected to the Board of Directors in 1989. He was elected Executive Vice President in 1995. In November 1996, he assumed responsibility for management of the Denim Group of Cone and in April 1997 he was appointed President of Cone Apparel Products Group. He was appointed Chief Operating Officer in April 1998, and served in such capacity until elected President and Chief Executive Officer in November 1998.

   Gary L. Smith was employed by Cone in 1981 and was serving as Manager of Business Analysis when he was elected Assistant Controller in 1994. He was named Controller in December 1996, Executive Vice President in February 1999 and Chief Financial Officer in November 1999.

   Thomas E. McKenna was employed by Cone in 1981. He worked in Cone's San Francisco, Brussels, and Singapore sales offices prior to being named Vice President, National Sales and Merchandising in June 1997. He was named Senior Vice President, Sales and Marketing in March 1999 and Executive Vice President, Denim Merchandising and Marketing in May 2001.

   Michael J. Whisenant was employed by Cone in 1967. He has served in plant management, product development and product quality. He was named Vice President, Technical Services and Product Quality in October 1996 and named Senior Vice President, Operations in March 1999. He was appointed Executive Vice President, Denim Operations in May 2001.

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

   Marvin A. Woolen, Jr. was employed by Cone in July 1995 as Director of Cotton Purchasing. He was elected Vice President in 1997. He has been in the cotton sales, merchandising, purchasing, classing and shipping business since 1971. From 1988 to 1995 he was President of Rollins Company, a cotton shipping firm.

   Samir M. Gabriel was employed by Cone in 1988. He has held a variety of positions in Cone's Finance Department including Manager of Accounting from March 1994 to May 1999, Director of Accounting from June 1999 to May 2000, and Director of Cost Accounting from June 2000 to April 2001. He was appointed Controller in May 2001.

   W. Scott Wenhold was appointed Treasurer in January 2001. He served as Director of International Treasury of Johnson Controls, Inc. from September 1999 to December 2000. Prior to joining Johnson Controls, Inc., he was employed by Fort James Corporation where he served as Assistant Treasurer from July 1998 to July 1999, Director of Corporate Finance from August 1997 to July 1998, and Manager of Corporate Finance from April 1994 to August 1997.

                                    PART II

         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                              STOCKHOLDER MATTERS

   Cone's Common Stock has traded on the New York Stock Exchange under the ticker symbol "COE" since June 18, 1992, the date of its public offering. The approximate number of holders of record of Cone's Common Stock as of January 31, 2002, was 300.

   Information required by this Item on the sales prices and dividends of the Common Stock of Cone are incorporated in "Note 23. Quarterly Financial Data (Unaudited)" of "Item 8. Financial Statements and Supplementary Data" and is incorporated herein by reference.

                        ITEM 6. SELECTED FINANCIAL DATA

                        HISTORICAL FINANCIAL REVIEW (1)

                                                                        2001          2000    1999   1998(2)  1997
                                                                       ------        ------  ------  ------- ------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA AND NUMBER
                                                                                      OF EMPLOYEES)
Summary of Operations
 Net Sales........................................................... $449.9        $552.6   $548.9  $660.9  $645.3
 Cost of Goods Sold..................................................  409.5         488.5    498.8   596.8   586.2
                                                                       ------        ------  ------  ------  ------
 Gross Profit........................................................   40.4          64.1     50.1    64.1    59.1
 Selling and Administrative..........................................   35.8          38.4     39.1    50.7    49.6
 Restructuring and Impairment of Assets..............................   19.9          38.5     16.0    17.1     5.2
                                                                       ------        ------  ------  ------  ------
 Income (Loss) from Operations.......................................  (15.3)        (12.8)    (5.0)   (3.7)    4.3
 Other Expense -- Net................................................   20.1          22.2     13.9    12.1    11.7
                                                                       ------        ------  ------  ------  ------
 Loss from Continuing Operations Before Income Tax Benefit and Equity
   in Earnings of Unconsolidated Affiliates..........................  (35.4)        (35.0)   (18.9)  (15.8)   (7.4)
 Income Tax Benefit..................................................  (12.1)        (12.0)    (6.6)   (6.3)   (3.0)
                                                                       ------        ------  ------  ------  ------
 Loss from Continuing Operations Before Equity in
   Earnings of Unconsolidated Affiliates.............................  (23.3)        (23.0)   (12.3)   (9.5)   (4.4)
 Equity in Earnings of Unconsolidated Affiliates.....................    0.2           2.7      1.7     5.2     2.6
                                                                       ------        ------  ------  ------  ------
 Loss from Continuing Operations.....................................  (23.1)        (20.3)   (10.6)   (4.3)   (1.8)
 Loss from Discontinued Operations...................................  (13.4)         (5.0)    (7.5)   (2.4)   (7.6)
 Cumulative Effect of Accounting Change (3)..........................     --            --     (1.0)     --      --
                                                                       ------        ------  ------  ------  ------
 Net Loss............................................................ $(36.5)       $(25.3)  $(19.1) $ (6.7) $ (9.4)
                                                                       ======        ======  ======  ======  ======
 Loss Available to Common Stockholders
   Loss from Continuing Operations................................... $(23.1)       $(20.3)  $(10.6) $ (4.3) $ (1.8)
   Preferred Dividends...............................................   (4.2)         (3.8)    (3.0)   (2.9)   (2.9)
                                                                       ------        ------  ------  ------  ------
   Loss from Continuing Operations...................................  (27.3)        (24.1)   (13.6)   (7.2)   (4.7)
   Loss from Discontinued Operations.................................  (13.4)         (5.0)    (7.5)   (2.4)   (7.6)
   Cumulative Effect of Accounting Change (3)........................     --            --     (1.0)     --      --
                                                                       ------        ------  ------  ------  ------
   Net Loss.......................................................... $(40.7)       $(29.1)  $(22.1) $ (9.6) $(12.3)
                                                                       ======        ======  ======  ======  ======
 Per Share of Common Stock -- Basic and Diluted
   Loss from Continuing Operations................................... $(1.07)       $(0.94)  $(0.53) $(0.28) $(0.17)
   Loss from Discontinued Operations.................................  (0.52)        (0.20)   (0.30)  (0.09)  (0.30)
   Cumulative Effect of Accounting Change (3)........................     --            --    (0.04)     --      --
                                                                       ------        ------  ------  ------  ------
                                                                      $(1.59)       $(1.14)  $(0.87) $(0.37) $(0.47)
                                                                       ======        ======  ======  ======  ======
Balance Sheet Data (at period end)
 Total Assets........................................................ $334.4        $423.2   $472.8  $488.5  $506.6
 Long-Term Debt......................................................  173.7         182.1    198.8   172.1   150.4
 Stockholders' Equity................................................   86.6         126.4    157.5   181.9   196.5
 Long-Term Debt as a Percent of Stockholders' Equity and Long-Term
   Debt..............................................................     67%           59%      56%     49%     43%
 Shares Outstanding..................................................   25.7          25.5     25.5    25.4    26.2
Other Data
 Number of Employees at Period End...................................  3,300         4,300    4,300   6,200   6,100
 Capital Expenditures................................................ $  7.1        $ 10.0   $ 13.2  $ 32.8  $ 36.3
 Investments in and Advances to Unconsolidated Affiliates............    1.0           6.7      0.7     3.5     1.6
 Common Stock Dividend Paid (4)......................................     --            --       --      --      --

--------
(1) Prior years have been restated to reflect discontinued operations.
(2) Fiscal 1998 represents a 53 week period.
(3) In accordance with Statement of Position 98-5, "Reporting the Costs of Start-up Activities", Cone recognized a charge of $1.0 million in 1999, Cone's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change, net of income tax benefit.
(4) Financing agreements of Cone prohibit Cone from paying dividends on its Common Stock.

          ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
                      OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

   For the fiscal year 2001, Cone had net sales from continuing operations of $449.9 million, down substantially from net sales from continuing operations of $552.6 million in 2000. Sales for the year were negatively impacted by the economic recession, lower prices and retail inventory liquidations that occurred throughout the year. For the year 2001, after excluding charges associated with the Reinvention Plan and the closing of Raytex, Cone reported substantially reduced operating results from continuing operations, as compared with 2000. Operating results were negatively impacted by general economic conditions, raw material costs and the events beginning September 11, 2001, which further disrupted retail sales and business activity. By year-end, Cone had essentially finalized the implementation of its Reinvention Plan including initiatives to produce cost savings and profit improvements of approximately $27 million.

   Denim results in 2001 were disappointing, as compared with 2000. Results for 2001 were adversely affected by retailers' continuous inventory liquidation throughout the year and an economic recession, all of which continued to place pressure on top line sales and forced reduced operating schedules at the plants. Cone exited the khaki business in 2001 because of a deteriorating U.S. khaki market and a lack of critical mass within Cone for this business. Denim pricing continued to be difficult as a result of the economic conditions, inventory liquidations and a chronic industry over-capacity condition. Commission finishing at Cone's Carlisle plant continued its trend of improving operating results. The Raytex operation, the other component of the commission finishing segment, was closed in February of 2001. In August 2001, Cone sold its John Wolf business and, despite difficult industry conditions, has managed to post positive operating results.

   Management believes that one of the most significant factors affecting operating margins is the price of cotton, which varied between the $.50s and $.70s per pound through much of 1999 and 2000. In 2001 cotton prices fell as low as $.28 per pound. Cone purchased cotton at fixed prices for delivery in 2002. While Cone believes that its cotton commitments are at competitive levels, lower prices could adversely affect Cone because of its forward purchases. Whether cotton prices are lower or higher in 2002 compared with 2001 will depend upon factors such as the strength of the U.S. economy, global supply and demand conditions as they impact the export of U.S. cotton and the level of equalization payments received under the U.S. government cotton program.

   Other significant factors that influence Cone's operating results and financial condition include general business cycles, consumer fashion preferences, changes in demand for print fabrics, international trade conditions, the relative strength of the U.S. dollar and market interest rates, as well as the availability and terms of debt financing.

   In the fourth quarter of 2001, the U.S. economy was in the midst of a recession. By the end of 2001 the U.S. textile industry had experienced its worst year in history. A number of Cone's competitors either filed for protection under Chapter 11 of the Federal Bankruptcy Code in the fourth quarter of 2001 or the first quarter of 2002 or exited Cone's business segments. It is difficult to forecast when the economy will improve; however, a number of economists believe the turn will come in the spring of 2002. Assuming improved economic conditions, the exit of certain competitors and lower cotton costs, Cone expects improved operating results beginning in the second quarter of 2002. As a result of the slowing economy, the Federal Reserve Bank reduced its benchmark interest rate 11 times during 2001 to a 40-year low of 1.75%. However, Cone expects its interest rate to remain essentially flat because of increased rates related to the extension of its bank credit facility and the maturity of its senior note to January 15, 2003.

LONG-TERM STRATEGIC INITIATIVES

   The environment in which Cone operates is extremely difficult. The relative strength of the U.S. dollar, weakness in consumer spending and reduction in business investment have pushed the U.S. manufacturing sector into a recession. Textiles in particular have been affected adversely by the relative strength of the U.S. dollar in comparison to the currencies of many Asian countries. The currency effect, global oversupply of apparel and textiles, retail consolidation and the slowing in consumer spending have resulted in extreme volume and pricing pressures for Cone's products. These conditions are expected to continue through early 2002.

   Cone's business strategy is to invest and grow in its core franchises where it is recognized as a market leader. As a result of economic and industry conditions, Cone is focused on four initiatives: (1) engage in businesses in which Cone believes it is an industry leader; (2) retain, attract, motivate and focus a talented and capable management team; (3) migrate to low-cost manufacturing platforms for commodity products; and (4) attract and efficiently invest capital.

   On May 24, 2001, Cone announced the initiation of its Reinvention Plan. The objectives of the Reinvention Plan were (1) to produce $30 to $40 million in annual cost savings or improvement in operating results of under-performing businesses and (2) to market actively non-core assets including idle plants, property, equipment and excess inventories with a cash generation target of $15 to $25 million over 18 months.

   The Reinvention Plan initially had four components: (1) workforce reductions; (2) changes in employee pay and benefit practices; (3) streamlining of Cone's business practices, which included a broad range of items from maintenance scheduling to vendor sourcing practices to the consolidation of denim operations to reduce U.S. capacity; and (4) improvement of the performance of the khaki and John Wolf converted fabrics businesses. Subsequently, Cone decided to exit the khaki business and sell its John Wolf converted fabrics business.

   To date the implementation of the Reinvention Plan has resulted in the reduction of the workforce by approximately 640 employees, primarily at Cone's corporate office and the Rutherford County facilities, the freezing of benefits for salaried employees in the qualified and nonqualified pension plans, changes in business practices, and the consolidation of the Haynes and Florence denim facilities.

   Based upon economic and industry conditions as well as its business leadership criteria, Cone made the decision to sell the John Wolf business on August 10, 2001. Cone did not have the size and scale to be able to compete efficiently in this business and in turn was unable to develop a business outlook that would provide an appropriate return on its investment in this operation. Cone received net proceeds of approximately $9 million from the sale including the collection of accounts receivable.

   In addition, Cone exited the khaki business in the fourth quarter of 2001. The decision was primarily based on the fact that Cone was not a leader in this category and believed the long-term outlook for khaki produced in North America to be negative. At the end of 2001, the exit of the khaki segment was substantially complete. Cone will not have any significant involvement in the John Wolf and khaki businesses and has accounted for their results as discontinued operations under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

   Cone has enacted initiatives to date that are expected to yield approximately $30 million in annualized cost reduction, loss avoidance or business improvements. For 2002, Cone has targeted additional initiatives that are expected to yield $2 to $4 million in additional savings per year.

   In keeping with its strategy to reduce overhead costs, Cone relocated its corporate headquarters to smaller, leased offices in December 2001. Cone also relocated to smaller office space at its New York marketing office during 2001.

   During the course of 2001, Cone became a much simpler company with three main businesses. Cone believes it is the largest denim producer, the largest commission printer and finisher and a leader in U.S. wide-jacquard weaving. These three businesses had positive operating income in 2001.

   Cone's strategy is focused on the growth of its denim business by expanding capacity in Mexico. In 1999, Guilford Mills, Inc. and Cone entered into a 50/50 joint venture to develop and operate a new textile and apparel industrial park in Altamira, Tamaulipas, Mexico. Each company individually owns land for its respective textile operation and will contract with the jointly owned service company for infrastructure services, such as water, power and wastewater treatment. Cone plans to build a denim plant on its property with an initial capacity of 20 million yards when financing is available. Depending upon the ultimate size and configuration, Cone expects to invest between $60 and $90 million in the initial denim facility. The funds required for the denim facility will require debt or equity financing and certain modifications to its current debt structure and lending agreements. Cone has not arranged financing or modified its debt structure or lending agreements to date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

   Cone and its joint venture partner, CIPSA, have agreed to expand Parras Cone's production capacity by up to 35%. As a result of a slowdown in the economy and an overall softness in basic denim in 2001, the expansion has been delayed until financing can be secured. The expansion will be financed by Parras Cone with internally generated cash flow and debt. Financing for the expansion has not been finalized and there can be no assurance that such financing will be available on acceptable terms and conditions. Cone will continue to market and distribute 100% of the fabric production at Parras Cone.

SEGMENT INFORMATION

   Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Notes 18 and 21 of the Notes to Consolidated Financial Statements included in Part II, Item 8.)

RESULTS OF OPERATIONS

FIFTY-TWO WEEKS ENDED DECEMBER 30, 2001 COMPARED WITH FIFTY-TWO WEEKS ENDED DECEMBER 31, 2000

   For the year 2001, Cone had sales from continuing operations of $449.9 million, as compared with sales of $552.6 million for 2000. Sales for the year were negatively impacted by the economic recession, lower prices and retail inventory liquidations.

   Gross profit for 2001 decreased to 9.0% of sales, as compared with 11.6% for the previous year. The decline in gross profit for 2001 was a result of lower sales volume, increased cotton costs to Cone, curtailed manufacturing operating schedules and continued pressure on prices.

   DENIM. For 2001, denim segment sales were $352.0 million, a decrease of 19% from 2000 sales of $434.6 million. In late 2000, retailers continued to build inventory for the holiday season, which turned out to be disappointing, forcing retailers to liquidate overstocked inventory. This liquidation continued into a downward spiraling economy through most of 2001, which placed further pressure on pricing.

   Operating income of the denim segment for 2001 was $13.4 million, as compared to 2000 income of $35.1 million. The decrease in income resulted primarily from lower sales volume and curtailed manufacturing operating schedules after the first quarter of 2001. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which declined from 2000 amounts because of lower sales and curtailed operating schedules in the second half of the year. Parras Cone primarily produces denim for the basic denim market, which was the hardest hit segment of the denim market in 2001.

   COMMISSION FINISHING. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consisted of the Carlisle and Raytex plants, were $55.8 million for 2001, as compared to 2000 sales of $64.2 million. The majority of the sales decline resulted from ceased operations at Raytex in February 2001. Exclusive of Raytex sales of $2.0 million for 2001 and sales of $16.9 million for 2000, outside commission finishing sales actually increased 13.8% in 2001.

   Operating income for the commission finishing segment in 2001 was $2.3 million, as compared to an operating loss of $6.6 million in 2000. Raytex had an operating loss of $0.9 million in 2001, as compared to a loss of $6.7 million in 2000. Carlisle continued its turnaround during the year despite a very difficult economic operating environment. The improvement in operating income was primarily attributable to the closing of Raytex, improved operating efficiencies, increased sales volume and better sales mix.

   DECORATIVE FABRICS. For 2001, sales from continuing operations of the decorative fabrics segment were $41.8 million, down from $53.0 million in 2000. A declining home furnishings market primarily affected sales. Operating income for 2001 was $0.8 million, as compared to $2.3 million in 2000. Operating results were affected by lower sales volume partially offset by improved operating efficiencies.

   Cone's selling and administrative expenses are primarily fixed expenses and, therefore, do not vary directly with sales. Selling and administrative expenses for 2001 were $35.8 million, as compared with $38.4 million in 2000. The lower expenses in 2001 were primarily a result of savings related to the Reinvention Plan, which were partially offset by higher bank and legal fees associated with Cone's financing agreements.

   Interest expense for 2001 was $17.7 million, as compared with $18.4 million in 2000. Other expense of $3.0 million in 2001 includes ongoing expenses of the accounts receivable securitization program, as compared to other expense of $5.3 million in 2000, of which $4.4 million was related to the accounts receivable securitization program in that year.

   For 2001 and 2000, the income tax benefit as a percent of the pre-tax loss from continuing operations was 34% and 37%, respectively. (See Note 11, "Income Tax Benefit," of the Notes to Consolidated Financial Statements included in
Part II, Item 8.)

   Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.4 million for 2001, as compared with $2.8 million for 2000. In the 2001 period, the plant operated at a lower capacity utilization rate and was impacted negatively by lower selling prices.

   For the year 2001, Cone had a net loss from continuing operations of $23.1 million, or a loss of $1.07 per share after preferred dividends. Including losses associated with the exit of the khaki business and the sale of John Wolf, which were accounted for as discontinued operations, Cone reported a net loss of $1.59 per share after preferred dividends for 2001. By comparison, Cone reported a net loss from continuing operations in 2000 of $20.3 million or a loss of $0.94 per share after preferred dividends. Including losses from discontinued operations, Cone reported a net loss of $1.14 per share after preferred dividends. The 2000 results included charges to reflect the closing of the Raytex facility.

FIFTY-TWO WEEKS ENDED DECEMBER 31, 2000 COMPARED WITH FIFTY-TWO WEEKS ENDED JANUARY 2, 2000

   For the year 2000, Cone had sales from continuing operations of $552.6 million, as compared with sales from continuing operations of $548.9 million for 1999. Denim segment sales and decorative fabrics segment sales were each up 6.3% and 17.8%, respectively, partially offset by weaker commission finishing sales primarily at the Raytex facility.

   Gross profit for 2000 increased to 11.6% of sales, as compared with 9.1% for the previous year. The improved gross profit for 2000 was a result of realization of benefits of the 1999 comprehensive restructuring program and improved capacity utilization in the denim operations partially offset by lower denim prices, weak market conditions for Raytex and poor results for the decorative fabrics segment.

   DENIM. For 2000, denim segment sales were $434.6 million, an increase of 6.3% from 1999 sales of $409.0 million. Sales volume on a yardage basis for the denim segment increased by 11.3% as the denim market recovered from a 1999 downturn. In early 2000, Cone began to experience improvements in denim market conditions, including more denim at retail and a fashion shift back to basic five-pocket jeans. These market improvements continued to the year-end holiday season, which was considered a disappointment as the economy slowed in late 2000.

   Operating income of the denim segment for 2000 was $35.1 million, or 8.1% of sales, compared with $26.5 million, or 6.5%, for 1999. The increased margin and income resulted primarily from higher sales volume, improved plant operating schedules after the first quarter of 2000 and the benefit of liquidating approximately $12 million of inventory at previous year cost levels. These increases in operating profit were partially offset by lower sales prices and cost increases. Results of the segment also reflected marginally lower cotton costs. Operating income for the segment includes Cone's equity in earnings from the Parras Cone joint venture plant.

   COMMISSION FINISHING. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consisted of the Carlisle and Raytex plants, were $64.2 million for 2000, down 15.9% from $76.3 million for 1999. The majority of this sales decline was at the Raytex plant where the year began with weak top of bed volume, especially from the major retail brands that outsourced production; Raytex's markets continued to deteriorate throughout the year. As discussed previously, these market conditions led to Cone's decision to close the Raytex plant. For Carlisle, overall print market conditions did not improve in 2000. However, because of the closing of several competitors, including its largest home decorative competitor, Carlisle's market share increased at the end of 2000.

   For 2000, the segment had an operating loss of $6.6 million, as compared with a loss of $6.9 million in 1999. The Raytex plant lost $6.7 million in 2000 versus a marginal loss of less than $0.1 million in 1999 on the same basis. Carlisle's results benefited from the 1999 restructuring, downsizing and refocusing of the Carlisle plant. The operating improvements at Carlisle were partially offset late in 2000 by higher energy costs and the start-up costs associated with new business assumed from a competitor's plant upon its closing. Intercompany sales of this segment were to the denim and decorative fabrics segments.

   DECORATIVE FABRICS. For 2000, sales from continuing operations of the decorative fabrics segment were $53.0 million, up 17.8% from sales of $45.0 million for 1999. The decorative fabrics segment had operating income of $2.3 million in 2000, as compared with earnings of $4.2 million for 1999. Results for 2000 were affected negatively by the lack of market demand for Cone's product offerings, start-up expenses associated with increasing capacity and operating efficiencies at the jacquard plant and difficulties with outsourcing.

   YARN-DYED PRODUCTS. Cone ceased manufacturing yarn-dyed products in May 1999. For 2000 there were essentially no sales of yarn-dyed products, as compared with 1999 sales of $17.1 million. For 1999, the yarn-dyed products segment had an operating loss of $5.6 million. The 1999 results include inventory reserves of $1.3 million associated with the closing of the Salisbury plant. In addition to the segment operating losses in 1999, $3.4 million of the restructuring charges in 1999 were attributable to the yarn-dyed segment. These restructuring costs were primarily for the writedown of property, plant and equipment, as well as employee severance costs.

   Cone's selling and administrative expenses are primarily fixed expenses and therefore do not vary directly with sales. Selling and administrative expenses for 2000 were $38.4 million, as compared with $39.0 million in 1999. Selling and administrative expenses in 2000 were affected negatively by higher bank and legal fees associated with Cone's financing agreements.

   Interest expense for 2000 was $18.4 million, an increase of $3.9 million from $14.5 million for 1999. The increase in interest expense was primarily the result of increases in interest rate spreads under new lending agreements and market rates. Other expenses include $4.4 million recognized in 2000 related to the ongoing expense of the new accounts receivable securitization program, which began on September 1, 1999. The comparable number in 1999 was $1.0 million for the new accounts receivable securitization program.

   For 2000 and 1999, the income tax benefit as a percent of the taxable loss was 37% and 39%, respectively. (See Note 11, "Income Tax Benefit," of the Notes to Consolidated Financial Statements included in Part II, Item 8.)

   Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $2.8 million for 2000, as compared with $1.7 million for 1999. In the 2000 period, the plant operated at a higher capacity utilization rate and experienced lower raw material costs.

   For the year 2000, Cone had a net loss from continuing operations of $20.3 million, or $0.94 per share after preferred dividends. For comparison, in 1999, Cone had a net loss from continuing operations of $10.5 million, or $0.53 per share after preferred dividends. However, both years included significant pre-tax restructuring, related expenses and inventory write-downs connected with the exit from certain business segments. In 2000, excluding restructuring and asset impairment charges related to the closing of the Raytex facility, Cone had net income of $1.1 million or, after preferred dividends, a loss of $0.11 per share. For comparison in 1999 excluding special charges, losses from product lines exited in 1999 and the $1.0 million after-tax charge from the cumulative effect of an accounting change related to capitalized start-up costs at Parras Cone, Cone had a pro forma net loss of $0.18 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

   Cone's principal long-term capital components consist of debt outstanding under its Revolving Credit Facility, Senior Note, 8 1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

   On November 9, 2001, Cone entered into agreements both to refinance and extend its Revolving Credit Facility with its existing bank group and to extend the maturity on its Senior Note. The new agreements provide for scheduled amortization and commitment reductions of $10 million during 2002 with a new maturity date of January 15, 2003. In addition, the agreements provide for additional amortization and commitment reductions related to proceeds received by Cone for permitted asset sales and 75% of excess cash flow (as defined in the agreements). Interest rates were increased and new covenant levels were established.

   Financing agreements of Cone prohibit it from paying dividends on its Common Stock.

   The following is a summary of primary financing agreements as of December 30, 2001.

                                                      INTEREST/
                                FACILITY    AMOUNT    DISCOUNT
   FINANCING AGREEMENT         COMMITMENT OUTSTANDING   RATE    MATURITY DATE
   -------------------         ---------- ----------- --------- -------------
                                          ($ AMOUNTS IN MILLIONS)
   8 1/8% Debenture...........   $100.0     $100.0      8.125%  Mar 15, 2005
   Senior Note................     27.2       27.2     13.700   Jan 15, 2003
   Revolving Credit Facility..     68.4       48.0      8.750   Jan 15, 2003
   A/R Securitization Facility     60.0       36.9      5.340   Sept 1, 2004

   At December 30, 2001, Cone had availability under its financing agreements of $13.6 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by borrowing base calculations, as defined in the respective agreements. During 2001, Cone generated cash from operations of $13.7 million, as compared with cash from operations of $35.7 million in 2000. Other sources of cash flow included $4.3 million in proceeds from sales of property and equipment for 2001, as compared with $3.2 million in 2000. Uses of cash in 2001 included $7.0 million for capital expenditures from continuing operations and $1.0 million of net advances to the joint venture industrial park in Altamira, Tamaulipas, Mexico.

   Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, by January 2003, Cone must either refinance or replace the Revolving Credit Facility and Senior Note. If Cone is unable to refinance this debt or is in default, in addition to the amounts owed, Cone will be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of the notice. There is no assurance that Cone will be able to replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. Cone has not yet been able to finance its proposed plant in Altamira, Tamaulipas, Mexico, and its current debt structure will not permit that financing. Cone is in the process of exploring its alternatives related to financing its businesses in both the U.S. and Mexico.

   On December 30, 2001, Cone's long-term capital structure consisted of $173.7 million of long-term debt (including current maturities) and $86.6 million of stockholders' equity. For comparison, Cone had $182.1 million of long-term debt (including current maturities) and $126.4 million of stockholders' equity in 2000. In 1998, Cone entered into a $100 million notional interest rate swap, which converted its 8 1/8% Debentures to a floating interest rate. In the fourth quarter of 2001, Cone terminated the swap for a cash payment of $50,000 converting interest expense on the 8 1/8% Debentures back to a fixed rate.

   Accounts receivable on December 30, 2001, were $28.4 million, as compared with $40.1 million at December 31, 2000. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 68 days of sales outstanding at December 30, 2001 and 60 days at December 31, 2000. The increase in days outstanding was primarily the result of slower pay practices by certain customers.

   Inventories on December 30, 2001, were $62.1 million, down $44.2 million from $106.3 million at December 31, 2000. The reduction is the result of the liquidation of core inventories, writedowns taken as part of Cone's Reinvention Plan, the sale of John Wolf, the exit from the khaki segment and lower cotton and other raw material prices.

   For 2001, domestic capital spending from continuing operations was $7.0 million compared to $9.8 million for the 2000 period. Domestic capital spending in 2002 is expected to be $8 to $9 million financed by internally generated funds.

OTHER MATTERS

   EBITDA from continuing operations, which is presented not as an alternative measure of operating results or cash flow from continuing operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because it is a widely accepted financial indicator of the ability to incur and service debt, is calculated by Cone as follows (in thousands):

                                                 FIFTY-TWO WEEKS ENDED
                                              ---------------------------
                                              12/30/01  12/31/00  1/2/00
                                              --------  --------  -------
     Income (loss) from continuing operations $(15,265) $(12,802) $(5,004)
     Depreciation and amortization...........   20,692    23,853   26,327
     Inventory charges and facility
       consolidation charges.................    7,489     1,875    1,600
     Restructuring and impairment charges....   19,939    38,500   16,017
                                              --------  --------  -------
     EBITDA.................................. $ 32,855  $ 51,426  $38,940
                                              ========  ========  =======

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

   From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of December 30, 2001, no significant litigation existed.

OFF-BALANCE SHEET FINANCING ARRANGEMENTS

   Cone's A/R Securitization Facility is its only off-balance sheet financing arrangement. This facility generates funds by the sale of receivables in the U.S. through Cone Receivables II LLC ("CRIILLC"). CRIILLC's sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement with General Electric Capital Corporation ("GECC"). CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC's assets prior to any value in CRIILLC becoming available to Cone. CRIILLC retains no interests in those receivables transferred to GECC and has not experienced any gains or losses on the transfer of such receivables. Cone believes that minimal counterparty risk exists because of the financial strength of GECC. In addition, the A/R Securitization Facility is essentially asset neutral because of the inverse relationship between the level of accounts receivable and the level of cash proceeds available under the A/R Securitization Facility, subject to funding limits. (See Note 2, "Securitization of Accounts Receivable," of the Notes to Consolidated Financial Statements included in Part II, Item 8.)

TRANSACTIONS WITH RELATED PARTIES

   Cone has various transactions in the normal course of business with its unconsolidated affiliated companies. Cone purchases denim and yarn from Parras Cone under a transfer pricing arrangement that is a part of the Commercial Agreement between Parras Cone, Cone and its joint venture partner CIPSA. Purchases of denim and yarn from Parras Cone were $56.6 million, $70.1 million and $71.2 million in 2001, 2000 and 1999, respectively. Cone received $1.0 million in management fees from Parras Cone in 2001, 2000 and 1999 for production management, cotton buying, administrative support and engineering services. In addition, Cone sold looms to Parras Cone in 2001 for $2.9 million, the approximate net book value of the equipment at the time of sale. Cone also paid $2.2 million, $2.7 million and $1.3 million in marketing fees to CIPSA in 2001, 2000 and 1999, respectively.

CRITICAL ACCOUNTING POLICIES

   Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliated companies are accounted for by both the equity and cost methods, depending upon ownership levels. (See Note 1, "Summary of Significant Accounting Policies," and Note 4, "Investments in Unconsolidated Affiliates," of the Notes to Consolidated Financial Statements included in Part II, Item 8.) Cone has a 15% ownership interest in CIPSA, a denim manufacturer in Mexico. Cone and CIPSA formed a company, Parras Cone, to build and operate a denim manufacturing facility in Parras, Mexico. Each shareholder has a 50% interest in Parras Cone. Accordingly, Cone records the equity in earnings of Parras Cone in its consolidated statements of operations in accordance with accounting principles generally accepted in the United States of America.

   Cone purchases 100% of the fabric production, markets the production to the end customer, handles production scheduling for the plant, provides financial management and cotton purchasing services and provides customer service on behalf of Parras Cone. However, Cone lacks board of director control and does not have sole discretion over Parras Cone's management, which prevents Cone from consolidating the entity.

   Impairment of Assets. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the difference between the carrying amount and fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Cone has made its best estimate of asset impairments as of December 30, 2001. (See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements included in Part II, Item 8.)

   Stock Plans. Cone applies Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its stock option plans, which requires compensation expense for Cone's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Option prices are determined by the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Accordingly, Cone has not recognized compensation expense for any of its options granted. Had SFAS No. 123, "Accounting for Stock Based Compensation," been used as opposed to APB 25, Cone would have recorded compensation expense using a fair value based accounting model. The effect of using SFAS No. 123 would have decreased the net loss per share after preferred dividends to $1.61, $1.17 and $0.89 for 2001, 2000 and 1999, respectively. (See Note 14, "Stock Plans," of the Notes to Consolidated Financial Statements included in Part II, Item 8.)

LONG-TERM DEBT AND CONTRACTUAL OBLIGATIONS

                                   LONG-TERM CONTRACTUAL
                                     DEBT    OBLIGATIONS
                                   --------- -----------
                                      (IN THOUSANDS)
                        2002...... $  3,075    $2,475
                        2003......   72,080     2,192
                        2004......       --     2,000
                        2005......  100,000     1,844
                        2006......       --     1,783
                        Thereafter       --     7,177

   Long-Term Debt. Cone's debt financing consists of its Senior Note, its $68.4 million Revolving Credit Facility and its 8 1/8% Debentures. (See Note 9, "Long-Term Debt," of the Notes to Consolidated Financial Statements included in
Part II, Item 8.)

   Contractual Obligations. Cone has various leases accounted for as operating leases. Future contractual obligations required under these lease agreements represent minimum rental payments totaling $17.5 million. These operating leases are primarily related to office space and production equipment leases.

     ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

   Cone's primary market risk exposures are cotton (commodity) price risk and interest rate risk. At December 30, 2001, Cone had no material exchange rate risk on any of its financial instruments. Cone had no financial instruments, derivative financial instruments or derivative commodity instruments held for trading purposes at December 30, 2001. Fair values for cotton derivatives and long-term debt instruments were estimated with reference to market quotes at year-end.

   Commodity price risk primarily relates to cotton. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors to ensure an uninterrupted supply of appropriate quality and quantities of cotton to cover committed and anticipated fabric sales, and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward contracts and, to a lesser extent, futures and options contracts in its cotton purchasing program.

   The following table provides information about Cone's cotton option contracts that are sensitive to changes in cotton prices. The table presents the number of contracts, the weighted-average strike price and the total dollar contract price by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of cotton under option at December 30, 2001 and December 31, 2000.

                                                EXPECTED
                                                MATURITY  FAIR   MATURITY  FAIR
                                                  2002    VALUE    2001    VALUE
                                                -------- ------- -------- -------
Cotton Options (Puts)
Contract Volume
 (100 bales per contract)......................       NA      NA       NA      NA
Weighted-Average
 Strike Price (per lb.; 500 lbs. per bale avg.)       NA      NA       NA      NA
Contract Amount................................       NA      NA       NA      NA
Cotton Options (Calls)
Contract Volume
 (100 bales per contract)......................      250      NA      350      NA
Weighted-Average
 Strike Price (per lb.; 500 lbs. per bale avg.) $    .46      NA $    .66      NA
Contract Amount................................ $118,500 $11,750 $183,250 $88,750

   Cone's debt instruments are exposed to interest rate risk. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates.

                                     EXPECTED MATURITY DATE
                                   --------------------------        FAIR
                                    2002   2003  2004   2005  TOTAL  VALUE
                                   ------ ------ ----- ------ ------ -----
                                            (DOLLARS IN MILLIONS)
     Long-Term Debt
     Fixed Rate
        Senior Note............... $   -- $ 27.2 $  -- $   -- $ 27.2 $27.3
        Average interest rate (%).  13.95  14.20    --     --  13.96    --
        Debentures................ $   -- $   -- $  -- $100.0 $100.0 $45.0
        Average interest rate (%).   8.57   8.57  8.57   8.57   8.57    --
     Variable Rate
         Revolving................ $   -- $ 48.0 $  -- $   -- $ 48.0 $48.0
        Average interest rate (%).   9.00   9.25    --     --   9.01    --

   "Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

   Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation:
(i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection and free-trade initiatives, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, (vii) Cone's inability to continue the cost savings and profit improvement associated with its Reinvention Plan, and (viii) the effect on Cone' sales and markets of events such as the events of September 11, 2001. For a further description of these risks see Cone's 2001 Form 10-K, "Item 1. Business -- Competition, -- Raw Materials and -- Customers" and "Item
7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.

             STATEMENT OF RESPONSIBILITY FOR FINANCIAL STATEMENTS

   The management of Cone Mills is responsible for the preparation and integrity of Cone's published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include management's best estimates and judgment. Management has also prepared the other information contained in this report and is responsible for its accuracy and consistency with the financial statements.

   Cone maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to Cone's management and Board of Directors regarding the preparation of reliable published financial statements. The system includes a code of conduct to foster a strong ethical climate, established policies and procedures, internal audit processes, and the employment of qualified personnel. Cone has established formal criteria against which the internal control system is measured and as of December 30, 2001, Cone was in compliance with these criteria.

   The Board of Directors, assisted by its Audit Committee, which is composed entirely of directors who are not officers or employees of Cone, provides oversight to the financial reporting process. The Committee meets regularly with management, internal auditors and independent certified public accountants to review the scope and findings of audits, financial reporting issues and the adequacy of the internal control system. To assure complete independence, representatives of McGladrey & Pullen, LLP, Certified Public Accountants, approved by the shareholders, have free access to the Audit Committee with or without the presence of management.

                                        /s/ Gary L. Smith
              /s/John L. Bakane         Gary L. Smith
              John L. Bakane            Executive Vice President
              President and             and
              Chief Executive Officer   Chief Financial Officer

              /s/ Samir M. Gabriel
              Samir M. Gabriel
              Controller

              ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            MCGLADREY & PULLEN, LLP

                         INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
Cone Mills Corporation
Greensboro, North Carolina

   We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

   As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments, and in 1999 changed its methods of accounting for start-up costs and costs of computer software developed or obtained for internal use.

/s/ McGladrey & Pullen, LLP
Greensboro, North Carolina
February 8, 2002

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

                                                                 2001           2000        1999
                                                               --------       --------    --------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net Sales.................................................... $449,908       $552,603    $548,870
Cost of Goods Sold...........................................  409,473        488,508     498,845
                                                               --------       --------    --------
Gross Profit.................................................   40,435         64,095      50,025
Selling and Administrative...................................   35,761         38,397      39,012
Restructuring and Impairment of Assets.......................   19,939         38,500      16,017
                                                               --------       --------    --------
Loss from Operations.........................................  (15,265)       (12,802)     (5,004)
                                                               --------       --------    --------
Other Income (Expense)
   Interest income...........................................      510          1,392       1,529
   Interest expense..........................................  (17,675)       (18,363)    (14,450)
   Other expense.............................................   (3,007)        (5,256)       (993)
                                                               --------       --------    --------
                                                               (20,172)       (22,227)    (13,914)
                                                               --------       --------    --------
Loss from Continuing Operations before Income Tax Benefit and
  Equity in Earnings of Unconsolidated Affiliates............  (35,437)       (35,029)    (18,918)
Income Tax Benefit...........................................  (12,145)       (12,047)     (6,701)
                                                               --------       --------    --------
Loss from Continuing Operations before Equity in Earnings of
  Unconsolidated Affiliates..................................  (23,292)       (22,982)    (12,217)
Equity in Earnings of Unconsolidated Affiliates..............      177          2,716       1,684
                                                               --------       --------    --------
Loss from Continuing Operations..............................  (23,115)       (20,266)    (10,533)
                                                               --------       --------    --------
Discontinued Operations
   Loss from discontinued operations.........................  (14,129)        (7,580)    (11,540)
   Loss on sale of discontinued operations...................   (6,397)            --          --
   Income tax benefit........................................    7,185          2,577       4,039
                                                               --------       --------    --------
                                                               (13,341)        (5,003)     (7,501)
                                                               --------       --------    --------
Cumulative Effect of Accounting Change.......................       --             --      (1,038)
                                                               --------       --------    --------
Net Loss..................................................... $(36,456)      $(25,269)   $(19,072)
                                                               ========       ========    ========
Loss Available to Common Stockholders
   Loss from continuing operations........................... $(27,255)      $(24,119)   $(13,580)
   Loss from discontinued operations.........................  (13,341)        (5,003)     (7,501)
   Cumulative effect of accounting change....................       --             --      (1,038)
                                                               --------       --------    --------
   Net loss.................................................. $(40,596)      $(29,122)   $(22,119)
                                                               ========       ========    ========
Loss per Share--Basic and Diluted
   Loss from continuing operations........................... $  (1.07)      $  (0.94)   $  (0.53)
   Loss from discontinued operations.........................    (0.52)         (0.20)      (0.30)
   Cumulative effect of accounting change....................       --             --       (0.04)
                                                               --------       --------    --------
Loss per Share -- Basic and Diluted.......................... $  (1.59)      $  (1.14)   $  (0.87)
                                                               ========       ========    ========
Weighted-Average Common Shares Outstanding
   Basic.....................................................   25,582         25,481      25,397
                                                               ========       ========    ========
   Diluted...................................................   25,582         25,481      25,397
                                                               ========       ========    ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                    DECEMBER 30, 2001 AND DECEMBER 31, 2000

                                                                              2001          2000
                                                                            --------        ----
                                                                             (IN THOUSANDS, EXCEPT
                                                                           SHARE AND PAR VALUE DATA)
ASSETS
 Current Assets
   Cash................................................................... $    529      $  2,876
   Accounts receivable, less allowances of $5,700; 2000, $5,050...........   28,373        40,091
   Inventories............................................................   62,057       106,308
   Other current assets...................................................    3,371         6,270
                                                                            --------      --------
     Total Current Assets.................................................   94,330       155,545
 Investments in and Advances to Unconsolidated Affiliates.................   51,664        56,265
 Other Assets.............................................................   23,917        18,505
 Property, Plant and Equipment............................................  164,468       192,901
                                                                            --------      --------
                                                                           $334,379      $423,216
                                                                            ========      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Current maturities of long-term debt................................... $  3,075      $ 73,495
   Accounts payable.......................................................   21,535        37,420
   Sundry accounts payable and accrued liabilities........................   27,928        33,282
   Deferred income taxes..................................................       --         9,434
                                                                            --------      --------
     Total Current Liabilities............................................   52,538       153,631
 Long-Term Debt...........................................................  170,655       108,582
 Deferred Income Taxes....................................................   10,513        20,338
 Other Liabilities........................................................   14,063        14,246
 Stockholders' Equity
   Class A preferred stock--$100 par value; authorized 1,500,000 shares;
     issued and outstanding 334,309 shares; 2000, 335,340 shares..........   33,431        33,534
   Class B preferred stock--no par value; authorized 5,000,000 shares.....       --            --
   Common stock--$.10 par value; authorized 42,700,000 shares; issued and
     outstanding 25,660,663 shares; 2000, 25,522,211 shares...............    2,566         2,552
   Capital in excess of par...............................................   57,872        57,630
   Retained earnings......................................................    2,029        42,512
   Deferred compensation--restricted stock................................      (12)          (40)
   Accumulated other comprehensive loss...................................   (9,276)       (9,769)
                                                                            --------      --------
     Total Stockholders' Equity...........................................   86,610       126,419
                                                                            --------      --------
                                                                           $334,379      $423,216
                                                                            ========      ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

                                                                              2001      2000      1999
                                                                            --------  --------  --------
                                                                                   (IN THOUSANDS)
OPERATIONS
 Net Loss.................................................................. $(36,456) $(25,269) $(19,072)
 Adjustments to reconcile net loss to cash provided by (used in) operations
   Depreciation............................................................   20,582    22,330    24,526
   Loss from discontinued operations.......................................    6,944     5,003     7,501
   Loss on sale of discontinued operations.................................    6,397        --        --
   Loss on sale and writedown of property, plant and equipment.............    9,823    12,859     2,541
   Amortization............................................................      110     1,523     1,801
   Writedown of goodwill and tradename.....................................       --    24,007        --
   Writedown of investments in unconsolidated affiliates...................    3,188        --        --
   Deferred compensation expense--restricted stock.........................       28       255       153
   Equity in earnings of unconsolidated affiliates.........................     (177)   (2,716)   (1,684)
   Cumulative effect of accounting change..................................       --        --     1,038
 Change in operating assets and liabilities................................
   Accounts receivable.....................................................    5,593     8,035   (12,374)
   Subordinated note receivable............................................       --        --    10,414
   Inventories.............................................................   12,057     6,790    10,254
   Other assets............................................................   (1,139)   (4,841)      488
   Accounts payable and accrued liabilities................................   19,247     4,860   (20,308)
   Deferred income taxes...................................................  (27,056)  (15,852)  (12,949)
   Other liabilities.......................................................     (183)   (1,471)      510
                                                                            --------  --------  --------
     Net cash provided by (used in) continuing operations..................   18,958    35,513    (7,161)
     Net cash provided by (used in) discontinued operations................   (5,282)      217       587
                                                                            --------  --------  --------
   Cash provided by (used in) operations...................................   13,676    35,730    (6,574)
                                                                            --------  --------  --------
INVESTING
 Investments in and advances to unconsolidated affiliates..................     (964)   (6,734)     (680)
 Proceeds from sale of property, plant and equipment.......................    4,312     3,153     3,198
 Proceeds from sale of discontinued operations.............................    5,375        --        --
 Capital expenditures of continuing operations.............................   (7,027)   (9,768)  (12,664)
 Capital expenditures of discontinued operations...........................      (91)     (217)     (530)
                                                                            --------  --------  --------
   Cash provided by (used in) investing....................................    1,605   (13,566)  (10,676)
                                                                            --------  --------  --------
FINANCING
 Net payments under line of credit agreements..............................       --        --    (1,000)
 Increase (decrease) in checks issued in excess of deposits................   (4,962)    1,442    (1,907)
 Principal borrowings (payments) on long-term debt.........................   (8,792)  (17,197)   26,286
 Proceeds from issuance of common stock....................................      256       228       326
 Purchase of outstanding common stock......................................       --        (3)      (45)
 Dividends paid--Class A Preferred stock...................................     (146)      (62)     (154)
 Redemption of Class A Preferred stock.....................................   (3,984)   (4,963)   (5,628)
                                                                            --------  --------  --------
   Cash provided by (used in) financing....................................  (17,628)  (20,555)   17,878
                                                                            --------  --------  --------
   Net change in cash......................................................   (2,347)    1,609       628
Cash at Beginning of Period................................................    2,876     1,267       639
                                                                            --------  --------  --------
Cash at End of Period...................................................... $    529  $  2,876  $  1,267
                                                                            ========  ========  ========

                See Notes to Consolidated Financial Statements.

                    CONE MILLS CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000

                                                          CLASS A                                                 DEFERRED
                                                      PREFERRED STOCK     COMMON STOCK     CAPITAL IN           COMPENSATION
                                                     ----------------  ------------------    EXCESS   RETAINED   RESTRICTED
                                                     SHARES   AMOUNT     SHARES    AMOUNT    OF PAR   EARNINGS     STOCK
                                                     -------  -------  ----------  ------  ---------- --------  ------------
                                                                                    (IN THOUSANDS, EXCEPT SHARE DATA)
Balance, January 3, 1999............................ 383,948  $38,395  25,432,233  $2,543   $57,264   $ 92,799     $(579)
                                                     -------  -------  ----------  ------   -------   --------     -----
Comprehensive Loss
  Net loss..........................................      --       --          --      --        --    (19,072)       --
  Currency translation adjustment...................      --       --          --      --        --         --        --

  Total comprehensive loss..........................

Class A Preferred Stock
  Shares redeemed................................... (56,281)  (5,628)         --      --        --         --        --
  Cash dividends paid...............................      --       --          --      --        --       (154)       --
  Stock dividend....................................  27,968    2,797          --      --        --     (2,797)       --
Common Stock
  Purchase of common shares.........................      --       --      (6,916)     --       (45)        --        --
  Options exercised.................................      --       --      62,400       6       320         --        --
  Issuance of restricted shares.....................      --       --      10,000       1        47         --       (48)
  Restricted stock compensation.....................      --       --          --      --        --         --       153
  Cancellation of restricted shares.................      --       --     (18,000)     (2)     (151)        --       153
                                                     -------  -------  ----------  ------   -------   --------     -----
Balance, January 2, 2000............................ 355,635  $35,564  25,479,717  $2,548   $57,435   $ 70,776     $(321)
                                                     -------  -------  ----------  ------   -------   --------     -----
Comprehensive Loss
  Net loss..........................................      --       --          --      --        --    (25,269)       --
  Minimum pension liability adjustment..............      --       --          --      --        --         --        --

  Total comprehensive loss..........................

Class A Preferred Stock
  Shares redeemed................................... (48,746)  (4,875)         --      --        --        (88)       --
  Cash dividends paid...............................      --       --          --      --        --        (62)       --
  Stock dividend....................................  28,451    2,845          --      --        --     (2,845)       --
Common Stock
  Purchase of common shares.........................      --       --        (401)     --        (3)        --        --
  Issuance of common shares.........................      --       --      36,695       3       184         --        --
  Options exercised.................................      --       --       9,200       1        40         --        --
  Restricted stock compensation.....................      --       --          --      --        --         --       255
  Cancellation of restricted shares.................      --       --      (3,000)     --       (26)        --        26
                                                     -------  -------  ----------  ------   -------   --------     -----
Balance, December 31, 2000.......................... 335,340  $33,534  25,522,211  $2,552   $57,630   $ 42,512     $ (40)
                                                     -------  -------  ----------  ------   -------   --------     -----
Comprehensive Loss
  Net loss..........................................      --       --          --      --        --    (36,456)       --
  Hedging transactions, net of deferred tax of $172.      --       --          --      --        --         --        --
  Minimum pension liability adjustment..............      --       --          --      --        --         --        --

  Total comprehensive loss..........................

Class A Preferred Stock
  Shares redeemed................................... (39,842)  (3,984)         --      --        --         --        --
  Cash dividends paid...............................      --       --          --      --        --       (146)       --
  Stock dividend....................................  38,811    3,881          --      --        --     (3,881)       --
Common Stock
  Issuance of common shares.........................      --       --     137,452      14       241         --        --
  Options exercised.................................      --       --       1,000      --         1         --        --
  Restricted stock compensation.....................      --       --          --      --        --         --        28
                                                     -------  -------  ----------  ------   -------   --------     -----
Balance, December 30, 2001.......................... 334,309  $33,431  25,660,663  $2,566   $57,872   $  2,029     $ (12)
                                                     =======  =======  ==========  ======   =======   ========     =====

                                                      ACCUMULATED
                                                         OTHER
                                                     COMPREHENSIVE
                                                         LOSS       TOTAL
                                                     ------------- --------

Balance, January 3, 1999............................    $(8,498)   $181,924
                                                        -------    --------
Comprehensive Loss
  Net loss..........................................         --     (19,072)
  Currency translation adjustment...................        (19)        (19)
                                                                   --------
  Total comprehensive loss..........................                (19,091)
                                                                   --------
Class A Preferred Stock
  Shares redeemed...................................         --      (5,628)
  Cash dividends paid...............................         --        (154)
  Stock dividend....................................         --          --
Common Stock
  Purchase of common shares.........................         --         (45)
  Options exercised.................................         --         326
  Issuance of restricted shares.....................         --          --
  Restricted stock compensation.....................         --         153
  Cancellation of restricted shares.................         --          --
                                                        -------    --------
Balance, January 2, 2000............................    $(8,517)   $157,485
                                                        -------    --------
Comprehensive Loss
  Net loss..........................................         --     (25,269)
  Minimum pension liability adjustment..............     (1,252)     (1,252)
                                                                   --------
  Total comprehensive loss..........................                (26,521)
                                                                   --------
Class A Preferred Stock
  Shares redeemed...................................         --      (4,963)
  Cash dividends paid...............................         --         (62)
  Stock dividend....................................         --          --
Common Stock
  Purchase of common shares.........................         --          (3)
  Issuance of common shares.........................         --         187
  Options exercised.................................         --          41
  Restricted stock compensation.....................         --         255
  Cancellation of restricted shares.................         --          --
                                                        -------    --------
Balance, December 31, 2000..........................    $(9,769)   $126,419
                                                        -------    --------
Comprehensive Loss
  Net loss..........................................         --     (36,456)
  Hedging transactions, net of deferred tax of $172.        320         320
  Minimum pension liability adjustment..............        173         173
                                                                   --------
  Total comprehensive loss..........................                (35,963)
                                                                   --------
Class A Preferred Stock
  Shares redeemed...................................         --      (3,984)
  Cash dividends paid...............................         --        (146)
  Stock dividend....................................         --          --
Common Stock
  Issuance of common shares.........................         --         255
  Options exercised.................................         --           1
  Restricted stock compensation.....................         --          28
                                                        -------    --------
Balance, December 30, 2001..........................    $(9,276)   $ 86,610
                                                        =======    ========

See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Cone Mills Corporation and all majority owned subsidiaries (collectively, "Cone") except for Cone Receivables, LLC, which was a special-purpose entity that is currently inactive and has no balances. All significant intercompany transactions and balances have been eliminated in consolidation.

   FISCAL YEAR. Cone's fiscal year ends on the Sunday nearest December 31. Fiscal years 2001, 2000 and 1999 each contained 52 weeks.

   INVENTORIES. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories.

   INVESTMENTS IN UNCONSOLIDATED AFFILIATES. Investments in unconsolidated affiliated companies are accounted for by both the equity and cost methods, depending upon ownership levels. The equity method of accounting is used when Cone's investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. This method of accounting is used for unconsolidated affiliated companies in which Cone holds 20 percent or more of the voting stock of the investee, but no more than 50 percent. Investments in less than 20 percent of the voting stock of an unconsolidated affiliated company are accounted for by the cost method. Cone's equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down when the carrying amount is not considered fully recoverable.

   OTHER ASSETS. In 1999, other assets consisted primarily of the excess of cost over net assets acquired ("goodwill") and trade names, which were carried at cost less accumulated amortization. Costs were amortized using the straight-line method over the estimated useful lives of the related assets, not exceeding twenty years. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of," the goodwill and trade name related to the Raytex plant were written off in 2000 as a result of the related restructuring. (See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.)

   PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method for financial reporting purposes over the following estimated useful lives:

                      Buildings.............. 15-39 Years
                      Machinery and Equipment 10-20 Years
                      Other..................  3-20 Years

   Property, plant and equipment removed from operation and deemed available for sale is separately identified as such in Note 6, "Property, Plant and Equipment" of the Notes to Consolidated Financial Statements. Such assets are reported at the lower of carrying amount or fair value less costs to sell with no future depreciation expense being recorded thereon. Determination of fair market value is based upon in-house engineering and purchasing appraisals or surveys with used equipment dealers.

   IMPAIRMENT OF ASSETS. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the difference between the carrying amount and fair value of the asset.

Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. (See
Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.)

   DEFERRED INCOME TAXES. Deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

   United States income taxes are not provided on the earnings of foreign affiliates as those are intended to be permanently reinvested in the country from which they were derived. Undistributed earnings of such foreign affiliates were approximately $7 million at December 30, 2001. Deferred tax liabilities, if recorded, on these undistributed earnings would amount to approximately $3 million.

   CAPITAL STOCK REDEEMED. Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Preferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par and to retained earnings thereafter.

   REVENUE RECOGNITION. Revenue from product sales is recognized at the time ownership of the goods transfers to the customer, which in certain situations may be prior to shipment. Cone classifies those amounts billed to customers for shipping and handling in "Net Sales" in the Consolidated Statements of Operations. In addition, Cone classifies costs incurred for shipping and handling in "Cost of Goods Sold" in the Consolidated Statements of Operations.

   ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   DERIVATIVE INSTRUMENTS. In June 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement amended the accounting and reporting standards of Statement No. 133 for certain derivative instruments and certain hedging activities. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement also established criteria for designation and effectiveness of hedging relationships. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is immediately recognized in earnings.

   Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. At that time, Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. (See Note 19, "Financial Instruments," of the Notes to Consolidated Financial Statements.)

   Cone considers its cotton derivatives to be cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into cost of goods sold when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Upon adoption of the new standards on January 1, 2001, a cumulative-effect-type adjustment of accumulated other comprehensive income was recorded for less than $0.1 million.

   RECENT ACCOUNTING PRONOUNCEMENTS. Cone adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in fiscal year 2001. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and broadens the applicable accounting principles generally accepted in the United States of America related to discontinued operations to include a component of an entity (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. (See Note 22, "Discontinued Operations," of the Notes to Consolidated Financial Statements.)

   In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaced SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," but carried over most of the provisions of SFAS No. 125 without reconsideration. Most of the accounting provisions of SFAS No. 140 were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 15, 2001. SFAS No. 140 has not had a significant impact on amounts recorded in Cone's financial statements. (See Note 2, "Securitization of Accounts Receivable," of the Notes to Consolidated Financial Statements.)

   Cone adopted several American Institute of Certified Public Accountants Statements of Position ("SOP") in fiscal year 1999. SOP 98-5, "Reporting the Costs of Start-up Activities," required future start-up costs to be expensed as incurred and previously capitalized start-up costs to be expensed when SOP 98-5 was adopted. In 1999, Cone recognized a charge of $1.0 million, Cone's 50% portion of Parras Cone's unamortized start-up costs, as a cumulative effect of an accounting change. SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," requires capitalization of certain costs, which Cone has historically expensed. Cone capitalized $1.1 million of costs related to internally developed software in 1999.

                 NOTE 2. SECURITIZATION OF ACCOUNTS RECEIVABLE

   Funds generated by the sale of receivables in the U.S. are provided through Cone Receivables II LLC ("CRIILLC"). CRIILLC's sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement (the "A/R Securitization Facility") with General Electric Capital Corporation ("GECC"), whose purchases yield proceeds of up to $60 million at any point in time. GECC issues commercial paper backed by, among other things, GECC's ownership interest in the receivables. CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC's assets prior to any value in CRIILLC becoming available to Cone. CRIILLC retains no interests in those receivables transferred to GECC and has not experienced any gains or losses on the transfer of such receivables. The A/R Securitization Facility expires in August 2004.

   Under the securitization agreements, the sale price to CRIILLC for the receivables is subject to a purchase discount equal to a percentage over GECC's commercial paper interest rate, which percentage may vary based upon Cone's operating performance. At year-end 2001, the percentage over the commercial paper rate was 3.50%. As of December 30, 2001 and December 31, 2000, the total amount of outstanding advances of proceeds from the sale of receivables under the A/R Securitization Facility was $36.9 million and $55.7 million, respectively. Expenses incurred in connection with the sale of accounts receivable were $3.0 million, $4.4 million and $1.0 million for 2001, 2000 and 1999, respectively, and were included in "Other expense" in the Consolidated Statements of Operations.

   The table below summarizes certain cash flows under the securitization:

                                                           2001      2000
                                                         --------  --------
                                                           (IN THOUSANDS)
   Proceeds from securitizations........................ $ 78,117  $ 45,714
   Reductions due to change in level of receivables sold  (96,908)  (39,043)
   Daily yield paid.....................................   (3,058)   (4,422)
   Servicing fees paid..................................     (759)     (881)
   Servicing fees received..............................      344       866

                              NOTE 3. INVENTORIES

                                              2001     2000
                                             ------- --------
                                              (IN THOUSANDS)
                   Greige and finished goods $35,811 $ 69,991
                   Work in process..........   5,084    6,463
                   Raw materials............  10,779   18,717
                   Supplies and other.......  10,383   11,137
                                             ------- --------
                                             $62,057 $106,308
                                             ======= ========

   Inventories valued at LIFO as of December 30, 2001 and December 31, 2000 represented 90% and 93% of total inventories, respectively. If current replacement cost had been used for valuing financial statement inventories, that portion of the inventories based on the LIFO method would have been approximately $9 million higher at December 30, 2001 and $15 million higher at December 31, 2000. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $56 million and $75 million at December 30, 2001 and December 31, 2000, respectively. During 2001, 2000 and 1999, certain inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at the lower costs prevailing in prior years. The effect of these liquidations decreased net losses by $1.0 million, $3.0 million and $0.5 million in 2001, 2000 and 1999, respectively.

               NOTE 4. INVESTMENTS IN UNCONSOLIDATED AFFILIATES

   Cone has a 15% ownership interest in Compania Industrial de Parras S.A. de C.V. ("CIPSA"), a denim manufacturer in Mexico. Cone and CIPSA formed a company, Parras Cone de Mexico, S.A. de C.V. ("Parras Cone"), to build and operate a denim manufacturing facility in Parras, Mexico. Parras Cone is capitalized with approximately $73 million of equity, each shareholder with a 50% interest, and approximately $28 million of Mexican bank financing. The debt is not guaranteed by Cone or CIPSA.

   Cone's equity in earnings of Parras Cone was $0.4 million, $2.8 million and $0.7 million (which includes the cumulative effect of an accounting change expense of $1.0 million) for 2001, 2000 and 1999, respectively. The summarized unaudited financial information of Parras Cone is set forth below:

                                         2001    2000    1999
                                        ------- ------- -------
                                            (IN THOUSANDS)
                 Current assets........ $24,354 $21,936 $26,180
                 Noncurrent assets.....  83,677  82,676  87,186
                 Current liabilities...   9,448  13,245  18,901
                 Noncurrent liabilities  25,197  18,840  25,961
                 Net sales.............  58,469  71,098  74,964
                 Gross profit..........   7,677  14,944  11,933
                 Net income............     859   5,673   1,312

   Cone has a 50% ownership interest in Altamira Servicios de Infraestructura, S.A. de C.V. ("ASISA"), a joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park in Altamira, Tamaulipas, Mexico. Cone's equity in losses of ASISA was $0.2 million and $0.1 million for 2001 and 2000. There were no equity in earnings (losses) of ASISA for 1999.

                             NOTE 5. OTHER ASSETS

                                                2001     2000
                                               -------  -------
                                                (IN THOUSANDS)
               Miscellaneous intangible assets $ 1,547  $ 4,263
               Accumulated amortization.......  (1,068)  (1,895)
                                               -------  -------
                                                   479    2,368
               Noncurrent prepaid benefit cost  22,885   15,643
               Other assets...................     553      494
                                               -------  -------
                                               $23,917  $18,505
                                               =======  =======

                     NOTE 6. PROPERTY, PLANT AND EQUIPMENT

                                                    2001     2000
                                                  -------- --------
                                                   (IN THOUSANDS)
            Land................................. $  9,620 $ 10,062
            Buildings............................   72,578   73,739
            Machinery and equipment..............  253,847  271,955
            Other................................   32,002   36,243
                                                  -------- --------
                                                   368,047  391,999
            Less accumulated depreciation........  213,661  210,936
                                                  -------- --------
                                                   154,386  181,063
            Assets available for sale............   10,082   11,838
                                                  -------- --------
                                                  $164,468 $192,901
                                                  ======== ========
            Assets available for sale by segment:
                Denim............................ $  4,737 $    639
                Commission Finishing.............    4,004    5,042
                Yarn-Dyed Products...............    1,276    5,968
                Other............................       65      189
                                                  -------- --------
                                                  $ 10,082 $ 11,838
                                                  ======== ========

   Depreciation expense on property, plant and equipment classified as "available for sale" prior to being classified as such was $0.5 million, $2.5 million and $3.5 million for 2001, 2000 and 1999, respectively.

                 NOTE 7. ACCUMULATED OTHER COMPREHENSIVE LOSS

   The components of accumulated other comprehensive loss, net of related tax, at December 30, 2001 and December 31, 2000, are as follows:

                                                                            2001     2000
                                                                           -------  -------
                                                                            (IN THOUSANDS)
Foreign currency translation adjustments.................................. $(8,517) $(8,517)
Minimum pension liability adjustment, net of deferred tax benefit of $657;
  2000, $764..............................................................  (1,079)  (1,252)
Cotton hedging transactions, net of deferred tax liability of $172........     320       --
                                                                           -------  -------
                                                                           $(9,276) $(9,769)
                                                                           =======  =======

   Cotton derivatives gains reflected above in other comprehensive income
(loss) will be recognized in results of operations over the next twelve months because Cone generally hedges cotton transactions for a period of twelve months or less.

            NOTE 8. SUNDRY ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                     2001    2000
                                                    ------- -------
                                                    (IN THOUSANDS)
            Accrued salaries, wages and commissions $ 7,547 $ 7,742
            Checks issued in excess of deposits....   5,382  10,344
            Other..................................  14,999  15,196
                                                    ------- -------
                                                    $27,928 $33,282
                                                    ======= =======

                            NOTE 9. LONG-TERM DEBT

                                              2001     2000
                                            -------- --------
                                             (IN THOUSANDS)
                  Senior Note.............. $ 27,155 $ 28,946
                  Revolving Credit Facility   48,000   55,000
                  8 1/8% Debentures........   98,575   98,131
                                            -------- --------
                                             173,730  182,077
                  Less current maturities..    3,075   73,495
                                            -------- --------
                                            $170,655 $108,582
                                            ======== ========

   On November 9, 2001, Cone entered into agreements to refinance both its Revolving Credit Facility with its existing banks and its Senior Note. Interest rates were increased and new covenant levels were established. The new agreements provide for scheduled amortization or commitment reductions of $10 million during 2002 with a final maturity date of January 15, 2003. In addition, the agreements provide for additional amortization and commitment reductions related to proceeds received by Cone for permitted asset sales and 75% of excess cash flow (as defined in the agreements). Cone's obligations under the Revolving Credit Facility, Senior Note and 8 1/8% Debentures are secured by substantially all of the assets of Cone. The Senior Note and Revolving Credit Facility have a priority lien on Cone's assets of $28 million. The priority lien was established in January 2000. If Cone is unable to refinance this debt or is in default on its credit agreements with its lenders, in addition to the amounts owed, Cone will be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of the notice.

   The Senior Note is a ten-year $75 million Promissory Note, dated August 13, 1992, with a current interest rate of 13.7%, which increased from 11.7% on November 9, 2001. The interest rate on the Senior Note was increased to 11.7% from 11% on July 14, 2000. Future scheduled amortization during 2002 will be equal to the

Senior Note's pro rata share of the scheduled $10 million amortization and commitment reductions. In addition, the November 9, 2001, amendment provides for further amortization of the outstanding balance on a pro rata basis for excess cash flow (as defined in the agreement) measured on a two-quarter period basis. The applicable interest rate on the Senior Note will be increased to 14.2% as of July 1, 2002, unless Cone is able to enter into an agreement to replace its Senior Note.

   On January 28, 2000, Cone entered into an $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent. This Revolving Credit Facility replaced an $80 million Revolving Credit Agreement. The Revolving Credit Facility was amended on November 9, 2001, to extend the maturity date to January 15, 2003, and to revise the covenants and borrowing base included in the Facility. The Revolving Credit Facility commitment has been reduced to $68.4 million, including letters of credit, as of December 30, 2001. Future scheduled amortization and commitment reductions during 2002 will be equal to the Revolving Credit Facility's pro rata share of the scheduled $10 million amortization and commitment reductions. The maximum amount that can be borrowed is based on the borrowing base as specified in the Facility agreement. Cone may borrow from time to time under the Revolving Credit Facility at a Base Rate. Base Rate Loans bear interest at the rate per annum equal to the sum of
(a) the higher of (i) the Federal Funds Rate (as defined) for such day plus one-half of one percent (0.5%) and (ii) the Prime Rate (as defined) for such day plus (b) 4.00%. The applicable margin on Base Rate Loans on the Revolving Credit Facility will be increased from 4.00% to 4.50% as of July 1, 2002, unless Cone is able to enter into an agreement to replace its Revolving Credit Facility. The weighted-average interest rates under the Revolving Credit Facility were 8.75% and 11.25% at December 30, 2001 and December 31, 2000, respectively.

   The Revolving Credit Facility and the Senior Note Agreement contain certain financial covenants, including but not limited to minimum levels of consolidated net worth, maintenance of certain ratios including consolidated interest coverage ratios, minimum required Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") and limitations on capital expenditures. These covenants also currently prohibit Cone from paying dividends on its Common Stock. Cone was in compliance with these covenants as of December 30, 2001.

   On March 15, 1995, Cone completed the sale of $100 million 8 1/8% Debentures through an underwritten public offering. The Debentures are due March 15, 2005, and are not redeemable prior to maturity. Interest is payable semiannually each March 15 and September 15. In 1995, Cone entered into an interest rate hedge contract to fix the interest rate on the Debentures. The contract was terminated at a cost of $4.3 million. Amortization of the loss on the interest rate hedge and original issue discount, both over a ten-year life, resulted in an 8.57% effective rate for the issue. The adoption of SFAS No. 133 and SFAS No. 138 did not have an effect on the accounting for this interest rate hedge.

   In July 1998, Cone entered into an interest rate swap agreement with a notional amount of $100 million and a term of seven years with a major financial institution. This agreement converted the Debentures to a variable interest rate. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000.

   Annual maturities of long-term debt for each of the next five fiscal years are (in thousands):

                                 2002 $  3,075
                                 2003   72,080
                                 2004       --
                                 2005  100,000
                                 2006       --

   Maturities of long-term debt in fiscal 2005 include the remaining unamortized original issue discount and the remaining unamortized loss on an interest rate hedge in the total amount of $1.4 million as of December 30, 2001.

                 NOTE 10. PENSIONS AND OTHER BENEFIT PROGRAMS

   Cone offers several qualified pension and other postretirement benefit plans to its employees. The benefit plans offered by Cone include Defined Contribution Retirement Plans, Defined Benefit Plans and Other Retiree Benefits as outlined below:

DEFINED CONTRIBUTION RETIREMENT PLANS

   Cone presently has three defined contribution plans as outlined below:

        1.  The 1983 Employee Stock Ownership Plan ("ESOP")
        2.  The 401(k) Program Plan
        3.  The 401(k) Program Plan-Hourly

   Cone discontinued contributions to the ESOP after 1992. The ESOP is subject to a floor-offset arrangement in conjunction with Cone's defined benefit plan with respect to pension benefits earned for service after 1983. Under the floor-offset arrangement, retirement benefits earned after 1983 under Cone's defined benefit plan are offset by the actuarial equivalent pension value of a portion of the participants' ESOP accounts.

   Participants of the 401(k) plans may contribute from 2% to 15% of their annual compensation. Cone makes matching contributions of 40%. Cone does not match employee contributions in excess of 6% of the employee's annual compensation.

   Expenses for the defined contribution plans were $1.2 million, $1.4 million and $1.6 million for 2001, 2000 and 1999, respectively.

DEFINED BENEFIT PLANS

   Cone has a noncontributory defined benefit pension plan that covers substantially all employees. Cone's funding policy is to make annual contributions of amounts that are deductible for income tax purposes. Assets of the plan at the end of 2001 were 40% invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds, while the remaining 60% were invested in equity funds. Cone also has a noncontributory nonqualified pension plan that provides benefits to certain salaried employees. In 2001, as part of Cone's Reinvention Plan, benefits were frozen for salaried employees in the qualified and nonqualified defined benefit pension plans.

OTHER RETIREE BENEFITS

   Cone provides postretirement health care benefits to certain retired employees between the ages of 55 and 65 who have completed ten years of service. The plan is contributory, with the retiree contributions and plan design adjusted periodically to reflect changes in health care costs.

   The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and weighted-average rate assumptions related to the Defined Benefit Plans and Other Retiree Benefits:

                                                     DEFINED            OTHER
                                                  BENEFIT PLANS   RETIREE BENEFITS
                                                ----------------  ----------------
                                                 2001     2000     2001     2000
                                                -------  -------  -------  -------
                                                          (IN THOUSANDS)
CHANGE IN BENEFIT OBLIGATION
 Benefit obligation at beginning of year....... $75,069  $67,197  $ 2,792  $ 3,203
 Service cost..................................   1,660    2,433       60       98
 Interest cost.................................   5,056    5,182      205      213
 Curtailment...................................  (8,824)      --       --       --
 Participants' contributions...................      --       --      569      418
 Plan changes..................................      --      830       --   (3,041)
 Actuarial loss................................   1,533    3,220       91    2,737
 Benefit payments..............................  (4,548)  (3,793)    (965)    (836)
 Special termination benefits..................      --       --      135       --
                                                -------  -------  -------  -------
   Benefit obligation at end of year........... $69,946  $75,069  $ 2,887  $ 2,792
                                                =======  =======  =======  =======
CHANGE IN PLAN ASSETS
 Fair value of plan assets at beginning of year $67,335  $61,703  $    --  $    --
 Actual return on plan assets..................   5,972    1,783       --       --
 Employer contributions........................   5,656    7,642      396      418
 Participant's contributions...................      --       --      569      418
 Benefit payments..............................  (4,548)  (3,793)    (965)    (836)
                                                -------  -------  -------  -------
   Fair value of plan assets at end of year.... $74,415  $67,335  $    --  $    --
                                                =======  =======  =======  =======
FUNDED STATUS
 Funded status at end of year.................. $ 4,469  $(7,734) $(2,887) $(2,792)
 Unrecognized net actuarial loss...............  12,650   20,463    2,145    2,292
 Unrecognized prior service cost (income)......      21      840   (1,499)  (1,670)
 Unrecognized transition amount................       1      164       --       --
                                                -------  -------  -------  -------
   Net amount recognized....................... $17,141  $13,733  $(2,241) $(2,170)
                                                =======  =======  =======  =======
 Prepaid benefit cost.......................... $22,885  $18,193  $    --  $    --
 Accrued liability.............................  (7,480)  (7,715)  (2,241)  (2,170)
 Intangible asset..............................      --    1,239       --       --
 Minimum liability.............................   1,736    2,016       --       --
                                                -------  -------  -------  -------
   Net amount recognized....................... $17,141  $13,733  $(2,241) $(2,170)
                                                =======  =======  =======  =======
WEIGHTED-AVERAGE ASSUMPTIONS
 Discount rate.................................    7.00%    7.50%    7.00%    7.50%
 Expected rate of return on plan assets........    9.25%    8.50%      NA       NA
 Rate of compensation increase.................      NA     4.80%      NA       NA

   The aggregate projected benefit obligations and fair value of assets for defined benefit plans with projected benefit obligations in excess of assets for the respective years were as follows:

                                                 2001   2000
                                                ------ -------
                                                (IN THOUSANDS)
                  Projected benefit obligations $7,480 $65,681
                  Plan assets..................     --  55,513

   Cone's nonqualified pension plan was the only pension plan with an accumulated obligation in excess of the fair value of plan assets. There are no plan assets due to the nature of the plan. Accumulated benefit obligations for this plan were $7.5 million and $7.7 million for 2001 and 2000, respectively.

   The following table provides the components of net periodic benefit cost for fiscal years 2001, 2000 and 1999:

                                              DEFINED BENEFIT PLANS    OTHER RETIREE BENEFITS
                                            -------------------------  ----------------------
                                             2001     2000     1999     2001      2000  1999
                                            -------  -------  -------   -----    ----   ----
                                                             (IN THOUSANDS)
Service cost............................... $ 1,660  $ 2,433  $ 3,420  $  60     $ 98   $123
Interest cost..............................   5,056    5,182    4,866    205      213    227
Expected return on plan assets.............  (6,111)  (5,266)  (4,199)    --       --     --
Curtailment................................     888       --      572     --       --     --
Amortization of prior service cost (income)      24      (23)     (29)  (172)      --     --
Amortization of transition amount..........      69      131      136     --      114    114
Recognized net actuarial loss (gain).......     661      680    1,313    238      (70)    --
Special termination benefits...............      --       --       --    135       --     --
                                            -------  -------  -------   -----     ----  ----
    Net periodic benefit cost.............. $ 2,247  $ 3,137  $ 6,079  $ 466     $355   $464
                                            =======  =======  =======   =====     ====  ====

   Cone recorded an $888,000 curtailment loss in 2001 as a result of freezing the benefits for salaried employees in the qualified and nonqualified pension plans. Cone recorded a $572,000 curtailment loss in 1999 as a result of the reduction in employees and closing of plants in the 1999 Restructuring Program (see Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements).

   Cone has established an exact amount per month that it will pay for postretirement health care benefits with any balance of actual costs being passed on to the covered individual through additional participant contributions. Any change in assumed health care trend rates would have a negligible effect on service and interest cost components and the postretirement benefit obligation.

                          NOTE 11. INCOME TAX BENEFIT

   The following tables present the components of the income tax provision (benefit) between continuing and discontinued operations, the components from continuing operations, a reconciliation of the U.S. statutory income tax benefit to the actual income tax benefit, and the components and items comprising net deferred income tax liability.


             CREDIT FOR INCOME TAXES   2001      2000      1999
             ----------------------- --------  --------  --------
                                            (IN THOUSANDS)
             Continuing operations.. $(12,145) $(12,047) $ (6,701)
             Discontinued operations   (7,185)   (2,577)   (4,039)
                                     --------  --------  --------
                                     $(19,330) $(14,624) $(10,740)
                                     ========  ========  ========


COMPONENTS OF INCOME TAX PROVISION (BENEFIT)
--------------------------------------------
                                       2001                         2000                        1999
                           --------------------------- ---------------------------  -------------------------
                           CURRENT DEFERRED   TOTAL    CURRENT  DEFERRED   TOTAL    CURRENT  DEFERRED  TOTAL
                           ------- --------  --------  -------  --------  --------  -------  -------- -------
                                                              (IN THOUSANDS)
Federal...................  $(12)  $(11,139) $(11,151) $(1,999) $ (9,654) $(11,653) $(2,036) $(4,190) $(6,226)
State, local and foreign..   219     (1,213)     (994)     650    (1,044)     (394)     206     (681)    (475)
                            ----   --------  --------  -------  --------  --------  -------  -------  -------
                            $207   $(12,352) $(12,145) $(1,349) $(10,698) $(12,047) $(1,830) $(4,871) $(6,701)
                            ====   ========  ========  =======  ========  ========  =======  =======  =======

RECONCILIATION OF INCOME TAX BENEFIT                           2001      2000      1999
------------------------------------                         --------  --------  --------
                                                                    (IN THOUSANDS)
Statutory U.S. tax.......................................... $(12,341) $(11,310) $ (6,395)
State income tax benefit, net of federal tax................     (733)     (646)     (559)
Tax benefit from extraterritorial income exclusion..........   (1,330)     (315)       --
Foreign affiliates (earnings) losses with no U.S. tax effect       72      (588)     (164)
Other.......................................................      231       812       417
Increase in valuation allowance.............................    1,956        --        --
                                                             --------  --------  --------
                                                             $(12,145) $(12,047) $ (6,701)
                                                             ========  ========  ========


COMPONENTS OF NET DEFERRED INCOME TAX LIABILITY                2001      2000      1999
-----------------------------------------------              --------  --------  --------
                                                                    (IN THOUSANDS)
Deferred income tax assets.................................. $(59,766) $(49,816) $(37,636)
Less: Valuation allowance...................................    1,956        --        --
                                                             --------  --------  --------
Net deferred income tax assets..............................  (57,810)  (49,816)  (37,636)
Deferred income tax liabilities.............................   68,323    79,588    81,446
                                                             --------  --------  --------
Net deferred income tax liability........................... $ 10,513  $ 29,772  $ 43,810
                                                             ========  ========  ========

ITEMS COMPRISING NET DEFERRED INCOME TAX LIABILITY             2001      2000      1999
--------------------------------------------------           --------  --------  --------
                                                                    (IN THOUSANDS)
Property, plant & equipment -- principally depreciation..... $ 29,924  $ 35,134  $ 42,461
Alternative minimum tax credit..............................   (7,745)   (7,745)   (7,745)
Accrued expenses............................................   (1,352)     (825)   (1,136)
Inventories.................................................   19,576    26,301    24,505
Intangible assets...........................................       --    (6,981)      933
Allowances for accounts receivable..........................   (2,118)   (1,615)   (1,311)
Employee benefits...........................................    2,263     1,914      (165)
Net operating loss carryforward.............................  (30,159)  (15,086)  (10,728)
Impairment of unconsolidated affiliates.....................   (1,956)       --        --
Valuation allowance.........................................    1,956        --        --
Other -- net................................................      124    (1,325)   (3,004)
                                                             --------  --------  --------
                                                             $ 10,513  $ 29,772  $ 43,810
                                                             ========  ========  ========

   Cone recorded a valuation allowance during 2001 on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investment in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Thus, Cone has established a valuation allowance on the resulting deferred tax assets.

   As of December 30, 2001, Cone has available for income tax purposes approximately $88.7 million in federal net operating loss carryforwards that may be used to offset future taxable income. These loss carryforwards expire in fiscal years 2018 through 2021. Cone also has alternative minimum tax credit carryforwards of $7.7 million that are available to reduce future regular income taxes over an indefinite period.

                  NOTE 12. SUPPLEMENTAL CASH FLOW INFORMATION

                                                                          2001     2000     1999
                                                                        --------  -------  -------
                                                                              (IN THOUSANDS)
Cash Payments For:
Interest............................................................... $ 18,073  $18,051  $13,815
                                                                        ========  =======  =======
Income tax refunds..................................................... $   (249) $   (74) $  (844)
                                                                        ========  =======  =======
Noncash Financing Activities, Stock dividend -- Class A Preferred Stock $  3,881  $ 2,845  $ 2,797
                                                                        ========  =======  =======
Net Cash Provided By (Used In) Discontinued Operations:
Net Loss............................................................... $(13,341) $(5,003) $(7,501)
Depreciation...........................................................      149      144      137
Loss on sale and writedown of property, plant and equipment............      310       56       --
Amortization...........................................................        4        4        4
Change in operating assets and liabilities:
    Accounts receivable................................................    6,125     (595)  (9,147)
    Inventories........................................................   27,194   (2,485)    (437)
    Other assets.......................................................    2,580       90     (112)
    Accounts payable and other accrued expenses........................  (28,303)   8,006   17,643
                                                                        --------  -------  -------
                                                                        $ (5,282) $   217  $   587
                                                                        ========  =======  =======

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

   Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established as of April 1 for the succeeding dividend period and is determined by an independent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot exceed 13% per annum or be less than 7% per annum. Dividends on Class A Preferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates declared for Class A Preferred Stock were 12.00%, 11.75% and 8.0%, respectively for the dividend periods ending March 31, 2002, 2001 and 2000.

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

   Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of Cone by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The redemption price shall be paid in cash or by delivery of shares of Cone's Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at Cone's option; provided, however, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock for redemption purposes was determined to be $99.99 per share at December 30, 2001.

   Purchases of Class A Preferred Stock by the ESOP may be necessary to provide all or part of the pension due under Cone's defined benefit plans pursuant to the floor-offset arrangement in connection with the ESOP and to make distributions due to retired or terminated employees. The ESOP is obligated to purchase shares of Class A Preferred Stock from participants and former participants of these plans in accordance with the terms and conditions of the plans, the trust agreements and liquidity agreements thereunder. To the extent the ESOP has insufficient liquidity to make these purchases, it may require Cone to repurchase shares of Class A Preferred Stock. It is within the control of Cone to satisfy the liquidity needs of the ESOP through cash contributions, cash dividends or optional repurchases of the Class A Preferred Stock.

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

   On October 14, 1999, Cone's Board of Directors amended Cone's Restated Articles of Incorporation creating a series of Class B Preferred Stock (the "Class B Preferred Stock (Series A)"). The number of shares constituting the Class B Preferred Stock (Series A) is 500,000. The Class B Preferred Stock (Series A) is junior to the Class A Preferred Stock and senior to Common Stock in dividends or distributions of assets upon liquidation, dissolution or winding up of Cone. Dividends on the Class B Preferred Stock (Series A) are cumulative and accrue from the quarterly dividend payment date. Each share of Class B Preferred Stock (Series A) entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of Cone. These shares were reserved under the Shareholder Rights Plan.

   On October 14, 1999, Cone's Board of Directors adopted a new Shareholder Rights Plan (the "Plan"). Under the terms of the Plan, Cone common stock acquired by a person or a group buying 20% or more of Cone's common stock would be diluted, except in transactions approved by the Board of Directors.

   Under the terms of the Plan, Cone's Board of Directors declared a dividend distribution of one right (a "Right") for each outstanding share of Cone's common stock paid on November 1, 1999, to shareholders of record at the close of business on October 25, 1999. Each Right entitles the registered holder to purchase from Cone a unit (a "Unit") consisting of one one-hundredth of a share of Class B Preferred Stock (Series A) at a purchase price of $30 per Unit. Under the Plan, the Rights detach and become exercisable upon the earlier of
(i) 10 days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Cone's common stock, or (ii) 10 business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Cone's common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

   If Cone is acquired in a merger or consolidation in which Cone is not the surviving corporation, or Cone engages in a merger or consolidation in which Cone is the surviving corporation and Cone's common stock is changed or exchanged, or more than 50% of Cone's assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price. Following an acquisition by any person or group of 20% or more of Cone's common stock, but prior to the acquisition by such person or group of 50% or more of the outstanding common stock, Cone's Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Cone's common stock, or one one-hundredth of a share of Preferred Stock, per Right.

   The Rights expire on October 13, 2009, and are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable.

                             NOTE 14. STOCK PLANS

   The Amended and Restated 1992 Stock Plan is scheduled to expire on March 16, 2002.

   On May 8, 2001, the shareholders approved the 2001 Stock Incentive Plan that permits the granting of awards for up to 2,000,000 shares of Common Stock. Types of awards may include (1) stock options, including incentive stock options; (2) stock appreciation rights; (3) restricted stock; (4) deferred shares, performance shares and performance units; and (5) other stock-based awards. Awards under this plan have a term up to ten years.

   Options to purchase 498,500 shares of common stock were awarded under the 2001 Stock Incentive Plan during 2001.

   Cone has in effect the 1994 Stock Option Plan for Non-Employee Directors, which allows the grant of options to purchase an aggregate of 100,000 shares of Common Stock. A grant of an option to purchase 1,000 shares is issued on the fifth business day after each annual meeting to each of the non-employee directors. The option price is the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Options granted under the 1994 Plan are nonqualified stock option grants with a term of seven years.

   On May 9, 2000, Cone's stockholders adopted, as of March 7, 2000, the 2000 Stock Compensation Plan for Non-Employee Directors. An aggregate of 300,000 shares of Common Stock are available for grant under the plan. Each eligible director is granted on a quarterly basis, either shares or equivalent deferred stock units as compensation for director's fees earned as a retainer for serving as a director in that period and as fees for attendance at regular or special meetings of the Board of Directors or any committee of the Board. The election to receive deferred stock units is effective on an annual basis. The number of shares or deferred stock units is determined by the fair market value (average of highest and lowest prices on the New York Stock Exchange composite tape) of the Common Stock on the fifth trading day after earnings are announced for the most recently ended fiscal quarter.

   Cone applies Accounting Principles Board Opinion Number 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for these plans which requires compensation expense for Cone's options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, Cone has not recognized compensation expense for any of its options granted.

   SFAS No. 123, "Accounting for Stock-Based Compensation," requires pro forma disclosures for option grants when accounting for stock-based compensation plans in accordance with APB 25. The pro forma effects are determined as if compensation costs were recognized using a fair value based accounting method. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.00% for 2001 and 6.00% for 2000 and 1999; expected lives of eight years for 1992 Plan options, and six years for 1994 Plan options and for 2001 Plan options; expected volatility of 56% for 2001, 47% for 2000 and 41% for 1999; and a zero percent dividend yield.

   The pro forma effects on net loss and loss per share of options granted after December 31, 1994 are as follows:

                                                 2001           2000        1999
                                               --------       --------    --------
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Reported net loss............................ $(36,456)      $(25,269)   $(19,072)
Pro forma net loss...........................  (37,076)       (25,921)    (19,644)
Reported loss per share -- basic and diluted. $  (1.59)      $  (1.14)   $  (0.87)
Pro forma loss per share -- basic and diluted    (1.61)         (1.17)      (0.89)

   SFAS 123 requires pro forma disclosures only for options granted after December 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

   A reconciliation of Cone's stock option activity and related information follows:

                                               2001                  2000                  1999
                                       --------------------- --------------------- ---------------------
                                                   WEIGHTED-             WEIGHTED-             WEIGHTED-
                                        NUMBER OF   AVERAGE   NUMBER OF   AVERAGE   NUMBER OF   AVERAGE
                                         OPTIONS   EXERCISE    OPTIONS   EXERCISE    OPTIONS   EXERCISE
                                       (THOUSANDS)   PRICE   (THOUSANDS)   PRICE   (THOUSANDS)   PRICE
                                       ----------- --------- ----------- --------- ----------- ---------
Outstanding -- beginning of year......    1,756     $ 7.30      1,891      $8.39      1,740     $ 9.54
Granted...............................      827       1.29        348       4.35        469       4.79
Exercised.............................       (1)      1.42         (9)      4.44        (62)      5.24
Forfeited.............................     (197)      6.16       (438)      9.78       (256)     10.43
Expired...............................       (5)     12.88        (36)      6.50         --         --
                                         ------                ------                ------
Outstanding -- end of year............    2,380     $ 5.30      1,756      $7.30      1,891     $ 8.39
                                         ======     ======     ======      =====     ======     ======
Exercisable at end of year............    1,262     $ 7.53        950      $9.28      1,066     $10.70
                                         ======     ======     ======      =====     ======     ======
Weighted-average fair value of options
  granted during year.................   $ 1.60                $ 2.65                $ 2.71
                                         ======                ======                ======

   The following table summarizes information about stock options outstanding at December 30, 2001:

                                OPTIONS OUTSTANDING        OPTIONS EXERCISABLE
                          ------------------------------- ---------------------
                                      WTD. AVG
                            NUMBER    REMAINING WTD. AVG.   NUMBER    WTD. AVG.
                          OUTSTANDING CONTRACT  EXERCISE  EXERCISABLE EXERCISE
 RANGE OF EXERCISE PRICES (THOUSANDS)   LIFE      PRICE   (THOUSANDS)   PRICE
 ------------------------ ----------- --------- --------- ----------- ---------
          $ 1-5..........    1,686      8.57     $ 2.99        593     $ 3.62
            5-9..........      343      5.28       7.99        318       7.99
            9-13.........      177      2.81      11.89        177      11.89
           13-16.........      174      1.10      15.63        174      15.63
                             -----                           -----
                             2,380      7.12       5.30      1,262       7.53
                             =====                           =====

                                NOTE 15. LEASES

   Cone has various leases accounted for as operating leases. Rent expense was $4.4 million, $4.0 million and $3.6 million for 2001, 2000 and 1999, respectively. Future minimum rental payments required under lease agreements for the next five years are $2.5 million for 2002, $2.2 million for 2003, $2.0 million for 2004, $1.8 million for 2005 and $1.8 million for 2006. Aggregate future minimum rental payments total $17.5 million.

                            NOTE 16. CONTINGENCIES

   Cone and its subsidiaries, from time to time, are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of December 30, 2001, no significant litigation existed.

                            NOTE 17. LOSS PER SHARE

   The following table sets forth the computation of basic and diluted loss per share ("EPS"):

                                                                      2001           2000        1999
                                                                    --------       --------    --------
                                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
Loss from continuing operations................................... $(23,115)      $(20,266)   $(10,533)
Preferred stock dividends.........................................   (4,140)        (3,853)     (3,047)
                                                                    --------       --------    --------
Loss from continuing operations available to common stockholders..  (27,255)       (24,119)    (13,580)
Loss from discontinued operations.................................  (13,341)        (5,003)     (7,501)
Cumulative effect of accounting change............................       --             --      (1,038)
                                                                    --------       --------    --------
Basic EPS -- loss available to common stockholders................  (40,596)       (29,122)    (22,119)
Effect of dilutive securities.....................................       --             --          --
                                                                    --------       --------    --------
Diluted EPS -- loss available to common stockholders after assumed
  conversions..................................................... $(40,596)      $(29,122)   $(22,119)
                                                                    ========       ========    ========
Determination of shares:
Weighted-average shares...........................................   25,590         25,496      25,462
Contingently issuable (unvested restricted shares)................       (8)           (15)        (65)
                                                                    --------       --------    --------
Basic EPS -- weighted-average shares..............................   25,582         25,481      25,397
Effect of dilutive securities.....................................       --             --          --
                                                                    --------       --------    --------
Diluted EPS -- adjusted weighted-average shares after assumed
  conversions.....................................................   25,582         25,481      25,397
                                                                    ========       ========    ========
Loss per share -- basic and diluted:
Loss from continuing operations................................... $  (1.07)      $  (0.94)   $  (0.53)
Loss from discontinued operations.................................    (0.52)         (0.20)      (0.30)
Cumulative effect of accounting change............................       --             --       (0.04)
                                                                    --------       --------    --------
Loss per share -- basic and diluted............................... $  (1.59)      $  (1.14)   $  (0.87)
                                                                    ========       ========    ========

   The number of potentially dilutive common stock options outstanding using the treasury stock method during 2001, 2000, and 1999 were approximately 148,000, 79,000 and 60,000, respectively, but were not included in the computation of diluted loss per share because to do so would have been antidilutive. (See Note 14, "Stock Plans," of the Notes to Consolidated Financial Statements for information about stock options outstanding at December 30, 2001.)

               NOTE 18. SEGMENT INFORMATION AND MAJOR CUSTOMERS

   Cone has three principal business segments based upon organizational structure: 1) Denim; 2) Commission Finishing and 3) Decorative Fabrics.

   In 2001, Cone exited the khaki segment and sold the John Wolf operating division, a component of its decorative fabrics segment. Accordingly, Cone has reflected the operating results of these operations in discontinued operations. (See Note 22, "Discontinued Operations," of the Notes to Consolidated Financial Statements.)

   The denim segment includes denim fabrics in various styles, finishes and weights. The commission finishing segment provides custom printing and plain shade dyeing services. In December 2000, Cone announced the closing of the Raytex plant, part of its commission finishing segment, which was completed in the first quarter of 2001. Sales for the Raytex plant were $2.0 million, $16.9 million and $27.7 million for 2001, 2000 and 1999, respectively. Operating results for the Raytex plant were a loss of $0.9 million, $6.7 million and a loss of less than $0.1 million for 2001, 2000 and 1999, respectively. The decorative fabrics segment includes the design and distribution of decorative fabrics for the home furnishings industry.

   The percentages of net sales to foreign customers were 38.6%, 34.0% and 28.7% in 2001, 2000 and 1999, respectively. Cone has one denim customer that accounted for more than 10% of net sales. Sales to this customer, as a percentage of net sales, were 37.1%, 38.3% and 35.3% in 2001, 2000 and 1999, respectively. This customer had an outstanding accounts receivable balance with Cone, including amounts accounted for under the A/R Securitization Facility with GECC, of approximately $18.5 million and $32.6 million at December 30, 2001 and December 31, 2000, respectively. Cone has not incurred any losses related to this customer's accounts receivable.

   Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim segment. Restructuring and impairment of asset expenses, inventory charges and facility consolidation charges under Cone's Reinvention Plan, unallocated expenses, interest, income tax benefits and the cumulative effect of an accounting change are not included in segment operating income (loss). Segment identifiable assets include investments in unconsolidated affiliates and pension assets. Denim includes investments in unconsolidated affiliates. Pension assets are included in each segment. Assets in the "Other" segment include cash, income taxes, administrative facilities, deferred charges, miscellaneous receivables and assets of discontinued operations. Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable. Geographic sales dollars are determined generally based on the ultimate destination of the fabric.

   Sales, income (loss) from operations, identifiable assets, depreciation and amortization, capital expenditures and geographic sales information for Cone's operating segments are as follows:

                                            2001     2000     1999
                                          -------- -------- --------
                                                (IN THOUSANDS)
            NET SALES
                Denim.................... $352,013 $434,609 $408,968
                Commission Finishing.....   68,276   79,933   94,707
                Decorative Fabrics.......   41,842   53,023   45,005
                Yarn-Dyed Products.......       --       10   17,149
                Other....................      303      810    1,453
                                          -------- -------- --------
                                           462,434  568,385  567,282
                Less Intersegment Sales..   12,526   15,782   18,412
                                          -------- -------- --------
                                          $449,908 $552,603 $548,870
                                          ======== ======== ========

                                                                             2001      2000      1999
                                                                           --------  --------  --------
                                                                                  (IN THOUSANDS)
INCOME (LOSS) FROM OPERATIONS
  Denim................................................................... $ 13,369  $ 35,059  $ 26,490
  Commission Finishing....................................................    2,317    (6,643)   (6,874)
  Decorative Fabrics......................................................      755     2,315     4,249
  Yarn-Dyed Products......................................................       --       (60)   (5,625)
  Other...................................................................     (495)      295      (628)
  Unallocated Expenses....................................................   (3,606)   (2,552)   (4,915)
                                                                           --------  --------  --------
                                                                             12,340    28,414    12,697
  Reinvention Plan -- Inventory Charges and Facility Consolidation Charges   (7,489)       --        --
  Restructuring and Impairment of Assets..................................  (19,939)  (38,500)  (16,017)
                                                                           --------  --------  --------
                                                                            (15,088)  (10,086)   (3,320)
  Less Equity in Earnings of Unconsolidated Affiliates....................      177     2,716     1,684
                                                                           --------  --------  --------
                                                                            (15,265)  (12,802)   (5,004)
OTHER EXPENSE -- NET......................................................   20,172    22,227    13,914
                                                                           --------  --------  --------
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAX BENEFIT AND EQUITY
  IN EARNINGS OF UNCONSOLIDATED AFFILIATES................................ $(35,437) $(35,029) $(18,918)
                                                                           ========  ========  ========
IDENTIFIABLE ASSETS
  Denim................................................................... $234,896  $275,376  $273,339
  Commission Finishing....................................................   50,613    53,949    95,213
  Decorative Fabrics......................................................   28,383    49,941    49,741
  Yarn-Dyed Products......................................................      207       288    16,533
  Other...................................................................   20,280    43,662    37,971
                                                                           --------  --------  --------
                                                                           $334,379  $423,216  $472,797
                                                                           ========  ========  ========
DEPRECIATION AND AMORTIZATION
  Denim................................................................... $ 13,094  $ 13,298  $ 13,322
  Commission Finishing....................................................    4,091     6,623     8,131
  Decorative Fabrics......................................................    2,262     2,391     2,197
  Yarn-Dyed Products......................................................       --        --       734
  Other...................................................................    1,245     1,541     1,943
                                                                           --------  --------  --------
                                                                           $ 20,692  $ 23,853  $ 26,327
                                                                           ========  ========  ========
CAPITAL EXPENDITURES
  Denim................................................................... $  4,026  $  4,677  $  5,158
  Commission Finishing....................................................    1,138     2,999     4,502
  Decorative Fabrics......................................................      709       373       977
  Yarn-Dyed Products......................................................       --        --       932
  Other...................................................................    1,154     1,719     1,095
                                                                           --------  --------  --------
                                                                           $  7,027  $  9,768  $ 12,664
                                                                           ========  ========  ========
GEOGRAPHIC SALES INFORMATION
  United States........................................................... $276,339  $364,873  $391,498
  Belgium.................................................................   72,036    90,437    73,377
  North and South America -- excluding U.S................................   97,036    73,438    49,843
  Other...................................................................    4,497    23,855    34,152
                                                                           --------  --------  --------
                                                                           $449,908  $552,603  $548,870
                                                                           ========  ========  ========

                        NOTE 19. FINANCIAL INSTRUMENTS

   Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

   Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside the results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At December 30, 2001, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred tax benefits, of $0.3 million. Gains of $3.0 million, $1.7 million and $4.0 million were credited to cost of goods sold in 2001, 2000 and 1999, respectively. The ineffective portion of derivative gains and losses is reported in cost of goods sold immediately. Hedge ineffectiveness for 2001 was immaterial.

   Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment of the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. During 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $2.7 million, which is reflected in the "Other expense" caption in the consolidated statements of operations. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000. Cone recognized a charge of $2.7 million in 2001, which is reflected in the "Other expense" caption in the consolidated statements of operations, for the write off of the swap's unamortized transition liability that resulted from the adoption of SFAS No. 133.

   The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Revolving Credit Facility are reasonable estimates of their fair value at December 30, 2001 and December 31, 2000.

   The fair value of Cone's long-term debt, excluding borrowings under the Revolving Credit Facility, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

   The carrying amount and estimated fair value of certain financial instruments at December 30, 2001 and December 31, 2000 are as follows:

                                              2001             2000
                                        ---------------- ----------------
                                        CARRYING  FAIR   CARRYING  FAIR
                                         AMOUNT   VALUE   AMOUNT   VALUE
                                        -------- ------- -------- -------
                                                  (IN THOUSANDS)
         Interest Rate Swap Liability.. $    --  $    -- $    --  $(2,674)
         Long-Term Debt................
             Senior Note...............  27,155   27,311  28,946   28,913
             8 1/8% Debentures.........  98,575   45,000  98,131   65,000

   The fair value of the 8 1/8% Debentures was significantly lower than its carrying value at the end of 2001 and 2000 as a result of increased market spreads from treasury benchmarks for high yield debt and Cone's past operating performance.

                      NOTE 20. RELATED PARTY TRANSACTIONS

   Cone has various transactions in the normal course of business with its unconsolidated affiliated companies. Cone purchases denim and yarn from Parras Cone under a transfer pricing arrangement that is a part of the Commercial Agreement between Parras Cone, Cone and its joint venture partner, CIPSA. Purchases of denim and yarn from Parras Cone were $56.6 million, $70.1 million and $71.2 million in 2001, 2000 and 1999, respectively. Cone received $1.0 million in management fees from Parras Cone in 2001, 2000 and 1999 for production management, cotton buying, administrative support and engineering services. In addition, Cone sold looms to Parras Cone in 2001 for $2.9 million, the approximate net book value of the equipment at the time of sale. Cone also paid $2.2 million, $2.7 million and $1.3 million in marketing fees to CIPSA in 2001, 2000 and 1999, respectively. In addition, a current member of the board of directors of Cone owned $150,000 of Cone's 8 1/8% Debentures at December 31, 2000.

                NOTE 21. RESTRUCTURING AND IMPAIRMENT OF ASSETS

   In recent years, Cone has undertaken a number of restructuring activities to concentrate on businesses in which it has a leadership position, to redeploy human and capital resources to those core businesses, and to lower manufacturing costs.

   The restructuring and impairment of assets charges, before income taxes, were $19.9 million, $38.5 million and $16.0 million in 2001, 2000 and 1999, respectively.

2001

   During the year 2001, Cone implemented its Reinvention Plan, which was an entire assessment of how Cone competed in each of its businesses. The goal of the Reinvention Plan was to significantly reduce cost and to reduce Cone's investment in inventories and non-core assets. Reinvention Plan initiatives included the consolidation of two denim manufacturing facilities into one, the downsizing of sales and administrative staffs, aggressive inventory liquidations and the sale of non-core assets. Inventory to be liquidated was written down to its estimated net realizable value based on its disposal as a closeout rather than a core product. Non-core asset values were reviewed and adjusted to reflect the rapidly declining value of textile equipment available for sale.

   A by-product of the Reinvention Plan was the decision to sell the John Wolf business unit and to exit khaki. Losses on these business units are reflected in discontinued operations.

   The restructuring and impairment charges, before income taxes, were $19.9 million for 2001, and related primarily to the denim segment. The Reinvention Plan included:

      . Non-cash charges for the impairment of property and equipment totaling
        $9.3 million.

      . Terminal leave pay and benefits for salaried employees totaling $3.5 million. The restructuring initiatives resulted in the reduction of the workforce by 640 employees, primarily at Cone's corporate office and the Rutherford County facilities.

      . Recognition of a net pension curtailment loss of $0.9 million as a result of freezing the benefits for salaried employees in the qualified and nonqualified pension plans. (See Note 10, "Pensions and Other Benefit Programs" of the Notes to Consolidated Financial Statements.)

      . Non-cash impairment losses on its investments in Ashima and CIPSA, totaling $5.6 million.

      . Fees related to review of the workforce totaling $0.6 million.

2000

   The market segment served by the Raytex plant, part of Cone's commission finishing segment, deteriorated during late 1999 and early 2000. In December 2000, as a result of the adverse market positions, Cone announced the closing of the Raytex plant that was completed in the first quarter of 2001.

   During the fiscal year 2000, restructuring and impairment charges included:

      . Non-cash charges of $24.0 million for the write-off of intangible assets and $13.8 million for the write down of property, plant and equipment at Cone's Raytex plant, part of the commission finishing segment.

      . Terminal leave pay and benefits for salaried employees totaling $1.0 million. The restructuring initiatives resulted in the reduction of the workforce by approximately 47 employees at the Raytex plant.

   The 2000 restructuring and impairment charges were partially offset by a $0.3 million gain on the sale of Carlisle equipment originally reserved in the 1999 restructuring and impairment charges. Cone classified the gain as a reversal of restructuring charges in the fiscal 2000 statement of operations.

1999

   During the fourth quarter of fiscal year 1998, Cone implemented a comprehensive reorganization program that included the reconfiguration and closing of manufacturing facilities, downsizing and reorganization of sales and administrative staffs to reduce overhead costs and the divestiture of operations that management believed were inconsistent with Cone's strategic objectives. Specifically, the comprehensive program included:

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

      . Reconfiguration of denim manufacturing overhead structures substantially completed in March 1999.

      . Exit from ring-spun yarn manufacturing at Cone's Cliffside and Florence plants completed in May 1999.

      . The restructuring of the Carlisle plant reducing the workforce by approximately 25% completed in September 1999.

   The components of the 1999 restructuring charges included the establishment of an $11.9 million reserve for severance benefit payments, consulting fees and pension curtailment losses. Severance benefit payments consisted of terminal leave pay for salary employees, severance pay for hourly employees and health insurance. The consulting fees were primarily for review of the workforce, design of severance packages and legal review to ensure that Cone was in compliance with laws and regulations related to the selection of those persons terminated. In addition, Cone also recognized non-cash charges for impairment of property and equipment of $4.1 million at the Cliffside and Florence yarn manufacturing facilities and the Carlisle screen printing facility. The restructuring initiatives resulted in the reduction of approximately 1,600 employees.

OTHER MATTERS

   Assets that have been sold, or are available for sale at December 30, 2001, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house engineering and purchasing appraisals and surveys with used equipment dealers. Assets available for sale are included in the Property, Plant and Equipment caption on the balance sheet in the carrying amount of $10.1 million and $11.8 million at December 30, 2001 and December 31, 2000, respectively. (See Note 6, "Property, Plant and Equipment" of the Notes to Consolidated Financial Statements.)

   Cone is actively marketing the affected property and equipment currently available for sale and will pursue the most expedient manner of effecting the sale or disposition of such assets. However, the actual timing of the disposition of these assets may vary as a result of market conditions.

   No depreciation expense for these impaired assets subsequent to classification as available for sale is included in the operating results for the periods presented.

   Other expenses related to the comprehensive reorganization program, including losses on inventories of discontinued styles, of approximately $6.1 million, $1.9 million and $3.6 million in 2001, 2000 and 1999, respectively, were charged to cost of goods sold as incurred. Inventory writedowns related to discontinued styles are booked at expected net realizable value based upon the style or category of inventory.

   A roll-forward of the activity related to Cone's restructuring charges for the years 1999, 2000 and 2001 follows:

                                    CORPORATE &
                                      TEXTILE          SALISBURY &
                                     PRODUCTS           YARN-DYED    RING   GRANITE
                                       GROUP    RAYTEX  PRODUCTS   SPINNING CLOSING CARLISLE  TOTAL
                                    ----------- ------ ----------- -------- ------- -------- --------
                                                              (IN THOUSANDS)
BALANCE, JANUARY 3, 1999
Terminal leave and related benefits   $   532   $  --    $    --    $  --    $ 49   $    --  $    581
                                      -------   -----    -------    -----    ----   -------  --------
ADDITIONS:
Terminal leave and related benefits     4,326      --      2,703      931      --     1,022     8,982
Pension curtailment*...............       211      --         72       17      --       272       572
Consulting and legal fees*.........       727      --         --       --      --     1,012     1,739
Shut-down expenses*................        --      --        600       --      --        --       600
                                      -------   -----    -------    -----    ----   -------  --------
                                        5,264      --      3,375      948      --     2,306    11,893
                                      -------   -----    -------    -----    ----   -------  --------
DEDUCTIONS:
Terminal leave and related benefits    (4,140)     --     (2,512)    (931)    (49)      (83)   (7,715)
Pension curtailment*...............      (211)     --        (72)     (17)     --      (272)     (572)
Consulting and legal fees*.........      (727)     --         --       --      --    (1,012)   (1,739)
Shut-down expenses*................        --      --       (600)      --      --        --      (600)
                                      -------   -----    -------    -----    ----   -------  --------
                                       (5,078)     --     (3,184)    (948)    (49)   (1,367)  (10,626)
                                      -------   -----    -------    -----    ----   -------  --------
Terminal leave and related benefits       718      --        191       --      --       939     1,848
                                      -------   -----    -------    -----    ----   -------  --------
BALANCE, JANUARY 2, 2000...........   $   718   $  --    $   191    $  --    $ --   $   939  $  1,848
                                      -------   -----    -------    -----    ----   -------  --------
ADDITIONS:
Terminal leave and related benefits        --     964         --       --      --        --       964
                                      -------   -----    -------    -----    ----   -------  --------
DEDUCTIONS:
Terminal leave and related benefits      (718)     --       (191)      --      --      (939)   (1,848)
                                      -------   -----    -------    -----    ----   -------  --------
Terminal leave and related benefits        --     964         --       --      --        --       964
                                      -------   -----    -------    -----    ----   -------  --------
BALANCE, DECEMBER 31, 2000.........   $    --   $ 964    $    --    $  --    $ --   $    --  $    964
                                      -------   -----    -------    -----    ----   -------  --------
ADDITIONS:
Terminal leave and related benefits     3,535      --         --       --      --        --     3,535
Pension curtailment*...............       888      --         --       --      --        --       888
Consulting fees*...................       600      --         --       --      --        --       600
                                      -------   -----    -------    -----    ----   -------  --------
                                        5,023      --         --       --      --        --     5,023
                                      -------   -----    -------    -----    ----   -------  --------
DEDUCTIONS:
Terminal leave and related benefits    (2,896)   (964)        --       --      --        --    (3,860)
Pension curtailment*...............      (888)     --         --       --      --        --      (888)
Consulting fees*...................      (600)     --         --       --      --        --      (600)
                                      -------   -----    -------    -----    ----   -------  --------
                                       (4,384)   (964)        --       --      --        --    (5,348)
                                      -------   -----    -------    -----    ----   -------  --------
Terminal leave and related benefits       639      --         --       --      --        --       639
                                      -------   -----    -------    -----    ----   -------  --------
BALANCE, DECEMBER 30, 2001.........   $   639   $  --    $    --    $  --    $ --   $    --  $    639
                                      =======   =====    =======    =====    ====   =======  ========

-----------------
*  Items expensed as incurred.

                       NOTE 22. DISCONTINUED OPERATIONS

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

   Based upon the weaknesses of the domestic khaki business, Cone's market position in khaki, including the sustained losses and long-term outlook for khaki fabrics produced in North America, Cone decided to exit its khaki business in the fourth quarter of fiscal year 2001.

   Cone will not have any significant continuing involvement in the operations of businesses exited in fiscal 2001. Thus, the results of these businesses have been reflected as discontinued operations and prior periods have been restated accordingly.

   Net sales and losses from discontinued operations were as follows:

                                                2001     2000      1999
                                              --------  -------  --------
                                                     (IN THOUSANDS)
     Net Sales
        John Wolf............................ $ 14,926  $24,268  $ 27,939
        Khaki................................   27,284   40,850    39,512
                                              --------  -------  --------
                                              $ 42,210  $65,118  $ 67,451
                                              ========  =======  ========
     Pretax loss from discontinued operations
        John Wolf............................ $ (4,648) $(3,957) $ (2,658)
        Khaki................................   (9,481)  (3,623)   (8,882)
                                              --------  -------  --------
                                               (14,129)  (7,580)  (11,540)
     Pretax loss on sale of John Wolf........   (6,397)      --        --
     Income tax benefit......................    7,185    2,577     4,039
                                              --------  -------  --------
     Net loss from discontinued operations... $(13,341) $(5,003) $ (7,501)
                                              ========  =======  ========

   Balance Sheet balances related to these discontinued operations at December 30, 2001 and December 31, 2000, are as follows:

                                                   2001             2000
                                             ---------------- -----------------
                                             JOHN WOLF KHAKI  JOHN WOLF  KHAKI
                                             --------- ------ --------- -------
 Accounts receivable........................  $  388   $5,001  $ 3,541  $ 7,973
 Inventories................................       3    1,767   13,015   20,949
 Other assets...............................       2    1,028       26    3,586
 Property, plant and equipment..............     244       --      987       --
                                              ------   ------  -------  -------
                                              $  637   $7,796  $17,569  $32,508
                                              ======   ======  =======  =======
 Accounts payable and other accrued expenses  $1,678   $  176  $11,431  $18,726
                                              ======   ======  =======  =======

                 NOTE 23. QUARTERLY FINANCIAL DATA (UNAUDITED)

   Certain amounts in the following tables have been restated for discontinued operations in accordance with SFAS No. 144.

                                                                               QUARTERS ENDED
                                                                   --------------------------------------
                                                                   APRIL 1,  JULY 1,   SEPT. 30, DEC. 30,
                                                                     2001     2001       2001      2001
                                                                   --------  --------  --------- --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales......................................................... $132,661  $121,728  $106,959  $ 88,560
Gross profit......................................................   12,548     5,406    12,995     9,486
Income (loss) from continuing operations..........................    3,150   (24,082)    4,891       776
Equity in earnings (losses) of unconsolidated affiliates..........      349       223       (88)     (307)
Loss from discontinued operations.................................   (2,001)   (5,497)   (4,735)   (1,108)
Net loss.......................................................... $ (2,903) $(26,465) $ (4,604) $ (2,484)
Loss available to common stockholders............................. $ (3,903) $(27,532) $ (5,677) $ (3,484)
Loss per share -- basic and diluted
   Continuing Operations.......................................... $  (0.07) $  (0.86) $  (0.04) $  (0.10)
   Discontinued Operations........................................    (0.08)    (0.22)    (0.18)    (0.04)
                                                                   --------  --------  --------  --------
                                                                   $  (0.15) $  (1.08) $  (0.22) $  (0.14)
                                                                   ========  ========  ========  ========
Items previously reported in continuing operations now included in discontinued operations:
   Net sales...................................................... $ 14,874  $ 13,486  $  6,075  $     --
   Gross profit...................................................   (1,015)   (6,405)   (1,939)       --
   Loss from operations...........................................   (3,079)   (8,457)   (2,062)       --
Weighted-average shares outstanding
   Basic..........................................................   25,518    25,557    25,595    25,637
   Diluted........................................................   25,518    25,557    25,595    25,637
Common stock prices
   High........................................................... $   4.00  $   2.64  $   1.83  $   1.90
   Low............................................................ $   2.56  $   1.11  $   1.30  $   1.50

                                                                               QUARTERS ENDED
                                                                   --------------------------------------
                                                                   APRIL 2,  JULY 2,    OCT. 1,  DEC. 31,
                                                                     2000     2000       2000      2000
                                                                   --------  --------  --------- --------
Net sales......................................................... $126,121  $143,765  $146,666  $136,051
Gross profit......................................................   16,812    18,865    15,930    12,488
Income (loss) from continuing operations..........................    6,404     8,809     7,649   (35,664)
Equity in earnings of unconsolidated affiliates...................      450       775       932       559
Loss from discontinued operations.................................   (1,582)   (1,300)     (765)   (1,356)
Net income (loss)................................................. $   (277) $  1,526  $  1,436  $(27,954)
Income (loss) available to common stockholders.................... $   (984) $    431  $    389  $(28,958)
Earnings (loss) per share -- basic and diluted
   Continuing Operations.......................................... $   0.02  $   0.07  $   0.05  $  (1.09)
   Discontinued Operations........................................    (0.06)    (0.05)    (0.03)    (0.05)
                                                                   --------  --------  --------  --------
                                                                   $  (0.04) $   0.02  $   0.02  $  (1.14)
                                                                   ========  ========  ========  ========
Items previously reported in continuing operations now included in discontinued operations:
   Net sales...................................................... $ 15,556  $ 17,784  $ 18,607  $ 13,171
   Gross profit...................................................      289       727     1,617       692
   Loss from operations...........................................   (2,397)   (1,970)   (1,159)   (2,054)
Weighted-average shares outstanding
   Basic..........................................................   25,425    25,432    25,441    25,507
   Diluted........................................................   25,425    25,648    25,649    25,507
Common stock prices
   High........................................................... $   4.69  $   6.44  $   7.31  $   4.44
   Low............................................................ $   3.25  $   3.88  $   4.06  $   2.38

   The number of holders of record of Cone's Common Stock as of January 31, 2002 was 300.

   No dividends have been declared on Common Stock since 1984, and Cone's financing agreements currently prohibit it from paying dividends on its Common Stock. Payment of cash dividends in the future will depend upon Cone's financial condition, results of operations, current and anticipated capital requirements, and other factors deemed relevant by Cone's Board of Directors.

   In the second quarter of 2001, Cone implemented its Reinvention Plan. The Reinvention Plan included recording restructuring and impairment of asset charges of $19.7 million including severance and other costs of $3.3 million ($0.08 per share, net of tax), $9.3 million ($0.24 per share, net of tax) to write-down property and equipment to its estimated net realizable value less costs to sell, $0.6 million ($0.02 per share, net of tax) for consulting fees, $0.9 million ($0.02 per share, net of tax) as a result of freezing the benefits for salaried employees in the qualified and nonqualified pension plans, and $5.6 million ($0.22 per share, net of tax) for the impairment of Cone's investment in certain unconsolidated affiliates. Additionally, a charge of $12.9 million ($0.33 per share, net of tax) was recorded in the second quarter of 2001 in cost of goods sold to reflect write-down of certain inventory values.

   In the third quarter of 2001, Cone recognized a $2.0 million ($0.05 per share, net of tax) mark-to-market gain related to its interest rate swap derivative instrument. The interest rate swap derivative instrument was terminated during the fourth quarter of 2001, at which time the remaining unamortized amount was written off in the amount of $2.1 million ($0.05 per share, net of tax). (See Note 19, "Financial Instruments," of the Notes to Consolidated Financial Statements.) In the fourth quarter of 2001, Cone recognized an additional restructuring charge of $0.2 million ($0.01 per share, net of tax) related to severance and other costs. (See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.)

   In the third quarter of 2001, Cone sold substantially all of the assets of the John Wolf converted fabrics business and reflected the operating results of this unit as a discontinued operation. Proceeds from the sale were approximately $5.3 million. Cone recognized a pre-tax loss of $6.4 million in the third quarter of 2001 on the sale. In the fourth quarter of 2001, Cone exited its khaki business. Accordingly, prior periods have been restated to reflect discontinued operations for these exited businesses. In addition, results of discontinued operations previously reported in Cone's quarterly filings with the Securities and Exchange Commission have been provided for purposes of reconciliation.

   In the first quarter of 2000, Cone recognized a gain of $0.3 million on sale of Carlisle equipment reserved in 1999. In the fourth quarter of 2000, Cone recorded restructuring and impairment of asset charges of $38.8 million related to severance and other costs of $1.0 million ($0.02 per share, net of tax) and $37.8 million ($0.96 per share, net of tax) to write-down Raytex intangibles and property and equipment to its estimated net realizable value less costs to sell. Additionally, a charge of $1.9 million ($0.05 per share, net of tax) was recorded in the fourth quarter of 2000 to reflect write-down of certain inventory values. (See Note 21, "Restructuring and Impairment of Assets," of the Notes to Consolidated Financial Statements.)

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                             FINANCIAL DISCLOSURE

   None.

                                   PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information relating to directors is presented under the heading "Election of Directors" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 7, 2002, and is hereby incorporated by reference. Information regarding executive officers is included as Item 4A in Part I.

                        ITEM 11. EXECUTIVE COMPENSATION

   Information relating to executive compensation is presented under the heading "Executive Compensation" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 7, 2002, and is hereby incorporated by reference.

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   Information with respect to beneficial ownership of Cone's voting securities by each director and all officers and directors as a group, and by any person known to beneficially own more than 5% of any class of voting security of Cone, is presented under the heading "Security Ownership of Directors, Nominees and Named Executive Officers" and "Security Ownership of Certain Beneficial Owners" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 7, 2002, and is hereby incorporated by reference.

            ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Information with respect to certain relationships and related transactions is presented under the headings "Compensation of Directors" in Cone's definitive Proxy Statement prepared for the Annual Meeting of Shareholders to be held on May 7, 2002, and is hereby incorporated by reference.

                                    PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

       Independent Auditor's Report

       Consolidated Statements of Operations for the Years Ended December 30, 2001, December 31, 2000, and
       January 2, 2000

       Consolidated Balance Sheets as of December 30, 2001 and December 31, 2000

       Consolidated Statements of Stockholders' Equity for the Years Ended December 30, 2001, December 31, 2000
       and January 2, 2000

       Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 31, 2000 and
       January 2, 2000

       Notes to Consolidated Financial Statements

(a)(2) The following Financial Statement Schedules are presented on pages 57 through 58 hereto.

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

       None

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

/s/ McGladrey & Pullen, LLP
Greensboro, North Carolina
February 8, 2002

                    CONE MILLS CORPORATION AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

     YEARS ENDED DECEMBER 30, 2001, DECEMBER 31, 2000 AND JANUARY 2, 2000
                                (IN THOUSANDS)

                       COLUMN A                          COLUMN B         COLUMN C         COLUMN D   COLUMN E
-------------------------------------------------------  --------- -------------------    ----------  ---------
                                                                         ADDITIONS
                                                                   -------------------
                                                          BALANCE     (1)        (2)
                                                            AT     CHARGED TO CHARGED TO               BALANCE
                                                         BEGINNING COSTS AND    OTHER                 AT END OF
                      DESCRIPTION                        OF PERIOD  EXPENSES   ACCOUNTS   DEDUCTIONS   PERIOD
-------------------------------------------------------  --------- ---------- ----------  ----------  ---------
DECEMBER 30, 2001
   Valuation accounts deducted from the assets to which
     they apply:
       Provision for doubtful accounts..................  $5,050    $ 1,795     $   --     $ 1,145(c)  $5,700
                                                          ------    -------     ------     -------     ------
       Reserve for inventory (b)........................   5,837     12,880         --      14,049      4,668
                                                          ------    -------     ------     -------     ------
   Restructuring:
   Reserve for other restructuring charges
     excluding fixed assets writedowns (b)..............     964      5,023         --       5,348        639
                                                          ------    -------     ------     -------     ------
DECEMBER 31, 2000
   Valuation accounts deducted from the assets to which
     they apply:
       Provision for doubtful accounts..................  $5,050    $   577     $   --     $   577(c)  $5,050
                                                          ------    -------     ------     -------     ------
       Reserve for inventory (b)........................   7,576      1,358         --       3,097      5,837
                                                          ------    -------     ------     -------     ------
   Restructuring:
   Reserve for other restructuring charges
     excluding fixed assets writedowns (b)..............   1,848        964         --       1,848        964
                                                          ------    -------     ------     -------     ------
JANUARY 2, 2000
   Valuation accounts deducted from the assets to which
     they apply:
       Provision for doubtful accounts..................  $1,500    $ 1,938     $3,550(a)  $ 1,938(c)  $5,050
                                                          ------    -------     ------     -------     ------
       Reserve for inventory (b)........................   6,948      1,230         --         602      7,576
                                                          ------    -------     ------     -------     ------
   Restructuring:
   Reserve for other restructuring charges
     excluding fixed assets writedowns (b)..............     581     11,893         --      10,626      1,848
                                                          ------    -------     ------     -------     ------

(a) Represents doubtful accounts allowance carried over from Cone Receivables, LLC.

(b) Represents reserves charged to costs and expenses.

(c) Represents bad debts charged off.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                       -
*2.1    Receivables Purchase and Servicing Agreement dated as of September 1, 1999, by and among Cone
        Receivables II LLC, as Seller, Redwood Receivables Corporation, as Purchaser, the Registrant, as Servicer,
        and General Electric Capital Corporation, as Operating Agent and Collateral Agent, filed as Exhibit 2.1(h) to
        Registrant's report on Form 10-Q for the quarter ended October 3, 1999.
*2.2    Receivables Transfer Agreement dated as of September 1, 1999, by and among the Registrant, any other
        Originator Party hereto, and Cone Receivables II LLC, filed as Exhibit 2.1(i) to Registrant's report on Form 10-
        Q for the quarter ended October 3, 1999.
*2.3.1  First Amendment and Waiver to Securitization Agreements dated as of November 16, 1999, by and between
        Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation and General Electric Capital
        Corporation, together with all exhibits thereto, filed as Exhibit 2.1(c) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.
*2.3.2  Second Amendment to Securitization Agreements dated as of January 28, 2000, by and between Cone
        Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital
        Corporation, together with all exhibits thereto, filed as Exhibit 2.1(d) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.
*2.3.3  Third Amendment to Securitization Agreements dated as of March 31, 2000, by and between Cone
        Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital
        Corporation, together with all Exhibits thereto, filed as Exhibit 2.1(e) to Registrant's report on Form 10-Q for the quarter ended April 2, 2000.
*2.3.4  Fourth Amendment to Securitization Agreements dated as of April 24, 2000 by and between Cone Receivables
        II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation, and General Electric
        Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(f) to Registrant's report on Form
        10-Q for the quarter ended April 2, 2000, filed as Exhibit 2.3.4 to Registrant's Registration Statement on Form
        S-4 (File No. 333-43014).
*2.3.5  Fifth Amendment to Securitization Agreements dated as of June 30, 2000 by and between Cone Receivables
        II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation, and General Electric
        Capital Corporation, filed as Exhibit 2.3.5 to Registrant's Registration Statement on Form S-4 (File No. 333-
        43014).
*2.3.6  Sixth Amendment to Securitization Agreements dated as of December 12, 2000 by and between Cone
        Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation and General
        Electric Capital Corporation, filed as Exhibit 2.3.6 to Registrant's Registration Statement on Form S-4 (File No.
        333-43014).
*2.3.7  Seventh Amendment to Securitization Agreement dated as of April 23, 2001 by and between Cone Receivables
        II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit
        2.3.7 to Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
*2.3.8  Eighth Amendment to Securitization Agreement dated as of July 20, 2001 by and between Cone Receivables II
        LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit 2.3.8 to Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
2.3.9   Ninth Amendment to Securitization Agreement dated as of November 9, 2001 by and between Cone
        Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation.
*2.4    Investment Agreement dated as of June 18, 1993, among Compania Industrial de Parras, S.A. de C.V., Sr.
        Rodolfo Garcia Muriel, and the Registrant, filed as Exhibit 2.2(a) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                       -
*2.5    Commercial Agreement dated as of July 1, 1999, among Compania Industrial de Parras, S.A. de C.V., the
        Registrant, and Parras Cone de Mexico, S.A., filed as Exhibit 2.2(b) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.
*2.5.1  Amended and Restated Commercial Agreement, dated as of December 12, 2000, among Compania Industrial de Parras, S.A. de C.V., the Registrant and Parras Cone de Mexico, S.A., filed as Exhibit 2.5.1 to Registrant's
        Registration Statement on Form S-4 (File No. 333-43014).
*2.6    Guaranty Agreement dated as of June 25, 1993, between the Registrant and Compania Industrial de Parras,
        S.A. de C.V., filed as Exhibit 2.2(c) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
*2.7    Joint Venture Agreement dated as of June 25, 1993, between Compania Industrial de Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(d) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
*2.7.1  First Amendment to Joint Venture Agreement dated as of June 14, 1995, between Compania Industrial de
        Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(e) to Registrant's report on
        Form 10-Q for the quarter ended July 2, 1995.
*2.8    Joint Venture Registration Rights Agreement dated as of June 25, 1993, among Parras Cone de
        Mexico, S.A., Compania Industrial de Parras, S.A. de C.V. and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit
        2.2(e) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
*2.9    Parras Registration Rights Agreement dated as of June 25, 1993, between Compania Industrial de Parras,
        S.A. de C.V. and the Registrant, filed as Exhibit 2.2(f) to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
*2.10   Support Agreement dated as of June 25, 1993, among the Registrant, Sr. Rodolfo L. Garcia, Sr.
        Rodolfo Garcia Muriel and certain other person listed therein ("private stockholders"), filed as Exhibit 2.2(g)
        to Registrant's report on Form 10-Q for the quarter ended July 4, 1993.
*3.1    Restated Articles of Incorporation of the Registrant effective August 25, 1993, filed as Exhibit 4.1 to
        Registrant's report on Form 10-Q for the quarter ended October 3, 1993.
*3.1.1  Articles of Amendment of the Articles of Incorporation of the Registrant effective October 22, 1999, to fix the designation, preferences, limitations, and relative rights of a series of its Class B Preferred Stock, filed as
        Exhibit 4.1(a) to Registrant's report on Form 10-Q for the quarter ended October 3, 1999.
*3.2    Amended and Restated Bylaws of Registrant, effective June 18, 1992, filed as Exhibit 3.5 to Registrant's
        Registration Statement on Form S-1 (File No. 33-46907).
*4.1    Rights Agreement dated as of October 14, 1999, between the Registrant and First Union National
        Bank, as Rights Agent, with Form of Articles of Amendment with respect to the Class B Preferred Stock
        (Series A), the Form of Rights Certificate, and Summary of Rights attached, filed as Exhibit 1 to Registrant's report on Form 8-A dated October 29, 1999.
*4.2    Note Agreement dated as of August 13, 1992, between the Registrant and The Prudential Insurance Company of America, with form of 8% promissory note attached, filed as Exhibit 4.01 to Registrant's report on Form 8-K dated August 13, 1992.
*4.2.1  Letter Agreement dated September 11, 1992, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2 to Registrant's report on Form 8-K dated March 1, 1995.
*4.2.2  Letter Agreement dated July 19, 1993, amending the Note Agreement dated August 13, 1992, between the
        Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3 to Registrant's report on
        Form 8-K dated March 1, 1995.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                     -
*4.2.3  Letter Agreement dated June 30, 1994, amending the Note Agreement dated August 13, 1992, between the
        Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.4 to Registrant's report on
        Form 8-K dated March 1, 1995.
*4.2.4  Letter Agreement dated November 14, 1994, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.5 to Registrant's report on Form 8-K dated March 1, 1995.
*4.2.5  Letter Agreement dated as of June 30, 1995, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(e) to Registrant's report on Form 10-Q for the quarter ended July 2, 1995.
*4.2.6  Letter Agreement dated as of June 30, 1995, between the Registrant and The Prudential
        Insurance Company of America superseding Letter Agreement, filed as Exhibit 4.3(e) to Registrant's report on Form 10-Q for the quarter ended July 2, 1995.
*4.2.7  Letter Agreement dated as of March 30, 1996, between the Registrant and The Prudential Insurance
        Company of America, filed as Exhibit 4.3(g) to Registrant's report on Form 10-Q for the quarter ended March
        31, 1996.
*4.2.8  Letter Agreement dated as of January 31, 1997, between the Registrant and The Prudential Insurance
        Company of America, filed as Exhibit 4.3(h) to Registrant's report on Form 10-K for the year ended December
        29, 1996.
*4.2.9  Letter Agreement dated as of July 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(i) to Registrant's report on Form 10-Q for the quarter ended September 28,
        1997.
*4.2.10 Modification to Note Agreement dated as of February 14, 1998, between the Registrant and The Prudential
        Insurance Company of America, filed as Exhibit 4.3(j) to Registrant's report on Form 10-Q for the quarter ended March 29, 1998.
*4.2.11 Letter Agreement dated as of September 1, 1999, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(i) to
        Registrant's report on Form 10-Q for the quarter ended October 3, 1999.
*4.2.12 Amendment of 1992 Note Agreement dated as of January 28, 2000, by and among the Registrant and The
        Prudential Insurance Company of America, together with all exhibits thereto, filed as Exhibit 9 to Registrant's report on Form 8-K dated February 11, 2000.
*4.2.13 Waiver under Note Agreement dated as of July 3, 2000, by and among the Registrant and The Prudential
        Insurance Company of America, filed as Exhibit 4.2.13 to Registrant's Registration Statement on Form S-4
        (File No. 333-43014).
*4.2.14 Amendment of 1992 Note Agreement dated as of July 14, 2000, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.14 to Registrant's Registration Statement on
        Form S-4 (File No. 333-43014).
*4.2.15 Amendment of 1992 Note Agreement dated as of December 12, 2000, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.15 to the Registrant's Registration Statement
        on Form S-4 (File No. 333-43014).
*4.2.16 Amendment of 1992 Note Agreement and Waiver dated as of April 23, 2001, by and among the Registrant and
        The Prudential Insurance Company of America, filed as Exhibit 4.2.16 to Registrant's report on Form 10-Q for quarter ended July 1, 2001.
*4.2.17 Amendment of 1992 Note Agreement dated as of June 28, 2001, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.17 to Registrant's report on Form 10-Q for the quarter ended July 1, 2001.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                    -
*4.2.18 Waiver Under 1992 Note Agreement dated as of August 10, 2001, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.18 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
*4.2.19 Amendment of 1992 Note Agreement dated as of September 25, 2001, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.19 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
*4.2.20 Amendment of 1992 Note Agreement dated as of October 25, 2001, by and among the Registrant and The
        Prudential Insurance Company of America, filed as Exhibit 4.2.20 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
4.2.21  Amendment of 1992 Note Agreement dated as of November 9, 2001, by and among the Registrant and The
        Prudential Insurance Company of America.
4.2.22  Amendment of 1992 Note Agreement dated as of March 22, 2002, by and among the Registrant and The
        Prudential Insurance Company of America.
*4.3    Credit Agreement dated as of January 28, 2000, by and among the Registrant, as Borrower, Bank of America,
        N.A., as Agent and as Lender and the Lenders party thereto from time to time, together with all exhibits thereto, filed as Exhibit 1 to Registrant's report on Form 8-K dated February 11, 2000.
*4.3.1  Amendment No. 1 to Credit Agreement dated as of July 14, 2000, by and among the Registrant, as Borrower,
        Cone Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign Trading LLC, as Guarantors, Bank of America,
        N.A., as Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.1 to
        Registrant's Registration Statement on Form S-4 (File No. 333-43014).
*4.3.2  Amendment No. 2 to Credit Agreement dated as of December 12, 2000, by and among the Registrant, as
        Borrower, Cone Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign Trading LLC, as Guarantors, Bank of
        America, N.A., as Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.2 to Registrant's Registration Statement on Form S-4 (File No. 333-43014).
*4.3.3  Waiver and Amendment No. 3 to Credit Agreement dated as of April 23, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender, and the Lenders Signatory Thereto, filed as
        Exhibit 4.3.3 to Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
*4.3.4  Amendment No. 4 to Credit Agreement dated as of June 28, 2001, by and among the Registrant, as Borrower,
        Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.4 to
        Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
*4.3.5  Amendment No. 5 to Credit Agreement dated as of August 10, 2001, by and among the Registrant, as
        Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit
        4.3.5 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
*4.3.6  Amendment No. 6 to Credit Agreement dated as of September 25, 2001, by and among the Registrant, as
        Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit
        4.3.6 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
*4.3.7  Amendment No. 7 to Credit Agreement dated as of October 25, 2001, by and among the Registrant, as
        Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit
        4.3.7 to Registrant's report on Form 10-Q for the quarter ended September 30, 2001.
4.3.8   Amendment No. 8 to Credit Agreement dated as of November 9, 2001, by and among the Registrant, as
        Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto.
4.3.9   Amendment No. 9 to Credit Agreement dated as of February 27, 2002, by and among the Registrant, as
        Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                         -
*4.4    Guaranty Agreement dated as of January 28, 2000, made by Cone Global Finance Corporation, CIPCO S.C.,
        Inc. and Cone Foreign Trading LLC in favor of Bank of America, N.A. as Revolving Credit Agent for the
        Lenders, The Prudential Insurance Company of America, SunTrust Bank, Morgan Guaranty Trust Company of
        New York, Wilmington Trust Company, as General Collateral Agent, Bank of America, N.A., as Priority
        Collateral Agent, and Atlantic Financial Group, Ltd., together with all exhibits thereto, filed as Exhibit 2 to
        Registrant's report on Form 8-K dated February 11, 2000.
*4.5    Priority Security Agreement dated as of January 28, 2000, by the Registrant and certain of its subsidiaries, as
        Grantors, and Bank of America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as
        Exhibit 3 to Registrant's report on Form 8-K dated February 11, 2000.
*4.6    General Security Agreement dated as of January 28, 2000, by the Registrant and certain of its subsidiaries, as Grantors, and Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 4 to Registrant's report on Form 8-K dated February 11, 2000.
*4.7    Securities Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust
        Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 5 to Registrant's report on Form 8-K dated February 11, 2000.
*4.8    CMM Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust
        Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 6 to Registrant's
        Report on Form 8-K dated February 11, 2000.
*4.9    Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement
        dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, Wilmington Trust
        Company, as General Collateral Agent, and Bank of America, N.A., as Designated Collateral Subagent,
        together with all exhibits thereto, filed as Exhibit 7 to Registrant's report on Form 8-K dated February 11,
        2000.
*4.10   Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement
        dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, and Bank of
        America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as Exhibit 8 to Registrant's report on Form 8-K dated February 11, 2000.
*4.11   Termination Agreement dated as of January 28, 2000, between the Registrant and Morgan Guaranty Trust
        Company of New York, as Agent for various banks terminating the Credit Agent dated August 7, 1997, filed as
        Exhibit 4.4(h) to Registrant's report on Form 10-K for the fiscal year ending January 2, 2000.
*4.12   Specimen Class A Preferred Stock Certificate, filed as Exhibit 4.5 to Registrant's Registration Statement on
        Form S-1 (File No. 33-46907).
*4.13   Specimen Common Stock Certificate, effective June 18, 1992, filed as Exhibit 4.7 to Registrant's Registration
        Statement on Form S-1 (File No. 33-46907).
*4.14   Cone Mills Corporation 1983 ESOP as amended and restated effective December 1, 1994, filed as Exhibit 4.9 to Registrant's report on Form 10-K for year ended January 1, 1995.
*4.14.1 First Amendment to the Cone Mills Corporation 1983 ESOP dated May 9, 1995, filed as Exhibit 4.9(a) to
        Registrant's report on Form 10-K for year ended December 31, 1995.
*4.14.2 Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as Exhibit 4.9(b)
        to Registrant's report on Form 10-K for year ended December 31, 1995.
*4.14.3 Third Amendment to the Cone Mills Corporation 1983 ESOP dated August 7, 1997, filed as Exhibit 4.8(c) to
        Registrant's report on Form 10-Q for the quarter ended September 28, 1997.
*4.14.4 Fourth Amendment to the Cone Mills Corporation 1983 ESOP dated December 4, 1997, filed as Exhibit 4.8(d)
        to Registrant's report on Form 10-K for the year ended December 28, 1997.

EXHIBIT
  NO.    DESCRIPTION
-------- -----------                                                                                                   -
*4.15    Indenture dated as of February 14, 1995, between the Registrant and Wachovia Bank of North Carolina, N.A.
         as Trustee (The Bank of New York is successor Trustee), filed as Exhibit 4.1 to Registrant's Registration
         Statement on Form S-3 (File No. 33-57713).
*10.1    Employees' Retirement Plan of Cone Mills Corporation as amended and restated effective December 1,
         1994, filed as Exhibit 10.1 to Registrant's report on Form 10-K for the year ended January 1, 1995.
*10.1.1  First Amendment to the Employees' Retirement Plan of Cone Mills Corporation dated May 9, 1995, filed as
         Exhibit 10.1(a) to Registrant's report on Form 10-K for the year ended December 31, 1995.
*10.1.2  Second Amendment to the Employees' Retirement Plan of Cone Mills Corporation dated December 5, 1995, filed as Exhibit 10.1(b) to Registrant's report on Form 10-K for the year ended December 31, 1995.
*10.1.3  Third Amendment to the Employees' Retirement Plan of Cone Mills Corporation dated August 16, 1996, filed as Exhibit 10.1(c) to Registrant's report on Form 10-K for the year ended December 29, 1996.
*10.1.4  Fourth Amendment to the Employees' Retirement Plan of Cone Mills Corporation, filed as Exhibit 10 to
         Registrant's report on Form 10-Q for the quarter ended September 28, 1997.
*10.1.5  Fifth Amendment to Employees' Retirement Plan of Cone Mills Corporation dated December 4, 1997, filed as
         Exhibit 10.1(e) to Registrant's report on Form 10-K for the year ended December 28, 1997.
*10.1.6  Employees Retirement Plan of Cone Mills Corporation as amended and restated as of June 30, 2001, filed as
         Exhibit 10.1.6 to Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
*10.7    Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as Exhibit 10.2 to
         Registrant's report on Form 10-K for the year ended December 31, 1995.
*10.7.1  Cone Mills Corporation SERP as amended and restated effective June 30, 2001, filed as Exhibit 10.7.1 to
         Registrant's report on Form 10-Q for the quarter ended July 1, 2001.
*10.8    Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as
         Exhibit 10.3 to Registrant's report on Form 10-K for the year ended December 31, 1995.
*10.8.1  Excess Benefit Plan of Cone Mills Corporation as amended and restated effective June 30, 2001, filed as
         Exhibit 10.8.1 to Registrant's report on form 10-Q for the quarter ended July 1, 2001.
*10.9    1984 Stock Option Plan of Registrant filed as Exhibit 10.7 to Registrant's Registration Statement on Form S-1
         (File No. 33-28040).
*10.10   Form of Nonqualified Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as Exhibit
         10.8 to Registrant's Registration Statement on Form S-1 (File No. 33-28040).
*10.11   Form of Incentive Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as Exhibit 10.9 to Registrant's Registration Statement on Form S-1 (File No. 33-28040).
*10.12   1992 Stock Option Plan of Registrant, filed as Exhibit 10.9 to Registrant's Report on Form 10-K for the year ended December 29, 1991.
*10.12.1 Amended and Restated 1992 Stock Plan, filed as Exhibit 10.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.
*10.13   Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.10 to
         Registrant's report on Form 10-K for the year ended January 3, 1993.
*10.14   Form of Nonqualified Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.8(a) to
         Registrant's report on Form 10-K for the year ended December 29, 1996.

EXHIBIT
  NO.    DESCRIPTION
-------- -----------                                                                                                   -
*10.14.1 Form of Nonqualified Stock Option Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit
         10.8(b) to Registrant's report on Form 10-K for the year ended December 29, 1996.
*10.15   Form of Restricted Stock Award Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit
         10.8(c) to Registrant's report on Form 10-K for the year ended December 28, 1997.
*10.15.1 Form of Incentive Stock Option Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit
         10.8(d) to Registrant's report on Form 10-K for the year ended December 28, 1997.
*10.16   1994 Stock Option Plan for Non-Employee Directors of Registrant, filed as Exhibit 10.9 to Registrant's report on Form 10-K for the year ended January 2, 1994.
*10.17   Form of Non-Qualified Stock Option Agreement under 1994 Stock Option Plan for Non-Employee Directors of
         Registrant, filed as Exhibit 10.10 to Registrant's report on Form 10-K for the year ended January 2, 1994.
*10.18   Management Incentive Plan of the Registrant, filed as Exhibit 10.11(b) to Registrant's report on Form 10-K for the year ended January 3, 1993.
*10.19   1997 Senior Management Incentive Compensation Plan, filed as Exhibit 10.2 to Registrant's report on Form
         10-Q for the quarter ended March 31, 1996.
*10.20   1997 Senior Management Discretionary Bonus Plan, filed as Exhibit 10.13 to Registrant's report on Form 10-
         K for the year ended December 29, 1996.
*10.21   2000 Stock Compensation Plan for Non-Employee Directors of Registrant dated as of May 9, 2000, filed as
         Exhibit 10.18 to Registrant's report on Form 10-Q for the quarter ended April 7, 2000.
*10.22   Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit
         10.14 to Registrant's Registration Statement on Form S-1 (File No. 33-46907).
*10.23   First Amendment to Supply Agreement dated as of April 15, 1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.15 to Registrant's Registration Statement on Form S-1 (No.
         33-46907).
*10.24   Agreement dated January 1, 1999, between the Registrant and Parkdale Mills, Inc., filed as Exhibit 10.17 to
         Registrant's report on Form 10-K for the year ended January 2, 2000.
*10.25   Tenth Amendment to Master Lease dated as of January 28, 2000, between Atlantic Financial Group, Ltd. and the Registrant, together with all exhibits thereto, filed as Exhibit 10 to Registrant's Report on Form 8-K dated February 11, 2000.
*10.25.1 Eleventh Amendment to Master Lease dated as of July 14, 2000 between Atlantic Financial Group, Ltd. and the Registrant, filed as Exhibit 10.25.1 to Registrant's Registration Statement on Form S-4 (File No. 333-
         43014).
*10.25.2 Assignment and Termination Agreement dated as of August 31, 2000, among Atlantic Financial Group, Ltd.,
         Suntrust Bank, and the Registrant, filed as Exhibit 10.25.2 to Registrant's report on Form 10-Q for the quarter ended October 1, 2000.
*10.26   2001 Stock Incentive Plan, filed as Exhibit 10.26 to Registrant's report on Form 10-Q for the quarter ended
         April 1, 2001.
*10.26.1 Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan, filed as Exhibit 10.26.1 to
         Registrant's report on Form 10-Q for the quarter ended April 1, 2001.
10.26.2  2002 Executive Incentive Compensation Plan.
21       Subsidiaries of the Registrant.

EXHIBIT
  NO.   DESCRIPTION
------- -----------                                                                                                  -
23.1    Consent of McGladrey & Pullen, LLP, Independent auditor, with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-
        53705; 33-67800; 333-37054; and 333-60954) of their reports on the consolidated financial statements and schedules included in this Annual Report on Form 10-K.
**23.2  Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-
        53705; 33-67800; 333-37054 and 333-60954) of their reports on the financial statements and schedules included in this Annual Report on Form 10-K.
**99.1  Financial Statements of Parras Cone de Mexico, S.A. de C.V.

--------
 * Incorporated by reference to the statement or report indicated. ** To be filed by amendment.

   The Registrant will provide any Shareholder or participant in the Company Stock Fund in the 401(k) Programs copies of any of the foregoing exhibits upon written request addressed to Corporate Secretary, Cone Mills Corporation, 804 Green Valley Road, Suite 300, Greensboro NC 27408.

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CONE MILLS CORPORATION

Date: March 27, 2002                      By:       /S/ JOHN L. BAKANE
                                            -------------------------
                                                    John L. Bakane
                                             President and Chief Executive
                                              Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                  DATE
          ---------                       -----                  ----

    /S/ DEWEY L. TROGDON      Chairman of the Board         March 27, 2002
-----------------------------
     (Dewey L. Trogdon)

     /S/ JOHN L. BAKANE       Director, President and Chief March 27, 2002
----------------------------- Executive Officer (Principal
      (John L. Bakane)        Executive Officer)

      /S/ GARY L. SMITH       Executive Vice President and  March 27, 2002
----------------------------- Chief Financial Officer
       (Gary L. Smith)

    /S/ SAMIR M. GABRIEL      Controller (Principal         March 27, 2002
----------------------------- Accounting Officer)
     (Samir M. Gabriel)

      /S/ DORIS R. BRAY       Director                      March 27, 2002
-----------------------------
       (Doris R. Bray)

   /S/ MARVIN W. GOLDSTEIN    Director                      March 27, 2002
-----------------------------
    (Marvin W. Goldstein)

    /S/ HAYNES G. GRIFFIN     Director                      March 27, 2002
-----------------------------
     (Haynes G. Griffin)

   /S/ JEANETTE C. KIMMEL     Director                      March 27, 2002
-----------------------------
    (Jeanette C. Kimmel)

     /S/ DAVID T. KOLLAT      Director                      March 27, 2002
-----------------------------
      (David T. Kollat)

     /S/ MARC H. KOZBERG      Director                      March 27, 2002
-----------------------------
      (Marc H. Kozberg)

     /S/ CHARLES M. REID      Director                      March 27, 2002
-----------------------------
      (Charles M. Reid)

    /S/ JOHN W. ROSENBLUM     Director                      March 27, 2002
-----------------------------
     (John W. Rosenblum)

     /S/ CYRUS C. WILSON      Director                      March 27, 2002
-----------------------------
      (Cyrus C. Wilson)