Form 10-Q
period 2002-03-31
CONE MILLS CORP
filed 2002-05-14
CIK 23304

================================================================================
                                                                   Page 1 of 37
                                              Index to Exhibits - Pages 23 - 36
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the Transition period from ___________ to ____________

                          Commission File Number 1-3634

                             CONE MILLS CORPORATION

             (Exact name of registrant as specified in its charter)

       North Carolina                                  56-0367025
       --------------                                  ----------
(State or other jurisdiction)              (I.R.S. Employer Identification No.)

804 Green Valley Road, Suite 300, Greensboro, N.C.        27408
--------------------------------------------------        -----
(Address of principal executive offices)                (Zip Code)

         Registrant's telephone number, including area code:336-379-6220

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of April 30, 2002: 25,692,993.


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX

PART I.       FINANCIAL INFORMATION
                                                                          Page
                                                                         Number

Item 1.       Financial Statements

              Consolidated Condensed Statements of Operations
              Thirteen weeks ended March 31, 2002 and
              April 1, 2001 (Unaudited).......................................3

              Consolidated Condensed Balance Sheets
              March 31, 2002 and April 1, 2001 (Unaudited)
              and December 30, 2001...........................................4

              Consolidated  Condensed  Statements of Cash Flows
              Thirteen  weeks ended March 31, 2002 and April 1, 2001
              (Unaudited) ....................................................5

              Notes to Consolidated Condensed Financial Statements
              (Unaudited).....................................................6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................14

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk  .........................................................21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings..............................................22
Item 6.       Exhibits and Reports on Form 8-K...............................23

                                                    PART I

Item 1.
                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)

                                                                                       THIRTEEN          Thirteen
                                                                                     WEEKS ENDED       Weeks Ended
                                                                                   MARCH 31, 2002     April 1, 2001
----------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)        (Unaudited)
Net Sales                                                                          $      105,820     $     132,661

Cost of Goods Sold                                                                         91,515           120,113
                                                                                   -----------------------------------

Gross Profit                                                                               14,305            12,548

Selling and Administrative                                                                  7,629             9,398
                                                                                   -----------------------------------

Income from Operations                                                                      6,676             3,150
                                                                                   -----------------------------------

Other Income (Expense)
   Interest income                                                                             18               124
   Interest expense                                                                       ( 4,308 )         ( 4,638 )
   Other expense                                                                            ( 465 )           ( 560 )
                                                                                   -----------------------------------
                                                                                          ( 4,755 )         ( 5,074 )
                                                                                   -----------------------------------
Income (Loss) from Continuing Operations before Income Tax Expense
   (Benefit) and Equity in Earnings (Losses) of Unconsolidated Affiliates                   1,921           ( 1,924 )
Income Tax Expense (Benefit)                                                                  434             ( 673 )
                                                                                   -----------------------------------

Income (Loss) from Continuing Operations before Equity in Earnings
   (Losses) of Unconsolidated Affiliates                                                    1,487           ( 1,251 )
Equity in Earnings (Losses) of Unconsolidated Affiliates                                     ( 47 )             349
                                                                                   -----------------------------------
Income (Loss) from Continuing Operations                                                    1,440             ( 902 )
                                                                                   -----------------------------------

Discontinued Operations
   Loss from discontinued operations                                                            -           ( 3,079 )
   Income tax benefit                                                                           -             1,078
                                                                                   -----------------------------------
                                                                                                -           ( 2,001 )
                                                                                   -----------------------------------
Net Income (Loss)                                                                  $        1,440     $     ( 2,903 )
                                                                                   -----------------------------------

Income (Loss) Available to Common Stockholders                                     $          408     $     ( 3,903 )
                                                                                   -----------------------------------

Earnings (Loss) Per Share - Basic and Diluted
   Income (Loss) from Continuing Operations                                        $         0.02     $      ( 0.07 )
   Loss from Discontinued Operations                                                            -            ( 0.08 )
                                                                                   -----------------------------------
Earnings (Loss) Per Share - Basic and Diluted                                      $         0.02     $      ( 0.15 )
                                                                                   -----------------------------------

Weighted-Average Common Stock Outstanding

   Basic                                                                                   25,667            25,518
                                                                                   -----------------------------------
   Diluted                                                                                 26,010            25,518
                                                                                   -----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands, except share and par value data)

                                                                    MARCH 31,        April 1,         December 30,
                                                                      2002            2001                2001
------------------------------------------------------------------------------------------------------------------------
                                                                   (UNAUDITED)     (Unaudited)           (Note)
ASSETS
   Current Assets
    Cash                                                           $      294      $    2,574         $       529
    Accounts receivable, less allowances: 2002, $5,700;
        2001, $4,705 and $5,700                                        41,166          46,968              28,373
    Inventories                                                        60,334         103,717              62,057
    Other current assets                                                3,591           6,733               3,371
                                                                   -----------------------------------------------------
      Total Current Assets                                            105,385         159,992              94,330
   Investments in and Advances to Unconsolidated Affiliates            51,358          57,411              51,664
   Other Assets                                                        24,215          17,775              23,917
   Property, Plant and Equipment                                      159,664         186,409             164,468
                                                                   -----------------------------------------------------
                                                                   $  340,622      $  421,587         $   334,379
                                                                   -----------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
    Current maturities of long-term debt                           $   81,720      $   83,495         $     3,075
    Accounts payable                                                   28,551          37,176              21,535
    Sundry accounts payable and accrued liabilities                    19,889          26,052              27,928
    Deferred income taxes                                                   -          11,067                   -
                                                                   -----------------------------------------------------
      Total Current Liabilities                                       130,160         157,790              52,538

   Long-Term Debt                                                      98,686         106,176             170,655
   Deferred Income Taxes                                               10,849          17,461              10,513
   Other Liabilities                                                   14,077          16,347              14,063

   Stockholders' Equity
    Class A preferred stock - $100 par value; authorized
      1,500,000 shares; issued and outstanding: 2002, 363,590
      shares; 2001, 367,339 shares and 334,309 shares                  36,359          36,734              33,431
    Class B preferred stock - no par value; authorized
      5,000,000 shares                                                      -               -                   -
    Common stock - $.10 par value; authorized 42,700,000
      shares; issued and outstanding: 2002, 25,687,993 shares;
      2001, 25,542,211 shares and 25,660,663 shares                     2,569           2,554               2,566
    Capital in excess of par                                           57,927          57,695              57,872
    Retained earnings (deficit)                                         ( 542 )        35,669               2,029
    Deferred compensation - restricted stock                             ( 10 )          ( 33 )              ( 12 )
    Accumulated other comprehensive loss                              ( 9,453 )       ( 8,806 )           ( 9,276 )
                                                                   -----------------------------------------------------
      Total Stockholders' Equity                                       86,850         123,813              86,610
                                                                   -----------------------------------------------------
                                                                   $  340,622      $  421,587         $   334,379
                                                                   -----------------------------------------------------

Note: The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                 (in thousands)

                                                                                       THIRTEEN          Thirteen
                                                                                     WEEKS ENDED       Weeks Ended
                                                                                   MARCH 31, 2002     April 1, 2001
---------------------------------------------------------------------------------------------------------------------
                                                                                    (UNAUDITED)        (Unaudited)
CASH USED IN OPERATIONS                                                            $      ( 2,986 )   $     ( 7,480 )
                                                                                  --------------------------------------
INVESTING
   Investments in and advances to unconsolidated affiliates                                     -             ( 797 )
   Proceeds from sale of property, plant and equipment                                        874             2,199
   Capital expenditures                                                                     ( 687 )         ( 1,337 )
                                                                                  --------------------------------------
    Cash provided by investing                                                                187                65
                                                                                  --------------------------------------

FINANCING
   Decrease in checks issued in excess of deposits                                        ( 2,975 )         ( 2,214 )
   Principal borrowings on long-term debt                                                   6,564            10,000
   Proceeds from issuance of common stock                                                      58                67
   Dividends paid - Class A Preferred                                                        ( 91 )            ( 59 )
   Redemption of Class A Preferred stock                                                    ( 992 )           ( 681 )
                                                                                  --------------------------------------
    Cash provided by financing                                                              2,564             7,113
                                                                                  --------------------------------------
    Net change in cash                                                                      ( 235 )           ( 302 )

Cash at Beginning of Period                                                                   529             2,876
                                                                                  --------------------------------------

Cash at End of Period                                                              $          294     $       2,574
                                                                                  --------------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                                        $        6,550     $       6,618
                                                                                  --------------------------------------
   Income taxes, net of refunds                                                    $            -     $         169
                                                                                  --------------------------------------
Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                                        $        3,920     $       3,881
                                                                                  --------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for March 31, 2002 and April 1, 2001 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at March 31, 2002, April l, 2001 and December 30, 2001, and the related consolidated condensed statements of operations and cash flows for the thirteen weeks ended March 31, 2002 and April 1, 2001. All adjustments are of a normal recurring nature with the exception of those reclassifications made in connection with discontinued operations. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2001.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at March 31, 2002 and April 1, 2001 and related consolidated condensed statements of operations for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Note 2.  Securitization of Accounts Receivable

ACCOUNTING POLICIES: Cone records accounts receivable at cost, which approximates fair value at the respective balance sheet dates. Cone estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. Cone determines past due status on accounts receivable based on the contractual terms of the original sale. Accounts receivable that management believes to be ultimately uncollectible are written off upon such determination. Cone has not sold any of its accounts receivable other than those pursuant to the Accounts Receivable Securitization Facility ("A/R Securitization Facility") with General Electric Capital Corporation.

As of March 31, 2002 and April 1, 2001, the total amount of advances of proceeds from the sale of receivables under the A/R Securitization Facility was $31.7 million and $50.2 million, respectively. In addition, as of March 31, 2002 and April 1, 2001, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $16.6 million and $39.2 million, respectively. The table below summarizes certain cash flows under the securitization for the fiscal quarters ended March 31, 2002 and April 1, 2001:
(in thousands)

                                                         3/31/02       4/1/01
                                                        -----------------------
Proceeds from securitizations                           $ 30,911    $   8,610
Reductions due to change in level of receivables
  sold                                                  ( 36,140 )   ( 14,153 )
Daily yield paid                                           ( 451 )      ( 935 )
Servicing fees paid                                        ( 141 )      ( 209 )
Servicing fees received                                      141          220



Note 3.  Inventories
(in thousands)                              3/31/02       4/1/01     12/30/01
                                           ------------------------------------
Greige and finished goods                  $ 37,384     $ 67,642    $  35,811
Work in process                               3,816        6,755        5,084
Raw materials                                 9,334       18,574       10,779
Supplies and other                            9,800       10,746       10,383
                                           ------------------------------------
                                           $ 60,334     $103,717    $  62,057
                                           ------------------------------------


Note 4.  Long-Term Debt
(in thousands)                              3/31/02       4/1/01     12/30/01
                                           ------------------------------------
Senior Note                                $ 26,720     $ 28,946    $  27,155
Revolving Credit Agreement                   55,000       65,000       48,000
8-1/8% Debentures                            98,686       95,725       98,575
                                           ------------------------------------
                                            180,406      189,671      173,730
Less current maturities                      81,720       83,495        3,075
                                           ------------------------------------
                                           $ 98,686     $106,176    $ 170,655
                                           ------------------------------------

On November 9, 2001, Cone entered into agreements to refinance both its Revolving Credit Facility with its existing banks and its Senior Note. The new agreements provide for scheduled amortization or commitment reductions of $10 million during 2002 with a final maturity date of January 15, 2003. In addition, the agreements provide for additional amortization and commitment reductions related to proceeds received by Cone for permitted asset sales and 75% of excess cash flow (as defined in the agreements). Cone is considering its financing alternatives and has not decided on a specific course of action at this time. There can be no assurance that financing will be available on acceptable terms and conditions.

Note 5.  Class A Preferred Stock

On February 13, 2002, Cone declared a 12.00% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2002. The dividend was charged to retained earnings in the amount of approximately $3.9 million.

Note 6.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
continuing operations in the consolidated condensed statements of operations.

                                              Thirteen            Thirteen
                                            Weeks Ended         Weeks Ended
(in thousands)                                3/31/02              4/1/01
                                            --------------------------------

Depreciation                                $    5,049          $    5,509
Amortization                                        23                  30
                                            --------------------------------
                                            $    5,072          $    5,539
                                            --------------------------------


Depreciation and amortization expense included in the pre-tax loss from discontinued operations (See Note 12, "Discontinued Operations," to the Notes to Consolidated Condensed Financial Statements) is as follows:

                                              Thirteen            Thirteen
                                            Weeks Ended         Weeks Ended
(in thousands)                                3/31/02              4/1/01
                                            --------------------------------

Depreciation                                $        -          $       47
Amortization                                         -                   1
                                            --------------------------------
                                            $        -          $       48
                                            --------------------------------

Note 7.  Income (Loss) Per Share

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share ("EPS").

                                                                         Thirteen               Thirteen
                                                                        Weeks Ended            Weeks Ended
(in thousands, except per share data)                                     3/31/02                4/1/01
                                                                       --------------------------------------

Income (loss) from continuing operations                                $     1,440            $     ( 902 )
Preferred stock dividends                                                   ( 1,032 )              ( 1,000 )
                                                                       --------------------------------------
Income (loss) from continuing operations available
    to common stockholders                                                      408                ( 1,902 )
Net loss from discontinued operations                                             -                ( 2,001 )
                                                                       --------------------------------------
Basic EPS - income (loss) available to common
    stockholders                                                                408                ( 3,903 )
Effect of dilutive securities                                                     -                      -
                                                                       --------------------------------------
Diluted EPS - income (loss) available to common
    stockholders after assumed conversions                              $       408            $   ( 3,903 )
                                                                       --------------------------------------

Determination of shares:
Weighted-average shares                                                      25,675                 25,533
Contingently issuable (unvested restricted shares)                              ( 8 )                 ( 15 )
                                                                       --------------------------------------
Basic EPS - weighted-average shares                                          25,667                 25,518
Effect of dilutive securities                                                   343                      -
                                                                       --------------------------------------
Diluted EPS - adjusted weighted-average shares after
    assumed conversions                                                      26,010                 25,518
                                                                       --------------------------------------

Earnings (loss) per share - basic and diluted:
    Income (loss) from continuing operations                            $      0.02            $    ( 0.07 )
    Loss from discontinued operations                                             -                 ( 0.08 )
                                                                       --------------------------------------
    Earnings (loss) per share - basic and diluted                       $      0.02            $    ( 0.15 )
                                                                       --------------------------------------

There were no potentially dilutive common stock options outstanding at April 1, 2001.

Note 8.  Segment Information

Cone has three principal business segments based upon organizational  structure:
1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings (losses) of unconsolidated affiliates is included in the denim segment. Unallocated expenses, interest and income tax expense (benefits) are not included in segment operating income
(loss). Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable.

Net sales and income (loss) from continuing operations for Cone's operating segments are as follows:

                                                                   Thirteen              Thirteen
                                                                 Weeks Ended           Weeks Ended
(in thousands)                                                     3/31/02                4/1/01
                                                               --------------------------------------
NET SALES
  Denim                                                          $   82,115            $  106,152
  Commission Finishing                                               15,159                19,349
  Decorative Fabrics                                                 10,319                11,136
  Other                                                                  62                   119
                                                               --------------------------------------
                                                                    107,655               136,756
Less Intersegment Sales                                               1,835                 4,095
                                                               --------------------------------------
                                                                 $  105,820            $  132,661
                                                               --------------------------------------
INCOME (LOSS) FROM OPERATIONS
  Denim                                                          $    5,781            $    5,058
  Commission Finishing                                                1,056                 ( 613 )
  Decorative Fabrics                                                    516                 ( 133 )
  Other                                                               ( 368 )                ( 80 )
  Unallocated Expenses                                                ( 356 )               ( 733 )
                                                               --------------------------------------
                                                                      6,629                 3,499
  Less Equity in Earnings (Losses) of
    Unconsolidated Affiliates                                          ( 47 )                 349
                                                               --------------------------------------
                                                                      6,676                 3,150
Other Expense, Net                                                  ( 4,755 )             ( 5,074 )
                                                               --------------------------------------
Income (Loss) from Continuing Operations
    before Income Tax Expense (Benefit)
    and Equity in Earnings (Losses) of
    Unconsolidated Affiliates                                    $    1,921            $  ( 1,924 )
                                                               --------------------------------------

Note 9.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows: (in thousands)

                                                                   Thirteen              Thirteen
                                                                 Weeks Ended           Weeks Ended
                                                                   3/31/02               4/1/01
                                                               --------------------------------------

Net income (loss)                                                $    1,440            $  ( 2,903 )
Other comprehensive income (loss),
    cotton derivatives gains (losses)                                 ( 177 )                 963
                                                               --------------------------------------
                                                                 $    1,263            $  ( 1,940 )
                                                               --------------------------------------

Cotton derivatives gains (losses) as of March 31, 2002, reflected above in other comprehensive income (loss) will be recognized in cost of goods sold over the next twelve months.

Note 10.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. Cone recognized approximately $0.2 million in expense related to amortization of this adjustment to the carrying value of debt for the fiscal quarter ended April 1, 2001, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition were recorded in the statements of operations in the period of change. For the fiscal quarter ended April 1, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $0.5 million, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. As of April 1, 2001, the interest rate swap had an estimated fair market value of $2.2 million and was recorded in other long-term liabilities on the consolidated condensed balance sheet. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000.

Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At March 31, 2002, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred tax benefits, of $0.1 million. At April 1, 2001, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $1.0 million. Gains of $0.4 million were credited to cost of goods sold during both thirteen week periods ended March 31, 2002 and April 1, 2001. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the fiscal quarters ended March 31, 2002 and April 1, 2001, was immaterial.

Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the quarters ended March 31, 2002 and April 1, 2001 follows: (in thousands)

                                               Corporate
                                               & Textile
                                                Products
                                                 Group                    Raytex                 Total
                                             ----------------------------------------------------------------

Balance, December 30, 2001                     $    639                  $     -                $  639

Deductions:
Terminal leave and related benefits               ( 426 )                     -                  ( 426 )
                                             ----------------------------------------------------------------

Balance, March 31, 2002                        $    213                  $     -                $  213
                                             ----------------------------------------------------------------


Balance, December 31, 2000                     $      -                  $   964                $  964

Deductions:
Terminal leave and related benefits                   -                    ( 248 )               ( 248 )
                                             ----------------------------------------------------------------

Balance, April 1, 2001                         $      -                  $   716                $  716
                                             ----------------------------------------------------------------

Note 12  Discontinued Operations

In accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Cone recorded in fiscal year 2001 the operating results of its khaki business and the John Wolf converted fabrics business as discontinued operations. Cone will not have any significant continuing involvement in the operations of these businesses.

Amounts of net sales and losses from discontinued operations for the thirteen weeks ended April 1, 2001, were as follows: (in thousands)


Net Sales
  John Wolf                                    $     5,699
  Khaki                                              9,175
                                               -------------
                                               $    14,874
                                               -------------

Pretax Loss from Discontinued Operations
  John Wolf                                    $   ( 1,203 )
  Khaki                                            ( 1,876 )
                                               -------------
                                                   ( 3,079 )

Income Tax Benefit                                   1,078
                                               -------------
Net Loss from Discontinued Operations          $   ( 2,001 )
                                               -------------


Note 13.  Income Tax Benefits

The effective tax rate of 23% for the thirteen weeks ended March 31, 2002, is lower than the statutory rate of 35% because of the effect of the extraterritorial income exclusion related to export sales. The effective tax rate for the thirteen weeks ended April 1, 2001, was 35%.

Item 2.

                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

During the first quarter of 2002, the economic environment that Cone operated in improved substantially from fourth quarter 2001 with U.S. GDP growing at an estimated annual rate of 5.8%. Cone began seeing a recovery in its denim business in January 2002 resulting in improved manufacturing operating schedules for the balance of the first quarter of 2002. The overall environment for U.S. textiles remains challenging as a result of the relative strength of the U.S. dollar, retail consolidation and continued price pressures on apparel products. In April 2002, Levi Strauss & Co. ("Levi"), Cone's largest customer, announced the closing of its owned and operated U.S. apparel operations with the planned transition to sourcing garments from Mexico and Central America contractors. This announcement by Levi follows similar moves by other apparel companies, such as VF Corporation, which announced similar plans in the fourth quarter of 2001. Cone currently does business with most of the major apparel contractors in Mexico and Central America and does not expect Levi's announcement to change its fabric sourcing practices.

First quarter results were the result of improved manufacturing performance, cost savings from initiatives undertaken as part of the 2001 Reinvention Plan and improved denim demand. Assuming improved economic conditions continue and denim demand remains at current levels, Cone expects improved operating results for the second and third quarters. In addition, Cone expects to benefit from traditionally stronger demand in these quarters and lower cotton costs, which will be partially offset by lower denim sales prices. The improvement in results of Cone's Carlisle and jacquard businesses are also dependent upon the continued strength of the economy as furniture related markets typically rebound later in an economic cycle than apparel.

Cone remains focused on its strategy to grow its denim business by expanding capacity in Mexico. The announcement by Levi to source product from Mexico and Central America validates the need to execute such a strategy long term. During the first quarter of 2002, Guilford Mills, Inc., Cone's partner in the joint venture industrial park in Altamira, Tamaulipas, Mexico, filed for protection under Chapter 11 of the Federal Bankruptcy Code. Capital requirements for the industrial park infrastructure were completed in early 2001. Subsequent to its bankruptcy filing, Guilford announced its decision to close its plant on its property within the industrial park. Guilford's decision to exit manufacturing at the Altamira site does not change Cone's commitment to build a denim plant on its property with an initial capacity of 20 million yards when financing is available. Depending upon the ultimate size and configuration, Cone expects to invest between $60 and $90 million in the initial denim facility. The funds required for the denim facility will require debt or equity financing and certain modifications to its current debt structure and lending agreements. Cone has not arranged financing or modified its debt structure or lending agreements to date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

Also in Mexico, Cone and its joint venture partner, Compania Industrial de Parras, S.A. de C.V. ("CIPSA"), have agreed to expand Parras Cone's denim production capacity by up to 35%. The expansion is expected to be financed by Parras Cone with internally generated cash flow and debt. The expansion has been delayed until financing can be secured; however, there can be no assurance that such financing will be available on acceptable terms and conditions. In the interim, until financing can be arranged for the larger expansion, a smaller scale expansion of approximately 9% of capacity at an estimated cost of $1 million is in process and is expected to be completed by August 2002. Cone will continue to market and distribute 100% of the fabric production of Parras Cone.


RESULTS OF OPERATIONS

First Quarter Ended March 31, 2002 Compared with First Quarter Ended April 1,
2001

For the first quarter of 2002, Cone had sales of $105.8 million, as compared with sales of $132.7 million for the first quarter of 2001 or a 20.2% decrease. The decrease in sales was attributable to lower denim and home decorative sales revenues and the closing of the Raytex operation in the first quarter of 2001.

Gross profit for the first quarter of 2002 increased to 13.5% of sales, as compared to 9.5% of sales for the previous year. The improvement in the gross profit margin was attributable to cost savings and profit improvements derived from the 2001 Reinvention Plan initiatives as well as favorable manufacturing variances reflecting increased efficiencies and quality.

SEGMENT INFORMATION. Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

          DENIM. Denim sales revenues of $82.1 million declined by 22.6% in the first quarter 2002, as compared to the first quarter of 2001. Sales yards were down 15.9%, as compared with first quarter of 2001, as fourth quarter 2001 market weakness continued into the first part of the quarter. Sales prices, on a percentage basis, were down in the mid-single digits, as compared with the prior year, and sales mix was also slightly less favorable. Operating income was $5.8 million for the first quarter, as compared with $5.1 million for the prior year quarter. The improvement in operating income on less volume is attributable to Reinvention Plan savings and favorable manufacturing variances. Cotton cost savings were offset by the decline in average selling prices. Cotton futures prices fell substantially from the first quarter of 2001 to the end of the first quarter of 2002, from an estimated $.60 per pound to approximately $.40 per pound. However, Cone buys its cotton forward and as a result of lower than expected 2001 sales volume it was still consuming cotton originally contracted to be purchased in 2001 during the first quarter of 2002. Cone expects to realize greater benefits of lower cotton prices in the second quarter of 2002. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $0.1 million for the first quarter of 2002, as compared with $0.3 million for the first quarter of 2001. Parras Cone results were negatively impacted by lower sales prices that were not fully offset by reduced cotton costs. In the first quarter of 2002, Cone also recorded equity in losses of ASISA, its joint venture industrial park in Altamira, Tamaulipas, Mexico, of $0.1 million.

         COMMISSION FINISHING. In 2002, the commission finishing segment consists only of the Carlisle plant. In 2001, the segment consisted of both the Carlisle and Raytex operations. During the first quarter of 2001, Cone was in the process of closing the Raytex operation. Outside sales (total segment sales less intercompany sales) of the commission finishing segment for the first quarter of 2002 were essentially flat with the prior year after eliminating the 2001 results of Raytex. Carlisle sales volume continues to benefit from market consolidation offset by economically sensitive home decorative markets and import penetration in apparel and specialty products. For the first quarter of 2002 the segment reported a profit of $1.1 million, as compared with breakeven results in the first quarter of 2001 after removing the Raytex results, which included run-out and plant closure costs. The improvement in the segment's operating income is primarily attributable to improved operating efficiencies and quality, Reinvention Plan savings and reduction in energy costs.

         DECORATIVE FABRICS. For the first quarter of 2002, sales revenue of the decorative fabrics segment was $10.3 million, down 7.3%, as compared with the first quarter of 2001 sales revenue. An improved sales mix and higher average selling prices were more than offset by a 16.7% reduction in sales volume. The reduction in sales volume is partially attributable to the decision to relocate certain looms to the denim operation in the second half of 2001. Cone Jacquards operated a full normal operating schedule in the first quarter of 2002. Segment operating income improved to $0.5 million, as compared with a small loss in 2001, primarily as a result of continuous cost control efforts.

Selling and administrative expenses for the first quarter of 2002 declined to $7.6 million, as compared with $9.4 million for the prior year first quarter. Selling and administrative expenses were 7.2% of sales in the first quarter of 2002, as compared to 7.1% for the comparable 2001 quarter. Selling and administrative expenses for the first quarter of 2002 were higher as a percentage of sales as a result of lower sales prices, lower sales volume and compensation expenses related to improved operating performance.

Interest expense for the first quarter of 2002 was $4.3 million, as compared with $4.6 million for the first quarter of 2001. Benefits from lower market interest rates and lower borrowings outstanding were partially reduced by increased rates under the lending agreements. Other expenses of $0.5 million in the first quarter of 2002 include the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $0.6 million in the first quarter of 2001, which included the ongoing expenses of the accounts receivable securitization program as well as amortization of the transition amount related to recording an interest rate swap and the valuation adjustment of the interest rate swap derivative instrument. The interest rate swap was terminated in the fourth quarter of 2001.

The effective tax rate for the first quarter of 2002 was 23% versus a tax benefit of 35% for the first quarter of 2001. Tax benefits of export sales significantly reduced the effective tax rate for the first quarter of 2002.

For the first quarter of 2002, Cone had a net profit $1.4 million or $.02 per share after preferred dividends. For comparison, for the first quarter of 2001, Cone reported a loss of $2.9 million or $.15 per share after preferred dividends. First quarter 2001 results from continuing operations was a loss of $1.0 million or $.07 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

Cone's principal long-term capital components consist of debt outstanding under its Revolving Credit Facility, Senior Note, and 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

On November 9, 2001, Cone entered into agreements both to refinance and to extend its Revolving Credit Facility with its existing bank group and to extend the maturity on its Senior Note. The new agreements provide for scheduled amortization and commitment reductions of $10 million during 2002 with a new maturity date of January 15, 2003. In addition, the agreements provide for additional amortization and commitment reductions related to proceeds received by Cone for permitted asset sales and 75% of excess cash flow (as defined in the agreements). Interest rates were increased and new covenant levels were established.

Financing agreements of Cone prohibit it from paying dividends on its Common Stock.

The following is a summary of primary financing agreements as of March 31, 2002.

                                                                               Interest/
($ Amounts in Millions)                 Facility             Amount            Discount
Financing Agreement                    Commitment          Outstanding           Rate             Maturity Date
-------------------                    ----------          -----------           ----             -------------

8-1/8% Debenture                       $    100.0          $   100.0             8.125%           Mar 15, 2005
Senior Note                                  26.7               26.7            13.700            Jan 15, 2003
Revolving Credit Facility                    67.5               55.0             8.750            Jan 15, 2003
A/R Securitization Facility                  60.0               31.7             5.320            Sept 1, 2004

At March 31, 2002, Cone had availability under its financing agreements of $15.3 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by overall facility commitment levels and borrowing base calculations, as defined in the respective agreements. Availability under these agreements averaged in excess of $20 million for the month of April 2002. During the first quarter of 2002, cash used in operations was $3.0 million as cash generated was offset by an increase of $12.8 million in accounts receivable primarily as a result of a recovery in business activity. During the first quarter of 2002, Cone invested in capital expenditures of $0.7 million and sold $0.9 million of land and other non-essential equipment. Cone expects to spend approximately $8.5 million in 2002 for domestic capital expenditures to maintain its manufacturing facilities in good condition and to provide the flexibility and capability necessary to meet market demands. Capital expenditures are expected to be financed by internally generated funds.

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

On March 31, 2002, Cone's long-term capital structure consisted of $180.4 million of long-term debt (including current maturities) and $86.9 million of stockholders' equity. For comparison, Cone had $189.7 million of long-term debt (including current maturities) and $123.8 million of stockholders' equity at April 1, 2001.

Accounts receivable on March 31, 2002, were $41.2 million, as compared with $47.0 million at April 1, 2001. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 65 days of sales outstanding at March 31, 2002 and 62 days at April 1, 2001. Advances outstanding under the A/R Securitization Facility were $31.7 million at March 31, 2002 and $50.2 million at April 1, 2001.

Inventories on March 31, 2002 were $60.3 million, as compared with $62.1 million at December 30, 2001 as slight increases in finished goods inventories were more than offset by reductions in raw materials and work-in-process inventories. For comparison purposes, inventories at April 1, 2001 were $103.7 million. The year over year reduction in inventories is the result of the liquidation of core inventories, write downs taken as part of Cone's Reinvention Plan, the sale of John Wolf, the exit from the khaki segment and lower cotton and other raw material prices.

OTHER MATTERS

On May 13, 2002, Cone and Levi Strauss amended the exclusivity and requirements features of their Supply Agreement relating to the denim used worldwide in Levi Strauss' 501(R) jeans. The amendment provides that, after March 30, 2003, Cone may sell these denims to customers in addition to Levi Strauss, and Levi Strauss may purchase these denims from other suppliers. The amendment also allows Levi Strauss to purchase these denims for its European business from non-U.S. sources prior to March 30, 2003 if the European Union implements material tariffs against U.S. produced denim prior to this date. While denim was initially included in the European Union's list of products for a 30% percent retaliatory tariff in response to U.S. steel tariffs, it has subsequently been removed from the list. The amendment does not change any other provisions of the Supply Agreement.

A variety of factors, including the inclusion of denim in the initial list of products to be subject to retaliatory tariffs, caused the companies to re-examine the exclusivity relationship. The amendment gives Levi Strauss the ability to source denim for its 501(R) jeans business in Europe on a more tariff-friendly basis. More broadly, the amendment is consistent with the desire of both companies to manage risks associated with single supplier and single customer relationships on a key product, and reflects changing worldwide trade patterns.

Since 1999, Cone has disclosed that its strategic plan is to build a denim facility in Altamira, Tamaulipas, Mexico to supply denim to Europe on a duty-free basis and to grow its market share in North America. The execution of this plan has been delayed by the inability of Cone to restructure its balance sheet and fund the construction of the denim facility. In addition to its strategic goal of supplying denims to Europe from Mexico on a duty-free basis, Cone is in the process of forming a joint venture to sell denim manufactured in Turkey for Levi Strauss' 501(R) jeans in Europe on a tariff-friendly basis. The proposed joint venture could supply Levi Strauss' European business with denim as early as the third quarter of 2002.

The amendment does not affect Cone's supply of other products to Levi Strauss or its overall close working relationship with Levi Strauss in developing new and innovative products. Cone anticipates that orders from Levi Strauss for the balance of 2003 and the timing for the end of contractual exclusivity on fabric supplies for 501(R) jeans will provide Cone with the time and opportunity to continue to supply a large percentage of the denim for Levi Strauss' 501(R) jeans in Europe after March 30, 2003. Given the long-term relationship between the parties and Cone's expectations for Levi Strauss orders in 2003, Cone believes that, if it is able to successfully complete a recapitalization including obtaining funding for expansion in Mexico, it will be able to meet successfully changes in sourcing practices for Levi Strauss and its other customers in the U.S. and European markets. However, there is no assurance that Cone will be able to compete effectively through the proposed joint venture relationship in Turkey or finance and construct a denim facility in Altamira, Tamaulipas, Mexico to supply these or other denims, and the amendment to the Supply Agreement may have a material adverse impact upon Cone's financial position and results of operations.

EBITDA from continuing operations and pro forma EBITDA, which includes 50% of Parras Cone's EBITDA, are presented not as an alternative measure of operating results or cash flow from continuing operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because they are a widely accepted financial indicator of the ability to incur and service debt. Cone calculates EBITDA from continuing operations and pro forma EBITDA as follows (in thousands):

                                                      Thirteen Weeks Ended
                                                   3/31/02            4/1/01
                                               ---------------------------------
Income from continuing operations                  $   6,676          $   3,150
Depreciation and amortization                          5,072              5,539
                                               ---------------------------------
EBITDA                                                11,748              8,689
50% of Parras Cone's EBITDA                            1,242              1,659
                                               ---------------------------------
Pro Forma EBITDA                                   $  12,990          $  10,348
                                               ---------------------------------

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

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of March 31, 2002, no significant litigation existed.

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection, free-trade initiatives and retaliatory measures in trade disputes, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer including its sourcing practices, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates, and
         (vii) Cone's inability to continue the cost savings and profit improvement associated with its Restructuring Plan, and (viii) the effect on Cone's sales and markets of events such as the events of September 11, 2001. For a further description of these risks see Cone's 2001 Form 10-K, "Item 1. Business -- Competition, --Raw Materials and --Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 30, 2001.

                                     PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. Due to Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of March 31, 2002, no significant litigation existed.

Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)      Reports on Form 8-K.
         None

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

*2.3.9 Ninth Amendment to Securitization Agreement dated as of November 9, 2001 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit 2.3.9 to the Registrant's report on Form 10-K for the year ended December 30, 2001.

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

Exhibit
  No.     Description

2.5.1 Amended and Restated Commercial Agreement, dated as of December 12, 2000, among Compania Industrial de Parras, S.A. de C.V., the Registrant and Parras Cone de Mexico, S.A., filed as Exhibit 2.5.1 to Registrant's Registration Statement on Form S-4 (File No. 333-43014).

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

*4.2.21 Amendment of 1992 Note Agreement dated as of November 9, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.21 to the Registrant's report on Form 10-K for the year ended December 30, 2001.

*4.2.22 Amendment of 1992 Note Agreement dated as of March 22, 2002, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.22 to the Registrant's report on Form 10-K for the year ended December 30, 2001.

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

*4.3.8 Amendment No. 8 to Credit Agreement dated as of November 9, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.8 to the Registrant's report on Form 10-K for the year ended December 30, 2001.

*4.3.9 Amendment No. 9 to Credit Agreement dated as of February 27, 2002, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.9 to the Registrant's report on Form 10-K for the year ended December 30, 2001.

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

*10.19    1997 Senior Management  Incentive  Compensation Plan, filed as Exhibit
          10.2 to Registrant's report on Form 10-Q for the quarter ended March 31, 1996.

*10.20    1997 Senior  Management  Discretionary  Bonus  Plan,  filed as Exhibit
          10.13 to Registrant's report on Form 10-K for the year ended December 29, 1996.

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

10.23.1 Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and LeviStrauss dated as of March 30, 1992.

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

Exhibit
  No.     Description

*10.26.1 Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan, filed as Exhibit 10.26.1 to Registrant's report on Form 10-Q for the quarter ended April 1, 2001.

*10.26.2 2002 Executive Incentive Compensation Plan filed as Exhibit 10.26.2 to Registrant's report on Form 10-K for the year ended December 30, 2001.

*21       Subsidiaries of the Registrant.

*23.1 Consent of McGladrey & Pullen, LLP, Independent auditor, with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953;
          33-53705; 33-67800;  333-37054; and 333-60954) of their reports on the consolidated financial statements and schedules included in Registrant's report on Form 10-K for the year ended December 30, 2001.

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

**99.1    Financial Statements of Parras Cone de Mexico, S.A. de C.V.

-------------------------------------------------------------------------------

*Incorporated by reference to the statement or report indicated.

**To be filed by amendment.

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

                                                 CONE MILLS CORPORATION
                                                 ----------------------
                                                      (Registrant)




Date:  May 14, 2002                              /s/Gary L.Smith
                                                 Gary L. Smith
                                                 Executive Vice President and
                                                 Chief Financial Officer