Form 10-K/A
period 2001-12-31
CONE MILLS CORP
filed 2002-06-14
CIK 23304

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2001
                                -----------------

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

Registrant's  telephone number,  including area code: 336-379-6220

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of exchange on which registered
   -------------------                     ------------------------------------
Common Stock, $ .10 par value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                            -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of May 30, 2002 (based on the closing sale price of $3.70 of the registrant's voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately: $91,869,000.

Number of shares of common stock outstanding as of May 30, 2002: 25,705,193 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Proxy Statement for Annual Meeting to be held May 7, 2002, Part III, Items 10, 11, 12 and 13 of this report.

                                               Index to Exhibits - Pages 3 - 16

===============================================================================

          The undersigned registrant hereby amends the following item of its report on Form 10-K for the fiscal year ended December 30, 2001 by adding the following exhibits:


                                     PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(3)    Exhibits. The following exhibits are filed with this amendment:

          Exhibit 23.2. Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705, 333-37054 333-60954 and
          33-67800) of their reports on the financial statements and schedules to be included in this Annual Report on Form 10-K.

          Exhibit 99.1. Financial Statements of Parras Cone de Mexico, S.A. de C.V.

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

*10.23.1 Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Levi Strauss dated as of March 30, 1992.

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

23.2 Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705; 333-37054 333-60954 and 33-67800) of
          their reports on the financial statements and schedules included in this Annual Report on Form 10-K.

99.1      Financial Statements of Parras Cone de Mexico, S.A. de C.V.

--------------------------------------------------------------------------

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


                                      CONE MILLS CORPORATION
                                      ----------------------
                                      (Registrant)




Date:    June 14, 2002                /s/Gary L. Smith
         -------------                -----------------
                                      Gary L. Smith
                                      Executive Vice President and
                                      Chief Financial Officer