Form 10-Q
period 2002-06-30
CONE MILLS CORP
filed 2002-08-14
CIK 23304

================================================================================
                                                                    Page 1 of 41
                                               Index to Exhibits - Pages 27 - 40
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Number of shares of common stock outstanding as of July 25, 2002:  25,706,393.


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX



PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                          Number

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations
          Thirteen and Twenty-Six weeks ended June 30, 2002 and
          July 1, 2001 (Unaudited).............................................3

          Consolidated Condensed Balance Sheets
          June 30, 2002 and July 1, 2001 (Unaudited)
          and December 30, 2001................................................4

          Consolidated Condensed Statements of Cash Flows
          Twenty-Six weeks ended June 30, 2002 and
          July 1, 2001 (Unaudited).............................................5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited)..........................................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations.......................16

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk  ..............................................................24


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings...................................................25
Item 4.   Submission of Matters to a Vote of Security Holders ................25
Item 5.   Other Information ..................................................25
Item 6.   Exhibits and Reports on Form 8-K....................................26

                                                     PART I
Item 1.

                                      CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                       (in thousands, except per share data)

                                                            Thirteen         Thirteen        Twenty-Six       Twenty-Six
                                                          Weeks Ended       Weeks Ended      Weeks Ended     Weeks Ended
                                                         June 30, 2002     July 1, 2001     June 30, 2002    July 1, 2001
-----------------------------------------------------------------------------------------------------------------------------
                                                          (Unaudited)       (Unaudited)      (Unaudited)     (Unaudited)
Net Sales                                                  $  125,837        $  121,728       $  231,657      $  254,389
Cost of Goods Sold                                            108,570           116,322          200,085         236,435
                                                         --------------------------------------------------------------------
Gross Profit                                                   17,267             5,406           31,572          17,954
Selling and Administrative                                      9,466             9,749           17,095          19,147
Restructuring and Impairment of Assets                              -            19,739                -          19,739
                                                         --------------------------------------------------------------------
Income (Loss) from Operations                                   7,801          ( 24,082 )         14,477        ( 20,932 )
                                                         --------------------------------------------------------------------

Other Income (Expense)
   Interest income                                                111                89              129             213
   Interest expense                                           ( 3,994 )         ( 4,836 )        ( 8,302 )       ( 9,474 )
   Other expense                                                ( 541 )           ( 763 )        ( 1,006 )       ( 1,323 )
                                                         --------------------------------------------------------------------
                                                              ( 4,424 )         ( 5,510 )        ( 9,179 )      ( 10,584 )
                                                         --------------------------------------------------------------------

Income (Loss) from Continuing Operations before
   Income Tax Expense (Benefit) and Equity in
   Earnings of Unconsolidated Affiliates                        3,377          ( 29,592 )          5,298        ( 31,516 )
Income Tax Expense (Benefit)                                    1,013           ( 8,401 )          1,447         ( 9,074 )
                                                         --------------------------------------------------------------------

Income (Loss) from Continuing Operations before
   Equity in Earnings of Unconsolidated Affiliates              2,364          ( 21,191 )          3,851        ( 22,442 )
Equity in Earnings of Unconsolidated Affiliates                   729               223              682             572
                                                         --------------------------------------------------------------------
Income (Loss) from Continuing Operations                        3,093          ( 20,968 )          4,533        ( 21,870 )
                                                         --------------------------------------------------------------------

Discontinued Operations
   Loss from discontinued operations                                -           ( 8,457 )              -        ( 11,536 )
   Income tax benefit                                               -           ( 2,960 )              -         ( 4,038 )
                                                         --------------------------------------------------------------------
                                                                    -           ( 5,497 )              -         ( 7,498 )
                                                         --------------------------------------------------------------------
Net Income (Loss)                                         $     3,093        $ ( 26,465 )     $    4,533      $ ( 29,368 )
                                                         --------------------------------------------------------------------

Income (Loss) Available to Common Stockholders            $     2,015        $ ( 27,532 )     $    2,423      $ ( 31,414 )
                                                         --------------------------------------------------------------------

Earnings (Loss) per Share - Basic and Diluted
   Income (loss) from continuing operations               $      0.08        $   ( 0.86 )     $     0.09      $   ( 0.94 )
   Loss from discontinued operations                                -            ( 0.22 )              -          ( 0.29 )
                                                         --------------------------------------------------------------------
Earnings (Loss) per Share - Basic and Diluted             $      0.08        $   ( 1.08 )     $     0.09      $   ( 1.23 )
                                                         --------------------------------------------------------------------

Weighted-Average Common Shares Outstanding
   Basic                                                       25,692            25,557           25,679          25,537
                                                         --------------------------------------------------------------------
   Diluted                                                     26,109            25,557           26,065          25,537
                                                         --------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                (in thousands, except share and par value data)

                                                               June 30,           July 1,         December 30,
                                                                 2002              2001               2001
--------------------------------------------------------------------------------------------------------------------
                                                             (Unaudited)        (Unaudited)          (Note)
ASSETS
   Current Assets
     Cash                                                     $     408          $    2,183        $       529
     Accounts receivable, less allowances: 2002, $5,700;
        2001, $5,000 and $5,700                                  40,028              49,921             28,373
     Inventories                                                 49,518              82,085             62,057
     Other current assets                                         5,330               9,406              3,371
                                                            --------------------------------------------------------
        Total Current Assets                                     95,284             143,595             94,330

   Investments in and Advances to Unconsolidated Affiliates      52,087              52,989             51,664
   Other Assets                                                  27,176              16,614             23,917
   Property, Plant and Equipment                                155,640             172,600            164,468
                                                            --------------------------------------------------------
                                                              $ 330,187          $  385,798        $   334,379
                                                            --------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of long-term debt                     $  62,160          $   83,495        $     3,075
     Accounts payable                                            31,053              33,646             21,535
     Sundry accounts payable and accrued liabilities             22,409              31,955             27,928
                                                            --------------------------------------------------------
        Total Current Liabilities                               115,622             149,096             52,538

   Long-Term Debt                                                98,797             106,357            170,655
   Deferred Income Taxes                                         12,278              17,413             10,513
   Other Liabilities                                             14,043              16,291             14,063

   Stockholders' Equity
     Class A preferred stock - $100 par value; authorized
        1,500,000 shares; issued and outstanding:
        2002, 349,913 shares; 2001, 353,941 shares and
        334,309 shares                                           34,991              35,394             33,431
     Class B preferred stock - no par value; authorized
        5,000,000 shares                                              -                   -                  -
     Common stock - $.10 par value; authorized
        42,700,000 shares; issued and outstanding:
        2002, 25,706,193 shares; 2001, 25,586,133
        shares and 25,660,663 shares                              2,571               2,559              2,566
     Capital in excess of par                                    57,950              57,765             57,872
     Retained earnings                                            2,550               9,205              2,029
     Deferred compensation - restricted stock                       ( 5 )              ( 26 )             ( 12 )
     Accumulated other comprehensive loss                       ( 8,610 )           ( 8,256 )          ( 9,276 )
                                                            --------------------------------------------------------
        Total Stockholders' Equity                               89,447              96,641             86,610
                                                            --------------------------------------------------------
                                                              $ 330,187          $  385,798        $   334,379
                                                            --------------------------------------------------------

Note: The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                   CONE MILLS CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                              (in thousands)

                                                                                    Twenty-Six        Twenty-Six
                                                                                    Weeks Ended       Weeks Ended
                                                                                   June 30, 2002     July 1, 2001
--------------------------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)       (Unaudited)
CASH PROVIDED BY (USED IN) OPERATIONS                                               $   19,668        $  ( 5,144 )
                                                                                  -----------------------------------

INVESTING
 Investments in and advances to unconsolidated affiliates                                    -           ( 1,740 )
 Proceeds from sale of property, plant and equipment                                       997             3,034
 Capital expenditures                                                                  ( 1,906 )         ( 2,980 )
                                                                                  -----------------------------------
  Cash used in investing                                                                 ( 909 )         ( 1,686 )
                                                                                  -----------------------------------

FINANCING
 Decrease in checks issued in excess of deposits                                       ( 3,515 )         ( 1,839 )
 Principal borrowings (payments) on long-term debt                                    ( 12,996 )           9,913
 Proceeds from issuance of common stock                                                     83               142
 Dividends paid - Class A Preferred                                                       ( 92 )            ( 58 )
 Redemption of Class A Preferred stock                                                 ( 2,360 )         ( 2,021 )
                                                                                  -----------------------------------
  Cash provided by (used in) financing                                                ( 18,880 )           6,137
                                                                                  -----------------------------------

  Net change in cash                                                                     ( 121 )            (693 )

Cash at Beginning of Period                                                                529             2,876
                                                                                  ----------------------------------
Cash at End of Period                                                               $      408        $    2,183
                                                                                  -----------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
 Interest                                                                           $    8,411        $    9,132
                                                                                  -----------------------------------
 Income taxes, net of refunds                                                       $        -        $      227
                                                                                  -----------------------------------

Supplemental Schedule of Noncash Financing Activities:
 Stock dividend - Class A Preferred Stock                                           $    3,920        $    3,881
                                                                                  -----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for June 30, 2002 and July 1, 2001 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at June 30, 2002, July l, 2001 and December 30, 2001, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended June 30, 2002 and July 1, 2001 and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature with the exception of those reclassifications made in connection with discontinued operations and entries related to Cone's Reinvention Plan. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2001.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at June 30, 2002 and July 1, 2001 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Reclassifications: Loss per share for the thirteen and twenty-six weeks ended July 1, 2001, has been reclassified to reflect discontinued operations.


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

Cone has not sold any of its accounts receivable other than those pursuant to the Accounts Receivable Securitization Facility ("A/R Securitization Facility") with General Electric Capital Corporation. As of June 30, 2002 and July 1, 2001, the total amount of advances of proceeds from the sale of receivables under the A/R Securitization Facility was $37.7 million and $51.6 million, respectively. As of June 30, 2002 and July 1, 2001, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $17.7 million and $42.3 million, respectively. The table below summarizes certain cash flows under the securitization:

                                       Thirteen           Thirteen          Twenty-Six          Twenty-Six
                                     Weeks Ended        Weeks Ended         Weeks Ended        Weeks Ended
(in thousands)                          6/30/02            7/1/01             6/30/02             7/1/01
                                   -----------------------------------------------------------------------------
Proceeds from securitizations         $  36,536          $  22,118           $  67,447          $  30,728
Reductions due to change
  in level of receivables sold         ( 30,562 )         ( 23,549 )          ( 66,702 )         ( 37,702 )
Daily yield paid                          ( 539 )            ( 886 )             ( 990 )          ( 1,821 )
Servicing fees paid                       ( 170 )            ( 194 )             ( 311 )            ( 403 )
Servicing fees received                     170                124                 311                344


Note 3.  Inventories

(in thousands)                          6/30/02         7/1/01       12/30/01
                                    ------------------------------------------

Greige and finished goods              $ 27,220       $ 50,602       $ 35,811
Work in process                           4,326          6,618          5,084
Raw materials                             8,442         14,648         10,779
Supplies and other                        9,530         10,217         10,383
                                    ------------------------------------------
                                       $ 49,518       $ 82,085       $ 62,057
                                    ------------------------------------------


Note 4.  Long-Term Debt

(in thousands)                          6/30/02         7/1/01       12/30/01
                                    ------------------------------------------

Senior Note                            $ 25,160       $ 28,859       $ 27,155
Revolving Credit Agreement               37,000         65,000         48,000
8-1/8% Debentures                        98,797         95,993         98,575
                                    ------------------------------------------
                                        160,957        189,852        173,730
Less current maturities                  62,160         83,495          3,075
                                    ------------------------------------------
                                       $ 98,797       $106,357       $170,655
                                    ------------------------------------------

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

On July 1, 2002, the interest rate on the Senior Note and the margin on Base Rate Loans on the Revolving Credit Facility increased to 14.2% and 4.5% from 13.7% and 4.0%, respectively.


Note 5.  Class A Preferred Stock

On February 13, 2002, Cone declared a 12.0% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2002. The dividend was charged to retained earnings in the amount of approximately $3.9 million. The 2003 dividend rate for Class A Preferred Stock is 12.0%, payable March 31, 2003.


Note 6.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
continuing operations in the consolidated condensed statements of operations.

                                           Thirteen            Thirteen            Twenty-Six          Twenty-Six
                                         Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                              6/30/02              7/1/01             6/30/02              7/1/01
                                      -----------------------------------------------------------------------------
Depreciation                             $    5,048           $    5,374          $   10,098          $   10,882
Amortization                                     23                   27                  46                  57
                                      -----------------------------------------------------------------------------
                                         $    5,071           $    5,401          $   10,144          $   10,939
                                      -----------------------------------------------------------------------------

Depreciation and amortization expense included in the pre-tax loss from discontinued operations (See Note 12, "Discontinued Operations," to the Notes to Consolidated Condensed Financial Statements) is as follows:

                                           Thirteen            Thirteen            Twenty-Six          Twenty-Six
                                         Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                              6/30/02              7/1/01             6/30/02              7/1/01
                                      -----------------------------------------------------------------------------
Depreciation                             $        -           $       63          $        -          $      111
Amortization                                      -                    3                   -                   4
                                      -----------------------------------------------------------------------------
                                         $        -           $       66          $        -          $      115
                                      -----------------------------------------------------------------------------

Note 7.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

                                                                    Thirteen            Thirteen
                                                                   Weeks Ended        Weeks Ended
(in thousands, except per share data)                                6/30/02             7/1/01
                                                                ----------------------------------------
Income (loss) from continuing operations                           $    3,093         $ ( 20,968 )
Preferred dividends                                                   ( 1,078 )          ( 1,067 )
                                                                ----------------------------------------
Income (loss) from continuing operations available
  to common stockholders                                                2,015           ( 22,035 )
Loss from discontinued operations                                           -            ( 5,497 )
                                                                ----------------------------------------
Basic EPS - income (loss) available to common
  stockholders                                                          2,015           ( 27,532 )
Effect of dilutive securities                                               -                  -
                                                                ----------------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                           $    2,015         $ ( 27,532 )
                                                                ----------------------------------------

Determination of shares:
Weighted-average shares                                                25,700             25,572
Contingently issuable (unvested restricted shares)                        ( 8 )             ( 15 )
                                                                ----------------------------------------
Basic EPS - weighted-average shares                                    25,692             25,557
Effect of dilutive securities                                             417                  -
                                                                ----------------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                                  26,109             25,557
                                                                ----------------------------------------

Earnings (loss) per share - basic and diluted:
  Income (loss) from continuing operations                         $     0.08         $   ( 0.86 )
  Loss from discontinued operations                                         -             ( 0.22 )
                                                                ----------------------------------------
  Earnings (loss) per share - basic and diluted                    $     0.08         $   ( 1.08 )
                                                                ----------------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirteen weeks ended July 1, 2001, were approximately 23,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share ("EPS").

                                                                   Twenty-Six          Twenty-Six
                                                                   Weeks Ended        Weeks Ended
(in thousands, except per share data)                                6/30/02             7/1/01
                                                                ----------------------------------------
Income (loss) from continuing operations                           $    4,533         $ ( 21,870 )
Preferred dividends                                                   ( 2,110 )          ( 2,046 )
                                                                ----------------------------------------
Income (loss) from continuing operations available
  to common stockholders                                                2,423           ( 23,916 )
Loss from discontinued operations                                           -            ( 7,498 )
                                                                ----------------------------------------
Basic EPS - income (loss) available to common
  stockholders                                                          2,423           ( 31,414 )
Effect of dilutive securities                                               -                  -
                                                                ----------------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                           $    2,423         $ ( 31,414 )
                                                                ----------------------------------------

Determination of shares:
Weighted-average shares                                                25,687             25,552
Contingently issuable (unvested restricted shares)                        ( 8 )             ( 15 )
                                                                ----------------------------------------
Basic EPS - weighted-average shares                                    25,679             25,537
Effect of dilutive securities                                             386                  -
                                                                ----------------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                                  26,065             25,537
                                                                ----------------------------------------

Earnings (loss) per share - basic and diluted:
  Income (loss) from continuing operations                         $     0.09         $   ( 0.94 )
  Loss from discontinued operations                                         -             ( 0.29 )
                                                                ----------------------------------------
  Earnings (loss) per share - basic and diluted                    $     0.09         $   ( 1.23 )
                                                                ----------------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the twenty-six weeks ended July 1, 2001, were approximately 16,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.


Note 8.  Segment Information

Cone has three principal business segments based upon organizational  structure:
1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim segment. Unallocated expenses, interest and income tax expense (benefit) are not included in segment operating income (loss). Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable.

Net sales and income (loss) from continuing operations for Cone's operating segments are as follows:

                                              Thirteen            Thirteen
                                             Weeks Ended         Weeks Ended
(in thousands)                                 6/30/02              7/1/01
                                         ---------------------------------------
Net Sales
  Denim                                      $  101,725          $   97,475
  Commission Finishing                           15,365              17,968
  Decorative Fabrics                              9,491               9,927
  Other                                              81                  89
                                         ---------------------------------------
                                                126,662             125,459
Less Intersegment Sales                             825               3,731
                                         ---------------------------------------
                                             $  125,837          $  121,728
                                         ---------------------------------------
Income (Loss) from Continuing Operations
  Denim                                      $    8,692          $    3,402
  Commission Finishing                            1,073                 885
  Decorative Fabrics                              ( 145 )             ( 144 )
  Other                                           ( 626 )                13
  Unallocated Expenses                            ( 464 )           ( 1,137 )
                                         ---------------------------------------
                                                  8,530               3,019
  Reinvention Plan - Inventory Charges and
    Facility Consolidation Charges                    -             ( 7,139 )
  Restructuring and Impairment of Assets              -            ( 19,739 )
                                         ---------------------------------------
                                                  8,530            ( 23,859 )
  Less Equity in Earnings of
    Unconsolidated Affiliates                       729                 223
                                         ---------------------------------------
                                                  7,801            ( 24,082 )
Other Expense, Net                              ( 4,424 )           ( 5,510 )
                                         ---------------------------------------
Income (Loss) from Continuing Operations
  before Income Tax Expense (Benefit) and
  Equity in Earnings of Unconsolidated
  Affiliates                                 $    3,377          $ ( 29,592 )
                                         ---------------------------------------

                                                                           Twenty-Six          Twenty-Six
                                                                          Weeks Ended         Weeks Ended
(in thousands)                                                              6/30/02              7/1/01
                                                                        ---------------------------------------
Net Sales
  Denim                                                                   $  183,840          $  203,625
  Commission Finishing                                                        30,524              37,317
  Decorative Fabrics                                                          19,810              21,065
  Other                                                                          143                 208
                                                                        ---------------------------------------
                                                                             234,317             262,215
Less Intersegment Sales                                                        2,660               7,826
                                                                        ---------------------------------------
                                                                          $  231,657          $  254,389
                                                                        ---------------------------------------
Income (Loss) from Continuing Operations
  Denim                                                                   $   14,473          $    8,450
  Commission Finishing                                                         2,129                 272
  Decorative Fabrics                                                             371               ( 267 )
  Other                                                                        ( 994 )              ( 67 )
  Unallocated Expenses                                                         ( 820 )           ( 1,870 )
                                                                        ---------------------------------------
                                                                              15,159               6,518
  Reinvention Plan - Inventory Charges and
    Facility Consolidation Charges                                                 -             ( 7,139 )
  Restructuring and Impairment of Assets                                           -            ( 19,739 )
                                                                        ---------------------------------------
                                                                              15,159            ( 20,360 )
  Less Equity in Earnings of Unconsolidated Affiliates                           682                 572
                                                                        ---------------------------------------
                                                                              14,477            ( 20,932 )
Other Expense, Net                                                           ( 9,179 )          ( 10,584 )
                                                                        ---------------------------------------
Income (Loss) from Continuing Operations before
    Income Tax Expense (Benefit) and Equity in Earnings
    of Unconsolidated Affiliates                                          $    5,298          $ ( 31,516 )
                                                                        ---------------------------------------

Note 9.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

                                          Thirteen          Thirteen           Twenty-Six       Twenty-Six
                                         Weeks Ended      Weeks Ended         Weeks Ended       Weeks Ended
(in thousands)                             6/30/02           7/1/01             6/30/02            7/1/01
                                      ---------------------------------------------------------------------------
Net income (loss)                        $    3,093       $ ( 26,465 )        $    4,533        $ ( 29,368 )
Other comprehensive income,
  cotton derivatives gains                      843              550                 666             1,513
                                      ---------------------------------------------------------------------------
                                         $    3,936       $ ( 25,915 )        $    5,199        $ ( 27,855 )
                                      ---------------------------------------------------------------------------

Cotton derivatives gains as of June 30, 2002, reflected above in other comprehensive income (loss) will be recognized in cost of goods sold over the next twelve months.


Note 10.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. Cone recognized approximately $0.2 million and $0.4 million in expense related to amortization of this adjustment to the carrying value of debt for the thirteen and twenty-six weeks ended July 1, 2001, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition were recorded in the statements of operations in the period of change. For the thirteen and twenty-six weeks ended July 1, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $0.3 million and $0.8 million, respectively, which is reflected in the "Other expense" caption on the consolidated condensed statements of operations. As of July 1, 2001, the interest rate swap had an estimated fair market value of $1.9 million and was recorded in other long-term liabilities on the consolidated condensed balance sheet. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000.


Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At June 30, 2002, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $1.0 million. At July 1, 2001, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $1.5 million. Gains of $0.2 million and $0.6 million were credited to cost of goods sold during the thirteen and twenty-six weeks ended June 30, 2002, respectively. Gains of less than $0.1 million and $0.4 million were credited to cost of goods sold during the thirteen and twenty-six weeks ended July 1, 2001, respectively. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and twenty-six weeks ended June 30, 2002 and July 1, 2001, was immaterial.


Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the twenty-six weeks ended June 30, 2002 and July 1, 2001 follows:

                                               Corporate
                                               & Textile
                                               Products
(in thousands)                                   Group                   Raytex                 Total
                                             --------------------------------------------------------------

Balance, December 30, 2001                      $   639                  $    -                $   639

Deductions:
Terminal leave and related benefits               ( 639 )                     -                  ( 639 )
                                             --------------------------------------------------------------

Balance, June 30, 2002                          $     -                  $    -                $     -
                                             --------------------------------------------------------------

Balance, December 31, 2000                      $     -                  $  964                $   964

Additions:
Terminal leave and related benefits               3,335                       -                  3,335
Consulting and legal fees                           600                       -                    600
Pension curtailment*                                888                       -                    888
                                             --------------------------------------------------------------
                                                  4,823                       -                  4,823
                                             --------------------------------------------------------------
Deductions:
Terminal leave and related benefits               ( 216 )                 ( 735 )                ( 951 )
Consulting and legal fees                         ( 233 )                     -                  ( 233 )
Pension curtailment*                              ( 888 )                     -                  ( 888 )
                                             --------------------------------------------------------------
                                                ( 1,337 )                 ( 735 )              ( 2,072 )
                                             --------------------------------------------------------------

Balance, July 1, 2001                           $ 3,486                  $  229                $ 3,715
                                             --------------------------------------------------------------

*Items expensed as incurred.


Note 12.  Discontinued Operations

In accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," Cone recorded in fiscal year 2001 the operating results of its khaki business and the John Wolf converted fabrics business as discontinued operations. Cone will not have any significant continuing involvement in the operations of these businesses.

Net sales and losses from discontinued operations were as follows:

                                                                Thirteen           Twenty-Six
                                                               Weeks Ended         Weeks Ended
(in thousands)                                                   7/1/01              7/1/01
                                                            ----------------------------------------
Net Sales
  John Wolf                                                    $    5,922          $   11,620
  Khaki                                                             7,564              16,740
                                                            ----------------------------------------
                                                               $   13,486          $   28,360
                                                            ----------------------------------------

Pretax Loss from Discontinued Operations
  John Wolf                                                    $  ( 3,015 )        $  ( 4,255 )
  Khaki                                                           ( 5,442 )           ( 7,281 )
                                                            ----------------------------------------
                                                                  ( 8,457 )          ( 11,536 )
Income Tax Benefit                                                ( 2,960 )           ( 4,038 )
                                                            ----------------------------------------
Net Loss from Discontinued Operations                          $  ( 5,497 )        $  ( 7,498 )
                                                            ----------------------------------------


Note 13.  Income Taxes

The effective tax rate for the thirteen and twenty-six weeks ended June 30, 2002, is lower than expected because of the effect of the extraterritorial income exclusion related to export sales. The effective tax rate used for the twenty-six weeks ended July 1, 2001, differs from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets.

Item 2.
                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

The U.S. economy continued its recovery in the second quarter of 2002 from the 2001 economic slowdown. However, growth slowed from the 6.1% increase in U.S. GDP in the first quarter to an estimated 2.5% increase in the second quarter of 2002. The outlook for the U.S. economy for the balance of 2002 has been tempered as a result of the volatility in the equity markets. The Federal Reserve is forecasting that U.S. GDP growth will be 3% in the second half of 2002 and that the consumer will continue to drive the general economy as overall economic fundamentals continue to improve. On a trade-weighted basis, the U.S. dollar has declined versus foreign currencies by approximately 9% in 2002 through the end of July. In general, the decline in the U.S. dollar should aid recovery of U.S. manufacturing. However, the environment for U.S. textiles is expected to remain challenging, as many of the largest apparel exporting countries have linked their currency to the U.S. dollar. Many of these countries do not have free-market economies and any adjustment of trade flows will be based upon global trade policy.

Cone's second quarter results improved from first quarter primarily because of excellent manufacturing performance as measured against historical benchmarks, cost savings from initiatives undertaken as part of the 2001 Reinvention Plan, improved denim demand, and lower cotton costs. Assuming that the housing effect partially offsets the loss of wealth as a result of the declines in the equity markets and that the consumer continues to spend, Cone expects continued improvement in operating results in the third quarter. Traditionally, the second and third quarters are Cone's strongest quarters. Cone should also benefit from lower cotton costs in the third quarter, which will be partially offset by lower denim sales prices. Improvement in Cone's Carlisle and jacquard businesses is also dependent upon the general strength of the economy and overall confidence levels, which have been shaken with the declines in the equity markets.

Cone remains focused on its strategy to grow its denim business by expanding capacity in Mexico. The stated plan has been to build a denim plant, with an initial capacity of 20 million yards, on our site in Altamira, Tamaulipas, Mexico when financing is available. Previously, our estimates for the cost of this denim facility, depending upon ultimate size and configuration, had been an investment of between $60 and $90 million. Based upon a review of the used textile machinery market and other project cost reduction opportunities, we now believe that the initial denim facility can be completed for a capital investment of less than $60 million. The funds required for the denim facility will require debt or equity financing and certain modifications to our current debt structure and lending agreements. Cone is presently in discussions with its lenders regarding a balance sheet recapitalization and is holding discussions with capital providers regarding funds for the Mexican denim project. Cone has not arranged financing or modified its debt structure or lending agreements to date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

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


RESULTS OF OPERATIONS

Second Quarter Ended June 30, 2002 Compared with Second Quarter Ended July 1, 2001.

For the second quarter of 2002, Cone had sales of $125.8 million, an increase of 3.4% over sales of $121.7 million for the second quarter of 2001. The increase in sales was primarily driven by denim unit increases.

Gross profit margin increased to 13.7% of sales for the second quarter of 2002, as compared with 4.4% for the second quarter of 2001. The primary drivers of the improvement in gross profit margin were the savings from the 2001 Reinvention Plan, lower cotton costs that were partially offset by lower denim selling prices and favorable manufacturing variances reflecting additional cost reductions, improved operating schedules and improved efficiencies and quality.

Segment Information. Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Denim sales revenues were $101.7 million for the second quarter of 2002, as compared with sales of $97.5 million for the second quarter of 2001, or an increase of 4.4%. Denim units increased 11.8%, as compared with the prior year's second quarter results, as improvements in the market for denim fabrics and Cone's product styling allowed the denim facilities to operate at full capacity and also to reduce inventory levels. As compared with the prior year's period, sales prices on a percentage basis were down in the mid-single digits and on a consolidated basis sales mix was less favorable as denims produced by Parras Cone were a higher percentage of total denim sales. Operating income for the denim segment was $8.7 million or 8.5% of sales for the second quarter of 2002, as compared with $3.4 million, or 3.5% of sales for the second quarter of 2001. The improvement in operating income was attributable to the 2001 Reinvention Plan savings, lower cotton costs and favorable manufacturing variances. Cotton cost savings were partially offset by the decline in average selling prices. Cone expects to realize greater benefits from lower cotton prices in the third quarter of 2002. However, the decline in cotton prices that occurred in late 2001 has partially reversed as cotton futures prices have recently increased. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $0.8 million for the second quarter of 2002, as compared with $0.2 million for the second quarter of 2001.

         Commission Finishing. In 2002, the commission finishing segment consists only of the Carlisle plant. In 2001, the segment consisted of both the Carlisle and Raytex operations. Outside sales (total segment sales less intercompany sales) of the commission finishing segment increased by 2.1%, as compared with second quarter 2001 results. The increase in outside sales was the result of the sale of the John Wolf unit in August 2001, thereby changing the classification of these sales to outside sales from intercompany sales. Sales to the apparel and specialty markets were lower in 2002, as compared with 2001. Total sales, including intercompany sales, decreased by 14.5% primarily as a result of Cone's decision to exit the khaki segment at the end of 2001. For the second quarter of 2002, the segment reported a profit of $1.1 million, as compared with $0.9 million for the second quarter of 2001. The improvement in the segment's operating income is primarily attributable to improved operating efficiencies, quality and savings from the 2001 Reinvention Plan.

         Decorative Fabrics. The decorative fabrics segment consists of Cone's jacquard operation. Sales revenue in the second quarter of 2002 was $9.5 million, as compared with $9.9 million for second quarter 2001. Sales volume decreased by approximately 20% and was partially offset by improved product mix and higher average unit selling prices. The reduction in sales volume is the result of fewer product placements in the market, a decision to move certain looms to the denim operation in second half of 2001 and management's decision to phase out certain unprofitable lines. Segment operating results were a loss of $0.1 million for both periods.

Selling and administrative expenses for the second quarter of 2002 were 7.5% of sales, as compared to 8.0% for the second quarter of 2001. Selling and administrative expenses were a lower percentage of sales in the second quarter of 2002 as a result of savings from the 2001 Reinvention Plan partially offset by lower unit selling prices and certain accruals for performance-based compensation. Expenses related to Cone's balance sheet recapitalization initiative were also included in second quarter of 2002 administrative expenses.

Interest expense for the second quarter of 2002 was $4.0 million, as compared with $4.8 million for the second quarter of 2001. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements. Other expense of $0.5 million in the second quarter of 2002 include the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $0.8 million in the second quarter of 2001, which included the ongoing expenses of the accounts receivable securitization program as well as amortization of the transition amount and the valuation adjustment of the interest rate swap derivative instrument. The interest rate swap was terminated in the fourth quarter of 2001.

The effective tax rate from continuing operations for the second quarter of 2002 was 30% versus a tax benefit of 28% for the second quarter of 2001. Tax benefits of export sales reduced the effective tax rate for the second quarter of 2002. The effective tax rate used for the thirteen weeks ended July 1, 2001, differed from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Therefore, Cone has established the valuation allowance on the resulting deferred tax assets.

For the second quarter of 2002, Cone had a net profit $3.1 million or $.08 per share after preferred dividends. For the second quarter of 2001, Cone had a net loss of $26.5 million, or $1.08 per share after preferred dividends. Included in the net loss were after-tax charges of $23.8 million of impairment and restructuring charges and inventory write-downs and facility consolidation charges related to the Reinvention Plan, or $0.93 per share.


Six Months Ended June 30, 2002 Compared with Six Months Ended July 2, 2001
--------------------------------------------------------------------------

For the first six months of 2002, Cone had sales of $231.7 million, a decrease of 8.9%, as compared with sales of $254.4 million for the first six months of 2001. The decrease in sales was across all segments.

Gross profit margin increased to 13.6% of sales for the first half of 2002, as compared with 7.1% for the first half of 2001. The improvement in gross profit margin was attributable to the savings from the 2001 Reinvention Plan, lower cotton costs that were partially offset by lower denim selling prices and favorable manufacturing variances reflecting additional cost reductions and improved efficiencies and quality.

Segment Information. Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Denim sales revenues were $183.8 million for the first half of 2002, as compared with sales of $203.6 million for the first half of 2001, or a decrease of 9.7%. Sales yards were down in the first half of 2002, as compared with the first half of 2001 as fourth quarter 2001 market weaknesses continued into the first part of 2002 and more than offset the weakening of the market that began in the second quarter of 2001. Sales prices, on a percentage basis, were down in the mid-single digits, as compared with the prior year, and sales mix was also less favorable. Operating income for the denim segment was $14.5 million or 7.9% of sales for the first half of 2002, as compared with $8.5 million or 4.1% of sales for the first half of 2001. The improvement in operating income was attributable to the 2001 Reinvention Plan savings, lower cotton costs and favorable manufacturing variances. Cotton cost savings were partially offset by the decline in average selling prices. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $0.9 million for the first half of 2002, as compared with $0.6 million for the first half of 2001.

         Commission Finishing. In 2002, the commission finishing segment consists only of the Carlisle plant. In 2001, the segment consisted of both the Carlisle and Raytex operations. During the first quarter of 2001, Cone was in the process of closing the Raytex operation. Outside sales (total segment sales less intercompany sales) of the commission finishing segment increased by 1.3%, as compared with first half 2001 results after eliminating the results of the Raytex operation for the period. The increase in outside sales was the result of the sale of the John Wolf unit in August 2001, thereby changing the classification of these sales to outside sales from intercompany sales. Total sales excluding Raytex but, including intercompany sales, decreased by 13.3% primarily as a result of Cone's decision to exit the khaki segment at the end of 2001. For the first half of 2002, the segment reported a profit of $2.1 million, as compared with $0.3 million for the first half of 2001. The improvement in the segment's operating income is primarily attributable to improved operating efficiencies, quality and savings from the 2001 Reinvention Plan and the closing of the Raytex operation.

         Decorative Fabrics. The decorative fabrics segment consists of Cone's jacquard operation. Sales revenue in the first half of 2002 was $19.8 million, as compared with $21.1 million for first half of 2001. Sales volume decreased by 18.5% and was partially offset by improved product mix and higher average unit selling prices. The reduction in sales volume is the result of fewer product placements in the market, a decision to move certain looms to the denim operation in second half of 2001 and management's decision to phase out certain unprofitable lines. Segment operating income was $0.4 million for the first half of 2002, as compared with a segment operating loss of $0.3 million for the comparable prior year period.

Selling and administrative expenses for the first half of 2002 were $17.1 million, as compared to $19.1 million for the first half of 2001. Selling and administrative expenses were lower on both an absolute and a percentage of sales base in the first half of 2002 as a result of savings from the 2001 Reinvention Plan partially offset by lower unit selling prices and certain accruals for performance-based compensation.

Interest expense for the first half of 2002 was $8.3 million, as compared with $9.5 million for the first half of 2001. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements. Other expenses of $1.0 million in the first half of 2002 include the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $1.3 million in the first half of 2001, which included the ongoing expenses of the accounts receivable securitization program as well as amortization of the transition amount and the valuation adjustment of the interest rate swap derivative instrument.

The effective tax rate on continuing operations for the first half of 2002 was 27% versus a tax benefit of 29% for the first half of 2001. Tax benefits of export sales reduced the effective tax rate for the first half of 2002. The effective tax rate used for the six months ended July 1, 2001, differs from 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Therefore, Cone has established the valuation allowance on the resulting deferred tax assets.

For the first half of 2002, Cone had a net profit $4.5 million or $.09 per share after preferred dividends. For the first six months of 2001, Cone had a net loss of $29.4 million, or $1.23 per share after preferred dividends. Included in the net loss were after-tax charges of $23.8 million of impairment and restructuring charges and inventory write-downs and facility consolidation charges related to the Reinvention Plan, or $0.93 per share.


LIQUIDITY AND CAPITAL RESOURCES

Cone's principal capital components consist of debt outstanding under its Revolving Credit Facility, Senior Note, and 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

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

Based upon its operating results for the first six months of 2002, per the 75% of excess cash flow provision of its lending agreements, Cone will make an additional amortization payment and commitment reduction of $3.7 million in August 2002.

Financing agreements of Cone prohibit it from paying dividends on its Common Stock.

The following is a summary of primary financing agreements as of June 30, 2002.

                                                                               Interest/
($ Amounts in Millions)                 Facility             Amount            Discount
Financing Agreement                    Commitment          Outstanding           Rate        Maturity Date
-------------------                    ----------          -----------           ----        -------------


8-1/8% Debenture                       $    100.0          $   100.0            8.125%       Mar 15, 2005
Senior Note                                  25.2               25.2           13.700        Jan 15, 2003
Revolving Credit Facility                    65.7               37.0            8.750        Jan 15, 2003
A/R Securitization Facility                  60.0               37.7            5.230        Sept 1, 2004

At June 30, 2002, Cone had availability under its financing agreements of $26.9 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by overall facility commitment levels and borrowing base calculations, as defined in the respective agreements. Availability under these agreements averaged well in excess of $20 million for the second quarter of 2002. During the first six months of 2002, Cone generated $19.7 million of cash from operations. Changes in operating assets and liabilities provided $6.0 million of the cash from operations as liquidation of inventories and increase in payables more than offset the increase in accounts receivable. During the first six months of 2002, Cone invested in capital expenditures of $1.9 million and sold $1.0 million of land and other non-essential equipment. Cone expects to spend approximately $8.5 million in 2002 for domestic capital expenditures to maintain its manufacturing facilities in good condition and to provide the flexibility and capability necessary to meet market demands. Capital expenditures are expected to be financed by internally generated funds.

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

Cone has made it a priority to implement a long-term recapitalization of its balance sheet in 2002 that will provide the funding for its Mexican denim expansion. In the second quarter of 2002, we retained Jefferies and Co., as our investment banker to assist us in the process. We have had discussions with our existing lenders and potential new sources of debt or equity. At this time, there is no definitive proposal or agreement on the recapitalization of the balance sheet. Management remains committed to completing the recapitalization in 2002.

On June 30, 2002, Cone's capital structure consisted of $161.0 million of debt (including current maturities) and $89.4 million of stockholders' equity. For comparison, Cone had $189.9 million of debt (including current maturities) and $96.6 million of stockholders' equity at July 1, 2001.

Accounts receivable on June 30, 2002 were $40.0 million, as compared with $49.9 million at July 1, 2001. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 57 days of sales outstanding at June 30, 2002 and 69 days at July 1, 2001. Advances outstanding under the A/R Securitization Facility were $37.7 million at June 30, 2002 and $50.6 million at July 1, 2001.

Inventories on June 30, 2002 were $49.5 million, as compared with $62.1 million at December 30, 2001 reflecting reductions in inventory levels of finished goods, work-in-process, raw materials and supplies and other. In addition, inventory carrying values were lower to reflect lower cotton prices and the reduced cost of operations as the result of the 2001 Reinvention Plan. Finished goods inventories were reduced by $8.6 million from year-end 2001 levels. For comparison purposes, inventories at July 1, 2001 were $82.1 million. The year-over-year reduction in inventories is the result of the liquidation of core inventories, write-downs taken as part of Cone's Reinvention Plan, the sale of John Wolf, the exit from the khaki segment and lower cotton and other raw material prices.


OTHER MATTERS

EBITDA from continuing operations and pro forma EBITDA, which includes 50% of Parras Cone's EBITDA, are presented not as an alternative measure of operating results or cash flow from continuing operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because they are a widely accepted financial indicator of the ability to incur and service debt. Cone calculates EBITDA from continuing operations and pro forma EBITDA as follows:

                                                Thirteen          Thirteen         Twenty-Six        Twenty-Six
                                              Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
(in thousands)                                  6/30/02            7/1/01           6/30/02            7/1/01
                                             ------------------------------------------------------------------------

Income (Loss) from Continuing Operations      $    7,801        $ ( 24,082 )      $   14,477         $ ( 20,932 )
Depreciation and Amortization                      5,071             5,401            10,144             10,939
Reinvention Plan - Inventory Charges
  and Facility Consolidation Charges                   -             7,139                 -              7,139
Restructuring and Impairment Charges                   -            19,739                 -             19,739
                                             ------------------------------------------------------------------------
EBITDA                                            12,872             8,197            24,621             16,885
50% Parras Cone EBITDA                             2,296             1,569             3,537              3,227
                                             ------------------------------------------------------------------------
Pro Forma EBITDA                              $   15,168        $    9,766        $   28,158        $    20,112
                                             ------------------------------------------------------------------------

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

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of June 30, 2002, no significant litigation existed.


"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection, free-trade initiatives and retaliatory measures in trade disputes, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer including its sourcing practices, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates,
         (vii) Cone's inability to continue the savings and profit improvement associated with its Restructuring Plan, and (viii) the effect on Cone's sales and markets of events such as the events of September 11, 2001. For a further description of these risks see Cone's 2001 Form 10-K, "Item 1. Business -- Competition, --Raw Materials and --Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 30, 2001.

                                     PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of June 30, 2002, no significant litigation existed.


Item 4.  Submission of Matters to a Vote of Security Holders

Cone Mills Corporation's Annual Meeting of Shareholders was held May 7, 2002. The proposals voted upon and the results of the voting were as follows:

                                                                   Abstentions
                                                 Against/       (Includes Broker
                                  For           Withheld           Non-Votes)
                               ---------        ----------      ----------------

1.  Election of four class I directors for a three-year term:

    John L. Bakane            24,464,469          207,998                0
    Marvin W. Goldstein       24,484,340          188,127                0
    Haynes G. Griffin         24,488,753          183,714                0
    Charles M. Reid           24,483,543          188,924                0

2.  Approval of 2002 Executive Incentive Compensation Plan:

                              22,716,694        1,312,725          642,778

3. Ratification of the appointment of McGladrey & Pullen, LLP, as independent auditors for the Corporation for the current year:

                              24,383,038          173,919          115,510


Item 5.  Other Information

Notice of a matter to be presented by a shareholder for consideration at the 2003 annual meeting other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by the Company prior to February 10, 2003. Failure to give timely notice will result in the proxy statement relating to the meeting not including information on the matter or the manner in which management's proxies will vote on the matter and the proxies received by management will have discretionary authority to vote on such matter.


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

*4.2.6 Letter Agreement dated as of June 30, 1995, between the Registrant and The Prudential Insurance Company of America superseding Letter Agreement, filed as Exhibit 4.3(e) to Registrant's report on Form 10-Q for the quarter ended July 2, 1995, filed as Exhibit 4.3(f) to Registrant's report on Form 10-K for year ended December 31, 1995.

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

*10.23.1 Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as
          Exhibit 10.23.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 2002.

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

*23.2 Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705; 33-67800; 333-37054 and 333-60954) of
          their reports on the financial statements included on Form 10-K/A for the year ended December 31, 2001.

*99.1 Financial Statements of Parras Cone de Mexico, S.A. de C.V., as of and for the year ended December 31, 2001.

99.2      Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.

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


                                    CONE MILLS CORPORATION
                                    ----------------------
                                    (Registrant)




Date:    August 14, 2002            /s/Gary L. Smtih
                                    Gary L. Smith
                                    Executive Vice President and
                                    Chief Financial Officer