Form 10-Q
period 2002-09-29
CONE MILLS CORP
filed 2002-11-12
CIK 23304

Page 1 of 47
                                              Index to Exhibits - Pages 27 - 41
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Number of shares of common stock outstanding as of October 28, 2002: 25,757,344.


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX



PART I.   FINANCIAL INFORMATION
                                                                          Page
                                                                         Number

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations
          Thirteen and Thirty-Nine weeks ended September 29, 2002 and
          September 30, 2001 (Unaudited)......................................3

          Consolidated Condensed Balance Sheets
          September 29, 2002 and September 30, 2001 (Unaudited)
          and December 30, 2001...............................................4

          Consolidated Condensed Statements of Cash Flows
          Thirty-Nine weeks ended September 29, 2002 and
          September 30, 2001 (Unaudited)......................................5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited).........................................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations......................16

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk  .............................................................25

Item 4    Controls and Procedures ...........................................25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................26
Item 5.   Other Information .................................................26
Item 6.   Exhibits and Reports on Form 8-K...................................26

Annex A   Section 302 Certifications........................................A-1
Annex B   Section 906 Certification.........................................B-1

                                     PART I
Item 1.
                     CONE MILLS CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                          Thirteen          Thirteen        Thirty-Nine      Thirty-Nine
                                                         Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                                        September 29,    September 30,     September 29,    September 30,
(in thousands, except per share data)                       2002             2001              2002             2001
----------------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
Net Sales                                               $   111,688      $   106,957       $   343,345      $   361,346
Cost of Goods Sold                                           94,625           95,562           294,710          331,997
                                                       ---------------------------------------------------------------------
Gross Profit                                                 17,063           11,395            48,635           29,349
Selling and Administrative                                    8,620            7,904            25,715           27,051
Restructuring and Impairment of Assets                            -              200                 -           19,939
                                                       ---------------------------------------------------------------------
Income (Loss) from Operations                                 8,443            3,291            22,920         ( 17,641 )
                                                       ---------------------------------------------------------------------

Other Income (Expense)
   Interest income                                               77              137               206              350
   Interest expense                                         ( 3,712 )        ( 3,982 )        ( 12,014 )       ( 13,456 )
   Other                                                      ( 433 )            893           ( 1,439 )          ( 430 )
                                                       ---------------------------------------------------------------------
                                                            ( 4,068 )        ( 2,952 )        ( 13,247 )       ( 13,536 )
                                                       ---------------------------------------------------------------------
Income (Loss) from Continuing Operations before
   Income Tax Expense (Benefit) and Equity in
   Earnings (Losses) of Unconsolidated Affiliates             4,375              339             9,673         ( 31,177 )
Income Tax Expense (Benefit)                                  1,455              120             2,902          ( 8,954 )
                                                       ---------------------------------------------------------------------

Income (Loss) from Continuing Operations before
   Equity in Earnings (Losses) of Unconsolidated
   Affiliates                                                 2,920              219             6,771         ( 22,223 )
Equity in Earnings (Losses) of Unconsolidated
   Affiliates                                                   923             ( 88 )           1,605              484
                                                       ---------------------------------------------------------------------
Income (Loss) from Continuing Operations                      3,843              131             8,376         ( 21,739 )
                                                       ---------------------------------------------------------------------

Discontinued Operations
   Loss from discontinued operations                              -            ( 890 )               -         ( 12,426 )
   Loss on sale of discontinued operation                         -          ( 6,397 )               -          ( 6,397 )
   Income tax benefit                                             -          ( 2,552 )               -          ( 6,590 )
                                                       ---------------------------------------------------------------------
                                                                  -          ( 4,735 )               -         ( 12,233 )
                                                       ---------------------------------------------------------------------
Net Income (Loss)                                       $     3,843      $   ( 4,604 )     $     8,376      $  ( 33,972 )
                                                       ---------------------------------------------------------------------

Income (Loss) Available to Common Stockholders          $     2,806      $   ( 5,677 )     $     5,229      $  ( 37,091 )
                                                       ---------------------------------------------------------------------

Earnings (Loss) per Share -
   Income (loss) from continuing operations             $      0.11      $    ( 0.04 )     $      0.20      $    ( 0.97 )
   Loss from discontinued operations                              -           ( 0.18 )               -           ( 0.48 )
                                                       ---------------------------------------------------------------------
Earnings (Loss) per Share - Basic and Diluted           $      0.11      $    ( 0.22 )     $      0.20      $    ( 1.45 )
                                                       ---------------------------------------------------------------------

Weighted-Average Common Shares Outstanding
   Basic                                                     25,739           25,595            25,704           25,557
                                                       ---------------------------------------------------------------------
   Diluted                                                   26,153           25,595            26,104           25,557
                                                       ---------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.


                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                         September 29,    September 30,     December 30,
(in thousands, except share and par value data)                              2002             2001             2001
---------------------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)      (Unaudited)         (Note)
ASSETS
   Current Assets
     Cash                                                                $    1,573        $     858        $     529
     Accounts receivable, less allowances: 2002, $5,700;
        2001, $5,350 and $5,700                                              43,327           44,251           28,373
     Inventories                                                             45,578           64,499           62,057
     Other current assets                                                     2,656            6,414            3,371
                                                                  ---------------------------------------------------------
        Total Current Assets                                                 93,134          116,022           94,330

   Investments in and Advances to Unconsolidated Affiliates                  53,010           51,915           51,664
   Other Assets                                                              27,496           18,646           23,917
   Property, Plant and Equipment                                            152,198          167,968          164,468
                                                                  ---------------------------------------------------------
                                                                         $  325,838        $ 354,551        $ 334,379
                                                                  ---------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
     Current maturities of long-term debt                                $   56,262        $   3,208        $   3,075
     Accounts payable                                                        28,730           29,511           21,535
     Sundry accounts payable and accrued liabilities                         22,869           23,948           27,928
                                                                  ---------------------------------------------------------
        Total Current Liabilities                                           107,861           56,667           52,538

   Long-Term Debt                                                            98,908          177,548          170,655
   Deferred Income Taxes                                                     13,486           14,922           10,513
   Other Liabilities                                                         13,781           14,567           14,063

   Stockholders' Equity
     Class A  preferred  stock - $100 par value; authorized
        1,500,000 shares; issued and outstanding: 2002, 337,497
        shares; 2001, 342,780 shares and 334,309 shares                      33,750           34,278           33,431
     Class B preferred stock - no par value; authorized
        5,000,000 shares                                                          -                -                -
     Common stock - $.10 par value; authorized
        42,700,000 shares; issued and outstanding: 2002, 25,757,344
        shares; 2001, 25,622,816 shares and 25,660,663 shares                 2,576            2,562            2,566
     Capital in excess of par                                                58,098           57,815           57,872
     Retained earnings                                                        6,349            4,564            2,029
     Deferred compensation - restricted stock                                   ( 2 )           ( 17 )           ( 12 )
     Accumulated other comprehensive loss                                   ( 8,969 )        ( 8,355 )        ( 9,276 )
                                                                  ---------------------------------------------------------
        Total Stockholders' Equity                                           91,802           90,847           86,610
                                                                  ---------------------------------------------------------
                                                                         $  325,838        $ 354,551        $ 334,379
                                                                  ---------------------------------------------------------

Note: The balance sheet at December 30, 2001, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.


                                      CONE MILLS CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                                          Thirty-Nine       Thirty-Nine
                                                                          Weeks Ended       Weeks Ended
                                                                         September 29,     September 30,
(in thousands)                                                               2002              2001
------------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)       (Unaudited)
CASH PROVIDED BY OPERATIONS                                              $   30,080        $    2,779
                                                                         -----------------------------------
INVESTING
   Investments in and advances to unconsolidated affiliates                       -             ( 754 )
   Proceeds from sale of property, plant and equipment                        1,273             3,929
   Proceeds from sale of discontinued operations                                  -             5,375
   Capital expenditures of continuing operations                            ( 3,932 )         ( 4,648 )
   Capital expenditures of discontinued operations                                -              ( 91 )
                                                                         -----------------------------------
    Cash provided by (used in) investing                                    ( 2,659 )           3,811
                                                                         -----------------------------------

FINANCING
   Decrease in checks issued in excess of deposits                          ( 3,982 )         ( 6,119 )
   Principal borrowings (payments) on long-term debt                       ( 18,894 )             548
   Proceeds from issuance of common stock                                       236               195
   Dividends paid - Class A Preferred                                         ( 136 )            ( 95 )
   Redemption of Class A Preferred stock                                    ( 3,601 )         ( 3,137 )
                                                                         -----------------------------------
    Cash used in financing                                                 ( 26,377 )         ( 8,608 )
                                                                         -----------------------------------

    Net change in cash                                                        1,044            (2,018 )

Cash at Beginning of Period                                                     529             2,876
                                                                         -----------------------------------

Cash at End of Period                                                    $    1,573        $      858
                                                                         -----------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments for:
   Interest                                                              $   14,019        $   15,997
                                                                         -----------------------------------
   Income taxes, net of refunds                                          $       17        $      239
                                                                         -----------------------------------

Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                              $    3,920        $    3,881
                                                                         -----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Financial Statement Preparation

The Cone Mills Corporation ("Cone") consolidated condensed financial statements for September 29, 2002 and September 30, 2001 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at September 29, 2002, September 30, 2001 and December 30, 2001, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended September 29, 2002 and September 30, 2001 and cash flows for the thirty-nine weeks then ended. All adjustments are of a normal recurring nature with the exception of those reclassifications made in connection with discontinued operations and entries related to Cone's Reinvention Plan. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2001.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of year-end, the inventories at September 29, 2002 and September 30, 2001 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Reclassifications: Loss per share for the thirteen and thirty-nine weeks ended September 30, 2001, has been reclassified to reflect discontinued operations.


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

Cone has not sold any of its accounts receivable other than those pursuant to the Accounts Receivable Securitization Facility ("A/R Securitization Facility") with General Electric Capital Corporation. As of September 29, 2002 and September 30, 2001, the total amount of advances of proceeds from the sale of receivables under the A/R Securitization Facility was $28.5 million and $45.3 million, respectively. As of September 29, 2002 and September 30, 2001, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $35.2 million and $36.7 million, respectively. The table below summarizes certain cash flows under the securitization:

                                       Thirteen           Thirteen          Thirty-Nine        Thirty-Nine
                                     Weeks Ended        Weeks Ended         Weeks Ended        Weeks Ended
(in thousands)                         9/29/02            9/30/01             9/29/02            9/30/01
                                   -----------------------------------------------------------------------------
Proceeds from securitizations        $  21,991          $  24,284           $  89,438          $  55,012
Reductions due to change
  in level of receivables sold        ( 31,119 )         ( 27,764 )          ( 97,821 )         ( 65,466 )
Daily yield paid                         ( 437 )            ( 693 )           ( 1,427 )          ( 2,514 )
Servicing fees paid                      ( 140 )            ( 186 )             ( 451 )            ( 589 )
Servicing fees received                    140                186                 451                530


Note 3.  Inventories

(in thousands)                        9/29/02        9/30/01       12/30/01
                                   ------------------------------------------

Greige and finished goods            $ 23,183       $ 34,939       $ 35,811
Work in process                         4,118          6,611          5,084
Raw materials                           9,026         12,336         10,779
Supplies and other                      9,251         10,613         10,383
                                   ------------------------------------------
                                     $ 45,578       $ 64,499       $ 62,057
                                   ------------------------------------------


Note 4.  Long-Term Debt

(in thousands)                        9/29/02        9/30/01       12/30/01
                                   ------------------------------------------

Senior Note                          $ 23,262       $ 27,494       $ 27,155
Revolving Credit Agreement             33,000         57,000         48,000
8-1/8% Debentures                      98,908         96,262         98,575
                                   ------------------------------------------
                                      155,170        180,756        173,730
Less current maturities                56,262          3,208          3,075
                                   ------------------------------------------
                                     $ 98,908       $177,548       $170,655
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


Note 5.  Class A Preferred Stock

On February 13, 2002, Cone declared a 12.0% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2002. The dividend of $3.9 million was charged to retained earnings. The 2003 dividend rate for Class A Preferred Stock is 12.0%, payable March 31, 2003.


Note 6.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
continuing operations in the consolidated condensed statements of operations.

                             Thirteen            Thirteen           Thirty-Nine         Thirty-Nine
                           Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)               9/29/02              9/30/01             9/29/02             9/30/01
                        -----------------------------------------------------------------------------
Depreciation               $    4,666           $    4,862          $   14,764          $   15,744
Amortization                       22                   26                  68                  83
                        -----------------------------------------------------------------------------
                           $    4,688           $    4,888          $   14,832          $   15,827
                        -----------------------------------------------------------------------------

Depreciation expense included in the pre-tax loss from discontinued operations (See Note 12, "Discontinued Operations," to the Notes to Consolidated Condensed Financial Statements) is as follows:

                             Thirteen            Thirteen           Thirty-Nine         Thirty-Nine
                           Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)               9/29/02              9/30/01             9/29/02             9/30/01
                        -----------------------------------------------------------------------------
Depreciation               $        -           $       23          $        -          $      134
Amortization                        -                    -                   -                   4
                        -----------------------------------------------------------------------------
                           $        -           $       23          $        -          $      138
                        -----------------------------------------------------------------------------

Note 7.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

                                                              Thirteen            Thirteen
                                                             Weeks Ended        Weeks Ended
(in thousands, except per share data)                          9/29/02            9/30/01
                                                          ----------------------------------------
Income from continuing operations                            $   3,843          $     131
Preferred dividends                                            ( 1,037 )          ( 1,073 )
                                                          ----------------------------------------
Income (loss) from continuing operations available
    to common stockholders                                       2,806              ( 942 )
Loss from discontinued operations                                    -            ( 4,735 )
                                                          ----------------------------------------
Basic EPS - income (loss) available to common
    stockholders                                                 2,806            ( 5,677 )
Effect of dilutive securities                                        -                  -
                                                          ----------------------------------------
Diluted EPS - income (loss) available to common
    stockholders after assumed conversions                   $   2,806          $ ( 5,677 )
                                                          ----------------------------------------

Determination of shares:
Weighted-average shares                                         25,747             25,610
Contingently issuable (unvested restricted shares)                 ( 8 )             ( 15 )
                                                          ----------------------------------------
Basic EPS - weighted-average shares                             25,739             25,595
Effect of dilutive securities                                      414                  -
                                                          ----------------------------------------
Diluted EPS - adjusted weighted-average shares after
    assumed conversions                                         26,153             25,595
                                                          ----------------------------------------

Earnings (loss) per share - basic and diluted:
    Income (loss) from continuing operations                 $    0.11          $  ( 0.04 )
    Loss from discontinued operations                                -             ( 0.18 )
                                                          ----------------------------------------
    Earnings (loss) per share - basic and diluted            $    0.11          $  ( 0.22 )
                                                          ----------------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirteen weeks ended September 30, 2001, were approximately 84,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share ("EPS").

                                                             Thirty-Nine        Thirty-Nine
                                                             Weeks Ended        Weeks Ended
(in thousands, except per share data)                          9/29/02            9/30/01
                                                         --------------------------------------
Income (loss) from continuing operations                     $   8,376          $( 21,739 )
Preferred dividends                                            ( 3,147 )          ( 3,119 )
                                                         --------------------------------------
Income (loss) from continuing operations available
    to common stockholders                                       5,229           ( 24,858 )
Loss from discontinued operations                                    -           ( 12,233 )
                                                         --------------------------------------
Basic EPS - income (loss) available to common
    stockholders                                                 5,229           ( 37,091 )
Effect of dilutive securities                                        -                  -
                                                         --------------------------------------
Diluted EPS - income (loss) available to common
    stockholders after assumed conversions                   $   5,229          $( 37,091 )
                                                         --------------------------------------

Determination of shares:
Weighted-average shares                                         25,712             25,572
Contingently issuable (unvested restricted shares)                 ( 8 )             ( 15 )
                                                         --------------------------------------
Basic EPS - weighted-average shares                             25,704             25,557
Effect of dilutive securities                                      400                  -
                                                         --------------------------------------
Diluted EPS - adjusted weighted-average shares after
    assumed conversions                                         26,104             25,557
                                                         --------------------------------------

Earnings (loss) per share - basic and diluted:
    Income (loss) from continuing operations                 $    0.20          $  ( 0.97 )
    Loss from discontinued operations                                -             ( 0.48 )
                                                         --------------------------------------
    Earnings (loss) per share - basic and diluted            $    0.20          $  ( 1.45 )
                                                         --------------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirty-nine weeks ended September 30, 2001, were approximately 40,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.


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

Net sales and income (loss) from continuing operations for Cone's operating segments are as follows:

                                                               Thirteen           Thirteen
                                                             Weeks Ended        Weeks Ended
(in thousands)                                                 9/29/02            9/30/01
                                                         ---------------------------------------
Net Sales
  Denim                                                      $   95,448         $   82,747
  Commission Finishing                                           11,233             16,004
  Decorative Fabrics                                              5,690             10,789
  Other                                                              93                 52
                                                         ---------------------------------------
                                                                112,464            109,592
Less Intersegment Sales                                             776              2,635
                                                         ---------------------------------------
                                                             $  111,688         $  106,957
                                                         ---------------------------------------
Income (Loss) from Continuing Operations
  Denim                                                      $   11,697         $    2,460
  Commission Finishing                                                5              1,279
  Decorative Fabrics                                            ( 1,584 )              732
  Other                                                           ( 408 )            ( 182 )
  Unallocated Expenses                                            ( 344 )            ( 736 )
                                                         ---------------------------------------
                                                                  9,366              3,553
  Reinvention Plan - Inventory Charges and
    Facility Consolidation Charges                                    -              ( 150 )
  Restructuring and Impairment of Assets                              -              ( 200 )
                                                         ---------------------------------------
                                                                  9,366              3,203
  Less Equity in Earnings (Losses) of Unconsolidated
    Affiliates                                                      923               ( 88 )
                                                         ---------------------------------------
                                                                  8,443              3,291
Other Expense, Net                                              ( 4,068 )          ( 2,952 )
                                                         ---------------------------------------
Income before Income Tax Expense and Equity in
  Earnings (Losses) of Unconsolidated Affiliates             $    4,375         $      339
                                                         ---------------------------------------

                                                             Thirty-Nine         Thirty-Nine
                                                             Weeks Ended         Weeks Ended
(in thousands)                                                 9/29/02             9/30/01
                                                        ---------------------------------------
Net Sales
  Denim                                                      $  279,288         $   286,372
  Commission Finishing                                           41,757              53,321
  Decorative Fabrics                                             25,500              31,854
  Other                                                             236                 260
                                                        ---------------------------------------
                                                                346,781             371,807
Less Intersegment Sales                                           3,436              10,461
                                                        ---------------------------------------
                                                             $  343,345         $   361,346
                                                        ---------------------------------------
Income (Loss) from Continuing Operations
  Denim                                                      $   26,170         $    10,910
  Commission Finishing                                            2,134               1,551
  Decorative Fabrics                                            ( 1,213 )               465
  Other                                                         ( 1,402 )             ( 249 )
  Unallocated Expenses                                          ( 1,164 )           ( 2,606 )
                                                        ---------------------------------------
                                                                 24,525              10,071
  Reinvention Plan - Inventory Charges and
    Facility Consolidation Charges                                    -             ( 7,289 )
  Restructuring and Impairment of Assets                              -            ( 19,939 )
                                                        ---------------------------------------
                                                                 24,525            ( 17,157 )
  Less Equity in Earnings of Unconsolidated Affiliates            1,605                 484
                                                        ---------------------------------------
                                                                 22,920            ( 17,641 )
Other Expense, Net                                             ( 13,247 )          ( 13,536 )
                                                        ---------------------------------------
Income (Loss) before Income Tax Expense (Benefit) and
  Equity in Earnings of Unconsolidated Affiliates            $    9,673         $  ( 31,177 )
                                                        ---------------------------------------


Note 9.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

                                        Thirteen             Thirteen          Thirty-Nine       Thirty-Nine
                                      Weeks Ended          Weeks Ended         Weeks Ended       Weeks Ended
(in thousands)                          9/29/02              9/30/01             9/29/02           9/30/01
                                    -------------------------------------------------------------------------------
Net income (loss)                     $    3,843           $  ( 4,604 )        $    8,376        $ ( 33,972 )
Other comprehensive
  income (loss), cotton
   derivatives gains (losses)               (359 )               ( 99 )               307             1,414
                                    -------------------------------------------------------------------------------
                                      $    3,484           $  ( 4,703 )        $    8,683        $ ( 32,558 )
                                    -------------------------------------------------------------------------------

Cotton derivatives gains as of September 29, 2002, reflected above in other comprehensive income (loss) will be recognized in cost of goods sold over the next twelve months.


Note 10.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

Cone adopted Statement of Financial Accounting Standards ("SFAS") No. 133 and SFAS No. 138 as of January 1, 2001. Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment to the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. Cone recognized approximately $0.1 million and $0.5 million in expense related to amortization of this adjustment to the carrying value of debt for the thirteen and thirty-nine weeks ended September 30, 2001, which is reflected in the "Other" caption on the consolidated condensed statements of operations. Changes in the fair value of the interest rate swap agreement after transition were recorded in the statements of operations in the period of change. For the thirteen and thirty-nine weeks ended September 30, 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $1.7 million and $2.5 million, respectively, which is reflected in the "Other" caption on the consolidated condensed statements of operations. As of September 30, 2001, the interest rate swap had an estimated fair market value of $0.2 million and was recorded in other long-term liabilities on the consolidated condensed balance sheet. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000.


Cash Flow Hedging Strategy

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At September 29, 2002, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $0.6 million. At September 29, 2001, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $1.4 million. Gains of $0.2 million and $0.8 million were credited to cost of goods sold during the thirteen and thirty-nine weeks ended September 29, 2002, respectively. Gains of less than $0.5 million and $0.9 million were credited to cost of goods sold during the thirteen and thirty-nine weeks ended September 30, 2001, respectively. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and thirty-nine weeks ended September 29, 2002 and September 30, 2001, was immaterial.


Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the thirty-nine weeks ended September 29, 2002 and September 30, 2001 follows:

                                        Corporate
                                        & Textile
                                        Products
(in thousands)                            Group             Raytex            Total
                                      ----------------------------------------------------
Balance, December 30, 2001              $    639            $    -           $   639

Deductions:
Terminal leave and related benefits        ( 639  )              -             ( 639  )
                                      ----------------------------------------------------

Balance, September 29, 2002             $      -            $    -           $     -
                                      ----------------------------------------------------

Balance, December 31, 2000              $      -            $  964           $   964

Additions:
Terminal leave and related benefits        3,535                 -             3,535
Consulting and legal fees                    600                 -               600
Pension curtailment*                         888                 -               888
                                      ----------------------------------------------------
                                           5,023                 -             5,023
                                      ----------------------------------------------------
Deductions:
Terminal leave and related benefits      ( 1,701  )          ( 925  )        ( 2,626  )
Consulting and legal fees                  ( 600  )              -             ( 600  )
Pension curtailment*                       ( 888  )              -             ( 888  )
                                      ----------------------------------------------------
                                         ( 3,189  )          ( 925  )        ( 4,114  )
                                      ----------------------------------------------------

Balance, September 30, 2001             $  1,834            $   39           $ 1,873
                                      ----------------------------------------------------

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

Net sales and losses from discontinued operations were as follows:

                                             Thirteen           Thirty-Nine
                                            Weeks Ended         Weeks Ended
(in thousands)                                9/30/01             9/30/01
                                        ----------------------------------------
Net Sales
  John Wolf                                 $    2,794          $   14,414
  Khaki                                          6,075              22,815
                                        ----------------------------------------
                                            $    8,869          $   37,229
                                        ----------------------------------------

Pretax Loss from Discontinued Operations
  John Wolf                                 $    ( 428 )        $  ( 4,620 )
  Khaki                                          ( 462 )           ( 7,806 )
                                        ----------------------------------------
                                                 ( 890 )          ( 12,426 )
Loss on Sale of Discontinued Operations        ( 6,397 )           ( 6,397 )
Income Tax Benefit                             ( 2,552 )           ( 6,590 )
                                        ----------------------------------------
Net Loss from Discontinued Operations       $  ( 4,735 )        $ ( 12,233 )
                                        ----------------------------------------


Note 13.  Income Taxes

The effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2002, is lower than expected because of the effect of the extraterritorial income exclusion related to export sales. The effective tax rate used for the thirty-nine weeks ended September 30, 2001, differs from the corporate U.S. tax rate of 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. As such, Cone has established the valuation allowance on the resulting deferred tax assets.

Item 2.
                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


OVERVIEW

Cone's results of operations are influenced by a number of macroeconomic factors such as U.S. GDP growth, the relative value of the U.S. dollar against other currencies and consumer spending. During the third quarter of 2002, U.S. GDP growth continued below first quarter levels as the continued volatility of the U.S. equity markets and the threat of war dampened consumer confidence. For the quarter U.S. GDP growth was estimated to be 3.1% driven primarily by auto sales and housing. In addition, during the quarter the U.S. dollar marginally strengthened on a trade-weighted basis and the manufacturing sector contracted.

While economic conditions were less favorable than expected, Cone's overall third quarter results continued to improve on a sequential quarter basis and as compared with the prior year. The continued improvement in financial performance was attributable to multiple factors including excellent manufacturing performance as measured against historical benchmarks, cost savings from initiatives undertaken as part of the 2001 Reinvention Plan and ongoing profit improvement initiatives, capacity utilization levels in the company's denim facilities and lower cotton costs, which were partially offset by lower denim sales prices and lower sales volume for Cone's home furnishing operations. Cone expects fourth quarter results to be lower than the third quarter as a result of slightly higher cotton prices and the fact that many of Cone's denim customers typically idle their garment cut-and-sew facilities for two weeks around the Christmas holidays. The outlook for 2003 results will be dependent upon general economic conditions, denim and home furnishings demand at retail and 2002 holiday sales.

Cone remains focused on its strategy to grow its denim business by expanding capacity in Mexico. The stated plan has been to build a denim plant, with an initial capacity of 20 million yards, on our site in Altamira, Tamaulipas, Mexico when financing is available. We believe that the initial denim facility can be completed for a capital investment of less than $60 million. As an alternative to building a denim plant on its site in Altamira, Cone is also exploring other opportunities to expand denim manufacturing in Mexico. The funds required for the Mexico denim expansion will require debt or equity financing and certain modifications to current debt agreements. Cone is presently in discussions with its lenders regarding a balance sheet recapitalization and is holding discussions with capital providers regarding funds for the Mexico denim project. Cone has not reached agreements on new financing or equity, nor has it modified its debt structure or lending agreements to date, and there can be no assurance that such new monies will be available on acceptable terms and
conditions   or  that  its  present   lenders   will  agree  to  the   necessary
modifications.

Also in Mexico, Cone and its joint venture partner, Compania Industrial de Parras, S.A. de C.V. ("CIPSA"), have agreed to expand Parras Cone's denim production capacity by up to 35%. The expansion is expected to be financed by Parras Cone with internally generated cash flow and debt.

The majority of the capacity expansion has been delayed until financing can be secured; however, in the interim, a smaller scale expansion of approximately 9% of capacity at a cost of approximately $1 million was completed in August 2002. There can be no assurance that the joint venture partners will be able to arrange financing on acceptable terms and conditions for the remaining expansion of Parras Cone. Cone will continue to market and distribute 100% of the fabric production of Parras Cone.

During the third quarter of 2002, Cone completed the process of forming a joint venture in Turkey with Isko, a large Turkish denim company. Cone and Isko established a joint venture company, IsKone, (owned 51% by Cone) to sell denim fabrics to Levi Strauss Europe for Levi's(R) 501(R) jeans. The denim fabrics will be marketed by Cone to Levi Strauss Europe and produced by Isko. The joint venture with Isko was formed to provide denim fabrics for Levi's(R) 501(R) jeans in Europe on a tariff friendly basis. The joint venture company, IsKone, is expected to begin shipping product to Levi Strauss Europe on a regular commercial basis in the first quarter of 2003.


RESULTS OF OPERATIONS

Third Quarter Ended September 29, 2002 Compared with Third Quarter Ended September 30, 2001.

For the third quarter of 2002, Cone had sales of $111.7 million, an increase of 4.4% over sales of $107.0 million for the third quarter of 2001. The increase in sales was primarily driven by denim unit increases, partially offset by weaknesses in the commission finishing and decorative fabrics segments where sales declined by 33.2%.

Gross profit margin increased to 15.3% of sales for the third quarter of 2002, as compared with 10.7% for the third quarter of 2001. The primary drivers of the improvement in gross profit margin were cost savings from the 2001 Reinvention Plan and ongoing profit improvement initiatives, capacity utilization levels in the company's denim facilities and lower cotton costs that were partially offset by lower denim sales prices. Gross profit was negatively impacted in the third quarter, as compared with the prior year as a result of lower sales volume for the commission finishing and decorative fabrics operations resulting in a $3.6 million reduction in operating income for these two segments for the third quarter of 2002, as compared with the third quarter of 2001.

Segment Information. Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Denim sales revenues were $95.4 million for the third quarter of 2002, as compared with sales of $82.7 million for the third quarter of 2001, or an increase of 15.3%. Denim sales yards increased 18.0%, as compared with the prior year's third quarter results, as improvements in the market for denim fabrics and Cone's product styling allowed the denim facilities to operate at full capacity and also to reduce inventory levels. As compared with the prior year's period, sales prices on a percentage basis were down in the mid-single digits, and on a consolidated basis sales mix was less favorable as denims produced by Parras Cone were a slightly higher percentage of total denim sales. Operating income for the denim segment was $11.7 million or 12.3% of sales for the third quarter of 2002, as compared with $2.5 million, or 3.0% of sales for the third quarter of 2001. The improvement in operating income was attributable to cost savings programs, lower cotton costs, and favorable manufacturing variances. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $1.0 million for the third quarter of 2002, as compared with break-even results for the third quarter of 2001. The improvement in Parras Cone's results is primarily attributable to the same factors that affected Cone's overall denim performance.

         Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment decreased by 21.8%, as compared with third quarter 2001 results. The decrease in outside sales was the result of weakness in all of Carlisle's product lines, especially apparel and specialty products, as compared with the prior year. Total sales, including intercompany sales, decreased by 29.8%, a greater percentage decline than outside sales, primarily as a result of Cone's decision to exit the khaki segment at the end of 2001. For the third quarter of 2002, the segment reported break-even results, as compared with operating income of $1.3 million for the third quarter of 2001. The decline in the segment's operating income is attributable to lower sales volume partially offset by plant operating efficiencies, improved quality and savings from Cone's cost reduction plans.

         Decorative Fabrics. The decorative fabrics segment consists of Cone's jacquard operation. Sales revenue in the third quarter of 2002 was $5.7 million, as compared with $10.8 million for third quarter 2001. Sales volume decreased by approximately 50%. The reduction in sales volume is the result of fewer product placements in the market because of product styling, a general weakness in home decorative fabrics demand and management's decision earlier in 2002 to phase out certain unprofitable lines. For the third quarter of 2002 the segment had an operating loss of $1.6 million versus an operating profit of $0.7 million for the third quarter of 2001. The decline in sales volume and profitability has resulted in operational changes at the plant that are expected to reduce the loss for the fourth quarter of 2002.

Selling and administrative expenses for the third quarter of 2002 were 7.7% of sales, as compared to 7.4% for the third quarter of 2001. Selling and administrative expenses as a percentage of sales were higher primarily as a result of accruals for performance-based compensation.

Interest expense for the third quarter of 2002 was $3.7 million, as compared with $4.0 million for the third quarter of 2001. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements. Other expense of $0.4 million in the third quarter of 2002 includes the ongoing expenses of the accounts receivable securitization program, as compared to other income of $0.9 million in the third quarter of 2001. For the third quarter of 2001 other income consisted of an expense of $0.7 million for the ongoing expense of the accounts receivable securitization program and income of $1.7 million for the amortization of the transition amount related to recording an interest rate swap and the valuation adjustment of the interest rate swap derivative instrument. The recognition of income was a result of marking to market, as required by SFAS No. 133, the fair value of the interest rate swap. The interest rate swap was terminated in the fourth quarter of 2001.

The effective tax rate from continuing operations for the third quarter of 2002 was 33% versus 35% for the third quarter of 2001.

For the third quarter of 2002, Cone had a net profit of $3.8 million or $.11 per share after preferred dividends. For the third quarter of 2001, Cone had a net loss of $4.6 million, or $.22 per share after preferred dividends. Included in the net loss were after-tax charges of $4.7 million for discontinued operations, or $.18 per share.


Nine Months Ended September 29, 2002 Compared with Nine Months Ended September 30, 2001

For the first nine months of 2002, Cone had sales of $343.3 million, a decrease of 5.0%, as compared with sales of $361.3 million for the first nine months of 2001. The decrease in sales dollars was across all segments; however, denim sales units increased in 2002, as compared with 2001.

Gross profit margin increased to 14.2% of sales for the first nine months of 2002, as compared with 8.1% for the first nine months of 2001. The improvement in gross profit margin was attributable to many factors including cost savings from the 2001 Reinvention Plan and the ongoing profit improvement initiatives, lower cotton costs that were partially offset by lower denim selling prices and favorable manufacturing variances and efficiencies, increased capacity utilization in the denim plants and improved quality.

Segment Information. Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Denim sales revenues were $279.3 million for nine months of 2002, as compared with sales of $286.4 million for the comparable nine months of 2001, or a decrease of 2.5%. Sales yards for 2002 increased from 2001 levels primarily as a result of increased denim demand and market share gains. Sales prices, on a percentage basis, were down in the mid-single digits, as compared with the prior year, and sales mix was also less favorable. Operating income for the denim segment increased  to $26.2  million  or 9.4% of sales  for the nine  months of
         2002, as compared with $10.9 million or 3.8% of sales for the first nine months of 2001. The improvement in operating income was primarily attributable to the 2001 Reinvention Plan savings, lower cotton costs and favorable manufacturing variances. Cotton cost savings were partially offset by the decline in average selling prices. Operating income for the segment includes the equity in earnings

         (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $1.9 million for nine months of 2002, as compared with $0.6 million for nine months of 2001.

         Commission Finishing. In 2002, the commission finishing segment consists only of the Carlisle plant. In 2001, the segment consisted of both the Carlisle and Raytex operations. During the first quarter of 2001, Cone was in the process of closing the Raytex operation. Outside sales (total segment sales less intercompany sales) of the commission finishing segment decreased by 6.2%, as compared with 2001 results after eliminating the sales produced by the Raytex operation. The decrease in outside sales was the result of weakness in all of Carlisle's product lines in the third quarter of 2002, as compared with the third quarter of 2001, as sales for the first half of 2002 were basically flat with year ago levels. Total sales excluding Raytex, but including intercompany sales, decreased by 18.6% primarily as a result of Cone's decision to exit the khaki segment at the end of 2001. For the nine months of 2002, the segment reported a profit of $2.1 million, as compared with a profit $1.6 million for the first nine months of 2001. The improvement in the segment's operating income is primarily attributable to improved quality and operating efficiencies, savings from the 2001 Reinvention Plan and the closing of the Raytex operation.

         Decorative Fabrics. The decorative fabrics segment consists of Cone's jacquard operation. Sales revenue for the nine months of 2002 was $25.5 million, as compared with $31.9 million for the comparable period of 2001. Sales volume decreased by approximately 30%. The reduction in sales volume is the result of fewer product placements in the market as a result of product styling, weaker decorative fabrics market demand and management's decision to phase out certain unprofitable lines in early 2002. Segment operating loss was $1.2 million for nine months of 2002, as compared with segment operating income of $0.5 million for the comparable prior year period.

Selling and administrative expenses for the first nine months of 2002 were $25.7 million, as compared to $27.1 million for the first nine months of 2001. Selling and administrative expenses were 7.5% of sales for both years primarily a result of savings from the 2001 Reinvention Plan offset by accruals for performance-based compensation.

Interest expense for the nine months of 2002 was $12.0 million, as compared with $13.5 million for the nine months of 2001. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements. Other expenses of $1.4 million in the first nine months of 2002 include the ongoing expense of the accounts receivable securitization program, as compared to other expense of $0.4 million for the nine months of 2001. For the nine months of 2001 other expense consisted of an expense of $2.5 million for the ongoing expense of the accounts receivable securitization program and income of $2.1 million for the amortization of the transition amount related to recording an interest rate swap and the valuation adjustment of the interest rate swap derivative instrument. The recognition of income was as a result of marking to market, as required by SFAS No. 133, the fair value of the interest rate swap. The interest rate swap was terminated in the fourth quarter of 2001.

The effective tax rate on continuing operations for year to date 2002 was 30% versus a tax benefit of 29% for the comparable period of 2001. Tax benefits of export sales reduced the effective tax rate for 2002. The effective tax rate used for the nine months ended September 30, 2001, differs from the corporate U.S. tax rate of 35% because Cone recorded a valuation allowance on the deferred tax assets that resulted from the non-cash impairment charges totaling $5.6 million related to Cone's investments in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future tax deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Therefore, Cone has established the valuation allowance on the resulting deferred tax assets.

For the nine months of 2002, Cone had a net profit $8.4 million, or $.20 per share after preferred dividends. For the nine months of 2001, Cone had a net loss of $34.0 million, or $1.45 per share after preferred dividends. Included in the net loss for 2001 were after-tax charges of $19.7 million for impairment and restructuring charges and inventory write-downs and facility consolidation charges related to the Reinvention Plan attributable to continuing operations, or $.77 per share. In addition, included in the net loss for the nine months of 2001 were after-tax charges of $12.2 million for discontinued operations, or $.48 per share.


LIQUIDITY AND CAPITAL RESOURCES

Cone's  principal  capital  components  consist  of debt  outstanding  under its
Revolving Credit Facility, its Senior Note, its 8-1/8% Debentures and its stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

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

Based upon its operating results for the first six months of 2002, pursuant to the 75% of excess cash flow provision of its lending agreements, Cone made an additional amortization payment and commitment reduction of $3.7 million in August 2002.

Financing agreements of Cone prohibit it from paying dividends on its Common Stock.

The following is a summary of primary financing agreements as of September 29, 2002.

                                                                       Interest/
($ Amounts in Millions)         Facility             Amount            Discount
Financing Agreement            Commitment          Outstanding           Rate        Maturity Date
--------------------------------------------------------------------------------------------------
8-1/8% Debentures              $    100.0          $   100.0             8.125%       Mar 15, 2005
Senior Note                          23.3               23.3             14.200       Jan 15, 2003
Revolving Credit Facility            59.5               33.0              9.250       Jan 15, 2003
A/R Securitization
  Facility                           60.0               28.5              5.250       Sept 1, 2004


At September 29, 2002, Cone had availability under its financing agreements of $24.8 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by overall facility commitment levels and borrowing base calculations, as defined in the respective agreements. Availability under these agreements averaged in excess of $20 million for the third quarter of 2002. During the first nine months of 2002, Cone generated $30.1 million of cash from operations. Changes in operating assets and liabilities provided $8.3 million of the cash from operations as liquidation of inventories and increase in payables more than offset the increase in accounts receivable. During the first nine months of 2002, Cone invested $3.9 million in capital expenditures and sold $1.3 million of land and other non-essential equipment. Cone expects to spend approximately $8.0 million in 2002 for domestic capital expenditures to maintain its manufacturing facilities and to provide the flexibility and capability necessary to meet market demands. Capital expenditures are expected to be financed by internally generated funds.

On September 29, 2002, Cone's capital structure consisted of $155.2 million of debt (including current maturities) and $91.8 million of stockholders' equity. For comparison, Cone had $180.8 million of debt (including current maturities) and $90.8 million of stockholders' equity at September 30, 2001.

Accounts receivable on September 29, 2002 were $43.3 million, as compared with $44.3 million at September 30, 2001. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 62 days of sales outstanding at September 29, 2002 and 73 days at September 30, 2001. Advances outstanding under the A/R Securitization Facility were $28.5 million at September 29, 2002 and $45.3 million at September 30, 2001.

Inventories on September 29, 2002 were $45.6 million, as compared with $62.1 million at December 30, 2001 reflecting reductions in inventory levels of finished goods, work-in-process, raw materials and supplies and other. In addition, inventory carrying values were lower reflecting lower cotton prices and the reduced cost of operations as the result of the 2001 Reinvention Plan. Finished goods inventories were reduced by $12.6 million from year-end 2001 levels. For comparison purposes, inventories at September 30, 2001 were $64.5 million. The year-over-year reduction in inventories is the result of the liquidation of core inventories, write-downs taken as part of Cone's Reinvention Plan, the exit from the khaki segment and lower cotton and other raw material prices.

Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, by January 2003, Cone must either refinance or replace the Revolving Credit Facility and the Senior Note. If Cone is unable to refinance this debt or is in default, in addition to the amounts owed, Cone will be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of the notice. There is no assurance that Cone will be able to replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. Cone has not yet been able to finance its proposed plant in Altamira, Tamaulipas, Mexico, and its current debt structure will not permit that financing. Cone is in the process of exploring its alternatives related to financing its businesses in both the U.S. and Mexico.

The long-term recapitalization of Cone's balance sheet is expected to result in the extension and modifications of existing debt agreements and the issuance of new debt or equity securities (potentially including securities convertible into common stock) that will provide the funding for its Mexico denim expansion. Cone has made it a priority to implement a long-term recapitalization of its balance sheet; therefore, in the second quarter of 2002, Cone retained Jefferies and Co., as its investment banker to assist in the process. We have had discussions with our existing lenders and potential new sources of debt or equity. At this time, there is no definitive proposal or agreement on the recapitalization of the balance sheet. Cone's goal is to announce the details of a recapitalization plan in 2002 with a completion date in the first quarter of 2003. The company's schedule will require an interim amendment to the Revolving Credit Facility and the Senior Note to extend the January 15, 2003 maturity.

With the significant declines in the equity markets in 2002, the fair value of Cone's pension plan assets has declined so that its accumulated benefit obligations to plan participants exceed the fair value of pension plan assets. If the fair value of pension plan assets does not exceed the accumulated benefit obligations to plan participants at year-end, Cone will recognize an after-tax reduction to stockholders' equity for a minimum pension liability. Based upon pension plan assets at the end of the third quarter, the after-tax reduction to stockholders equity would be approximately $19 million at year-end. The noncash charge will not impact 2002 net income or liquidity; however, the decline in fair value of pension plan assets may reduce future operating results. As a part of the 2001 Reinvention Plan, the salary defined benefit pension plan was frozen.


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

                                                Thirteen          Thirteen        Thirty-Nine      Thirty-Nine
                                              Weeks Ended       Weeks Ended       Weeks Ended      Weeks Ended
(in thousands)                                  9/29/02           9/30/01           9/29/02          9/30/01
                                             ---------------------------------------------------------------------
Income (Loss) from Continuing Operations      $   8,443         $   3,291         $  22,920        $( 17,641 )
Depreciation and Amortization                     4,688             4,888            14,832           15,827
Reinvention Plan - Inventory Charges
   and Facility Consolidation Charges                 -               150                 -            7,289
Restructuring and Impairment Charges                  -               200                 -           19,939
                                             ---------------------------------------------------------------------
EBITDA                                           13,131             8,529            37,752           25,414
50% Parras Cone EBITDA                            2,531             1,043             6,068            4,270
                                             ---------------------------------------------------------------------
Pro Forma EBITDA                              $  15,662         $   9,572         $  43,820        $  29,684
                                             ---------------------------------------------------------------------

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

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of September 29, 2002, no significant litigation existed.

"Safe Harbor" Statement under Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.

         Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report include forward-looking statements. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. Such factors include, without limitation: (i) the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends, (ii) the highly competitive nature of the textile industry and the possible effects of reduced import protection, free-trade initiatives and retaliatory measures in trade disputes, (iii) the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs, (iv) Cone's relationships with Levi Strauss as its major customer including its sourcing practices, (v) Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives, (vi) increases in prevailing interest rates,
         (vii) the effect of financial market performance on Cone's defined benefit pension plan assets, and (viii) the effect on Cone's sales and markets of events such as the events of September 11, 2001. For a further description of these risks see Cone's 2001 Form 10-K, "Item 1. Business -- Competition, --Raw Materials and --Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and
         Financial Condition -- Overview" of the Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 30, 2001.


Item 4.  Controls and Procedures

Based on their evaluation of Cone's disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer and the Chief Financial Officer have concluded that Cone's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cone in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the Chief Executive Officer and Chief Financial Officer determined that Cone's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to Cone's management to allow timely decisions regarding required disclosure.

There were no significant changes in Cone's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                     PART II

Item 1.  Legal Proceedings

From time to time, Cone is a party to various legal claims and actions. Management believes that none of these claims or actions, either individually or in the aggregate, will have a material adverse effect on the financial condition and liquidity of Cone. As a result of Cone's recent operating results, management believes that the effects of any litigation, no matter how small or insignificant, could be considered material to Cone's future results of operations. As of September 29, 2002, no significant litigation existed.


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

Exhibit
  No.                 Description

*10.26.2 2002 Executive Incentive Compensation Plan filed as Exhibit 10.26.2 to Registrant's report on Form 10-K for the year ended December 30, 2001.

10.27.1 Joint Venture Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and Cone Mills Corporation and Zekeriye Konukoglu and Fatih Konukoglu and Oguzhan Gurdogan dated as of June 17, 2002.

10.27.2 Commercial Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002.

10.27.3 Transfer Price Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002.

10.27.4 License Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002.

10.27.5 Administrative Services Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and IsKone Denim Pazarlama A.S. dated as of October 3, 2002.

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

*99.1 Financial Statements of Parras Cone de Mexico, S.A. de C.V., as of and for the year ended December 31, 2001.

*99.2     Certification  Pursuant  to Section 906 of the  Sarbanes-Oxley  Act of
          2002.
--------------------------------------------------------------------------

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


                                       CONE MILLS CORPORATION
                                       ----------------------
                                       (Registrant)




Date:    November 12, 2002             /s/Gary L. Smith
         -----------------             ----------------------
                                       Gary L. Smith
                                       Executive Vice President and
                                       Chief Financial Officer

                                                                       Annex A

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L. Bakane, president and chief executive officer, certify that:

1. I have reviewed this report on Form 10-Q of Cone Mills Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                       /s/ John L. Bakane
                                              Title: Chief Executive Officer

                                                                       Annex A

                       Annual and Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary L. Smith, chief financial officer, certify that:

1. I have reviewed this report on Form 10-Q of Cone Mills Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002                      /s/ Gary L. Smith
                                             Title: Chief Financial Officer

                                                                        Annex B

                       Annual and Quarterly Certifications
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Cone Mills Corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended September 29, 2002 of the Company fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated: November 12, 2002                   /s/ John L. Bakane
                                           Name: John L. Bakane
                                           Title: Chief Executive Officer


Dated: November 12, 2002                   /s/ Gary L. Smith
                                           Name: Gary L. Smith
                                           Title: Chief Financial Officer