Form 10-K
period 2002-12-29
CONE MILLS CORP
filed 2003-03-28
CIK 23304

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 29, 2002

Commission File Number 1-3634

CONE MILLS CORPORATION

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

North Carolina	56-0367025
(STATE OR OTHER JURISDICTION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

804 Green Valley Road, Suite 300, Greensboro, N.C.	27408
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

336-379-6220

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.10 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes      X         No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes               No      X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002, Cone’s most recently completed second fiscal quarter, (based on the closing sale price of $2.68 of the registrant’s voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately: $66,342,467.

Number of shares of common stock outstanding as of March 7, 2003: 25,757,544 shares.

FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information presented, the matters disclosed in the following discussion and analysis and other parts of this report, as well as oral statements made from time to time by representatives of Cone, include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933. These statements represent Cone’s current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as “believe,” “anticipate,” “estimate,” “expect,” “could,” and other similar expressions are to be considered such forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Such factors include, without limitation:

•	the demand for textile products, including Cone’s products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends,

•	the highly competitive nature of the textile industry and the possible effects of reduced import protection, free-trade initiatives and retaliatory measures in trade disputes,

•	the unpredictability of the cost and availability of cotton, Cone’s principal raw material, and other manufacturing costs,

•	Cone’s relationships with Levi Strauss as its major customer including its sourcing practices,

•	Cone’s ability to attract and maintain adequate capital to fund operations and strategic initiatives,

•	increases in prevailing interest rates,

•	Cone’s ability to complete the transactions contemplated by the letter of intent, and

•	the effect on Cone’ sales and markets of events such as the events of September 11, 2001.

For a further description of these risks see “Item 1. Business — Competition, — Raw Materials and   — Customers” and “Item 7. Management’s Discussion and Analysis of Results of Operations and Financial Condition — Overview” contained in this Form 10-K. Other risks and uncertainties may be described from time to time in Cone’s other reports and filings with the Securities and Exchange Commission.

PART I

Founded in 1891 Cone Mills Corporation (“Cone”), incorporated and headquartered in North Carolina, operates in three principal business segments: (1) Denim, (2) Commission Finishing and (3) Decorative Fabrics. Cone believes it is the world’s largest producer of denim fabrics, one of the largest commission printers and finishers of home furnishings in North America and a major producer of decorative wide jacquard fabrics in the United States. Cone competes domestically and internationally on the basis of styling and product development, management experience, versatility and size of manufacturing facilities, competitive prices and the Cone name and reputation.

Cone is engaged in denim production in Mexico through Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), a joint venture facility with Compañia Industrial de Parras, S.A. de C.V. (“CIPSA”). This facility, Parras Cone, has been producing basic denims and yarn since late 1995. Under a marketing agreement with CIPSA, Cone markets and distributes 100% of the denim production of Parras Cone. Parras Cone’s production capacity was expanded by approximately 9% in 2002 with internally generated funds. The joint venture partners have agreed to an additional 25% expansion. The additional expansion would be financed by internally generated cash flow and debt of Parras Cone. The debt would be nonrecourse to the joint venture partners. Debt financing for the expansion has not been obtained and there can be no assurance that such financing will be available on acceptable terms and conditions.

Cone’s stated strategy has been to grow its denim business by expanding its production capacity in Mexico. Cone has jointly developed the industrial infrastructure to support a denim facility on our site in Altamira, Tamaulipas, Mexico. We believe that the initial denim facility can be completed for a capital investment of less than $70 million. The capital cost for such a facility may be reduced by configuration decisions and the availability of used equipment. As an alternative to building a denim plant on its site in Altamira, Cone is also exploring other opportunities to expand or acquire low-cost denim manufacturing capabilities. The funds required for the Mexico denim expansion will require debt or equity financing and certain modifications to current debt agreements.

On January 16, 2003, Cone entered into a letter of intent with WLR Recovery Fund II, L.P. (“WLR”), a fund managed by W.L. Ross and Company, in which WLR would purchase up to $27 million of convertible notes to support a recapitalization of Cone’s balance sheet. The convertible notes would first be offered to common stockholders. Proceeds realized from the issuance of the convertible notes and modifications of existing lending agreements as part of the recapitalization plan along with anticipated lease financing is expected to provide the funds necessary for Cone to execute its Mexican expansion strategy. The recapitalization plan is subject to a number of contingencies and conditions. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition.

During 2002, Cone completed the formation of a joint venture in Turkey with Isko, a Turkish denim company. Cone and Isko established a joint venture company, IsKone, (owned 51% by Cone) to sell denim fabrics to Levi Strauss Europe for Levi’s® jeans. The denim fabrics will be marketed by Cone to Levi Strauss Europe and produced by Isko. The joint venture with Isko was formed to provide denim fabrics for Levi’s® 501® jeans in Europe on a tariff friendly basis. The joint venture company, IsKone, began regular commercial operations in the first quarter of 2003.

Cone’s strategy in its home furnishings businesses, Carlisle Finishing and Cone Jacquards, is to concentrate on product development, customer service and quick response to support the fashion focused home furnishings business.

Cone’s stated strategy is to compete only in businesses in which it believes it is a leader and that are competitive in its primary markets. As a part of the process of strategically focusing on these criteria, over the past three years Cone has implemented several reorganization and downsizing initiatives, which resulted in the closing of three manufacturing facilities and in the elimination of over 2,900 jobs.

Business Segments

Information concerning operating segments for Cone’s 2002, 2001 and 2000 fiscal years are incorporated by reference to Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, Long-Term Strategic Initiatives, and Notes 18 and 22 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Denim

The denim segment represents Cone’s largest segment. We believe that Cone is the world’s largest producer of denim. The vision for Cone Denim is to grow into the most respected provider of denims and associated services to all of our targeted customers. Our preeminence in the Americas will be based upon our constantly broadening expertise creating unmatched value for our customers in the jeanswear production, merchandising and retailing communities.

Cone’s denim fabrics are used primarily in denim bottoms, such as jeans, pants or shorts. Our denim fabrics are primarily designed for customers whose garments are targeted for the middle and upper-middle markets, where styling and quality are important factors. Our customers have traditionally distributed these garments through specialty stores, department stores and national chains.

Cone identifies its denim as “value-added” and “basic.” Sales of value-added denims accounted for approximately two-thirds of Cone’s total denim sales in both 2002 and 2001. Cone places an emphasis on new product development working with our customers to design 150 to 200 new styles of denim each year. Fabric construction, yarn variations, including raw material components, fabric finishes and physical appearance after garment finishing are some of the elements of new product development. Our product development specialists generally work in collaboration with our customers to assure that the fabrics have the proper aesthetics and can be managed efficiently. This collaborative process to product development allows Cone to quickly identify rapidly changing needs.

Cone also sells high-quality basic denim, primarily produced at Parras Cone. These denims are targeted for brand name jeanswear customers where quality and service are important factors. These branded jeans are distributed through the mass-market distribution channel as well as the channels of distribution for Cone’s value-added products. The mass-market channel is the largest and fastest growing retail channel in the United States for denim jeans.

Cone’s largest denim customer is Levi Strauss. Other customers include Gap Inc. (The Gap, Old Navy and Banana Republic), V.F. Corporation (Wrangler, Lee, and others), American Eagle Outfitters, Calvin Klein, the Limited brands (Express, Structure and Victoria’s Secret), Abercrombie & Fitch, Polo Ralph Lauren and JC Penney (Arizona).

Manufacturing.    Cone’s denim facilities are modern and flexible and encompass substantially all manufacturing processes necessary to convert raw fiber or yarn into finished fabrics. Cone’s U.S. dyeing and finishing facilities include a wide range of technologies, with seven indigo long-chain dyeing machines, beam dyeing, continuous overdye machinery and raw cotton dyeing equipment. All of Cone’s U.S. denim weaving facilities were re-loomed in the late 1990s. In order to reduce operating costs and conserve capital that would have been required for equipment modernization, Cone has been outsourcing a significant portion of its yarn production since early 1999. Additionally, in 2001 Cone reconfigured its U.S. denim operations, which reduced costs and U.S. manufacturing capacity.

In addition to its U.S. facilities, Cone has a 50% equity interest in Parras Cone, a low-cost producer of high-quality basic denims located in Mexico. Under a marketing agreement with its partner, Cone markets and distributes 100% of the fabric production of Parras Cone. In 2002, the productive capacity of Parras Cone was expanded by approximately 9%. The joint venture partners plan to expand the productive capacity of Parras Cone by an additional 25% in the future. This expansion will make Parras Cone even more efficient and allow expanded relationships with key customers.

Denim product and process development is supported by manufacturing development groups, which have specialists located in each facility. These groups work with Cone’s product development specialists and its customers’ designers to produce new products for the marketplace. Cone uses on-line computer-aided design systems to increase styling effectiveness.

Competition.    The denim business is highly competitive. Primary competitive factors include price, product styling and differentiation, customer service, quality and flexibility, with the significance of each factor dependent upon the particular needs of the customer and the product involved.

No single company dominates the United States denim industry. Imports of foreign-made apparel products are a significant source of competition for most sectors of the domestic textile industry. Domestic and foreign competitors range from large integrated enterprises to small niche companies. Competition is in the form of both domestic and foreign piece goods and imported apparel garments from Mexico, Asia and other areas. The migration of garment manufacturing facilities to Mexico and Caribbean countries, the continued growth of finished garment imports from Asia, the strength of the U.S. dollar vis-à-vis Asian currencies and the proliferation of newly styled fabrics competing for fashion acceptance have been factors affecting Cone’s business environment. Cone believes that the financial instability of certain of its domestic competitors is enhancing Cone’s image as an industry leader. Cone’s competitiveness with producers from other countries is influenced by tariffs, transportation costs, the efficiency of the North American supply chain in delivering garments to retailers, the relative value of the U.S. dollar and any foreign subsidies. Any failure of Cone or its supply chain to compete effectively in this environment or to keep pace with changing markets could have a material adverse effect on Cone’s results of operations and financial position.

In recent years, as a result of the competitiveness of the apparel business and the importance of low wage costs for garment producers, Cone has explored a number of international initiatives. Its objectives for expansion into Mexico include seeking access to the Mexican distribution system to sell Cone’s products, as well as access to lower cost cut-and-sew facilities in order to increase market share with private label customers and large branded customers migrating to Mexico. Cone is also seeking to gain production cost advantages while benefiting from its technological expertise. In recent years, jeans producers have migrated much of their garment production sourcing from the United States to Mexico, Central America and the Caribbean. For jeans producers located in Mexico, Cone has benefited from Parras Cone’s cost structure and location, as well as Cone’s U.S. marketing and support infrastructure. Cone’s domestic facilities have benefited from the increase in jeans production in Mexico, Central America and the Caribbean as countries in these regions, with their lower wage rates and favorable trade access to the United States, have maintained competitiveness with garments produced in Asia.

Growth of imported denim bottoms has been rising since the beginning of 1998 with most of the growth coming from Mexico. On an aggregated basis, imports of denim jeans (including denim jeans, shorts and pants) and fabric grew at a rate of approximately 16% in 2002. Mexico and countries under the Caribbean Basin Initiative trade agreement accounted for approximately 60% of the imported denim jeans and fabric into the United States in 2002. The Far East, at approximately 24% of total denim jeans and fabric imports, is another important player. For 2002, the Far East accounted for approximately 40% of the increase in imports of denim jeans and fabric while Mexico and CBI region countries were responsible for approximately 30% of the growth.

Seasonality.    Demand for Cone’s denim and the level of Cone’s sales have become more seasonal in recent years as its customers have come to rely more upon contract sewing and have sought to compress the supply cycle. The strongest part of our denim sales cycle is from March through November as our customers target goods to be sold at retail for the spring, back-to-school and holiday seasons. Cone’s sales are typically four to six months in advance of the retail sale of the denim garment.

Marketing and Sales.    Cone’s marketing focus is the development of strategic relationships with key players in the U.S. Jeanswear supply chain. Styles of Cone’s denim fabrics vary in color, finish, weight and construction, depending upon fashion trends and the needs of the specific customer. Cone’s product development specialists monitor fashion trends throughout the U.S., Europe, Far East and South America, attend fashion and trade shows, meet with garment manufacturers and retailers and conduct market research.

The denim marketing group is headquartered in Greensboro, North Carolina with sales offices in New York, San Francisco, Los Angeles, Dallas and Brussels to provide a more direct working relationship with the customer. In addition, Cone has sales agents in Europe and Asia. The marketing group maintains support services in trade financing, traffic and transportation in order to support an international presence.

Cone’s denim exports were approximately $171 million, $174 million, and $185 million in 2002, 2001 and 2000, respectively.

Raw Materials.    Cotton is the primary raw material for Cone’s fabric manufacturing operations, its purchased yarn and greige goods (fabrics that have not been dyed or finished). United States agricultural programs affect the cost and supply of cotton in the U.S., and the policies of foreign governments have an effect on worldwide prices and supplies as well. The U.S. Department of Agriculture provides several programs to keep the effective price to cotton purchasers competitive with world levels while protecting the grower. Step 2 of the Federal Agriculture Improvement and Reform Act provided a formula for payments to users of domestically produced cotton when domestic cotton prices exceeded adjusted world prices for a period of time. Funds for these payments were depleted in December 1998. The Step 2 program received additional funding in October 1999. Cone received Step 2 equalization payments during 2002 and 2001. Cone will be eligible for equalization payments in 2003. Although management believes that U.S. companies will continue to be able to acquire adequate cotton supplies at prices competitive with offshore manufacturers, there can be no assurance that these results will always occur. To the extent that effective U.S. cotton prices exceed world prices, Cone’s competitiveness may be materially adversely affected, as Cone cannot always fully pass increased cotton costs on to its customers. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, contained in this Form 10-K annual report.

Since cotton is an agricultural product, its supply and quality are subject to the forces of nature. Although Cone has always been able to acquire sufficient supplies of cotton for its operations in the past, any shortage in the cotton supply by reason of weather, disease or other factors could materially adversely affect Cone’s operations. See Item 7, Management’s Discussion and Analysis of Results of Operations and Financial Condition, contained in this Form 10-K annual report.

Cone has an established cotton purchasing program, administered in conformity with policies approved by its Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and options contracts. Management believes that its cotton purchasing program has resulted in lower overall cotton prices than if cotton were purchased solely on a spot market basis or by solely matching cotton purchases with product sales. Since prices for forward purchase contracts are sometimes fixed in advance of shipment, Cone may benefit from its fixed-price purchases of cotton if prices thereafter rise, or fail to benefit if prices subsequently fall. There can be no assurance the forward purchase contracts and hedging transactions will not result in higher cotton costs to Cone or will protect Cone from price fluctuations.

Cone also purchases yarn, greige goods and dyes and chemicals. Based on Cone’s strategy to limit its investment in yarn manufacturing in the future, it has formed alliances and, in some cases, entered into supply contracts with yarn manufacturers to help ensure adequate supplies at competitive prices. Pursuant to its decision to outsource an increased portion of its yarn manufacturing, Cone entered into a supply agreement with Parkdale America, LLC, during 1999, which expires in 2007. Additional yarn and other materials used by Cone have normally been available in adequate supplies through a number of suppliers.

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

Markets served by the Carlisle plant are home decorative, specialty apparel and craft fabrics, and plain shade apparel. Cone believes that Carlisle is one of the largest commission printers of home decorative fabrics in the U.S. Key customers in this segment are the Waverly Division of F. Schumacher, P. Kaufmann, Inc. and Covington Fabrics. Key markets for specialty printed products are associated with over-the-counter craft and home sewing, camouflage fabrics for the hunting trade and military apparel, and baby products. Key customers for this segment include Springs Industries and Schott International.

Consumer fashion preference heavily influences the market direction of each of these product groups. Contributing factors to fashion include coloration, texture, and design appeal. In recent years, home furnishings print demand has been affected adversely by alternative products, such as yarn-dyed jacquard fabrics and leather products.

In 1999, Cone restructured the Carlisle operation to reduce cost, improve quality and more aggressively position itself in the market place. These efforts have been successful in returning the operation to profitability. Market competitive forces resulted in the closing of several competitors in 2000, including Carlisle’s largest home decorative competitor. These closings significantly reduced the available number of domestic printers, which Cone believes have benefited Carlisle Finishing.

Raytex Finishing.    In December 2000, Cone announced its intent to cease operations at the Raytex wide print plant and exit those markets. The closing of the Raytex plant was completed in the first quarter of 2001. The first quarter 2001 results were affected negatively by operating inefficiencies associated with closing the Raytex plant.

Decorative Fabrics

The decorative fabrics segment consists of the Cone Jacquards operation. Cone Jacquards focuses on the design, styling and manufacturing of jacquard products primarily for the furniture, top-of-the-bed, outdoor and jobber markets. Customers work side-by-side with Cone professionals on CAD/CAM machines to design and revise fabric specifications, which are then sent electronically to the weaving machines for production.

The manufacturing facility, built in 1995, is a state-of-the-art weaving platform with a mix of wide and narrow weaving equipment. Yarn is procured from multiple sources. Woven fabric, if necessary, is finished at outside finishers. Cone Jacquard’s manufacturing configuration gives it a high degree of flexibility to match production with customer demand.

Fabrics are produced for furniture manufacturers, distributors, specialty product manufacturers, jobbers and retailers. Cone Jacquard fabrics are marketed domestically and internationally, primarily through dedicated sales agents.

In the third quarter of 2001, Cone sold substantially all of the assets, with the exception of outstanding accounts receivable, of the John Wolf converted fabrics business, a component of its decorative fabrics segment, to an unrelated third party and exited the decorative fabrics converting business.

Competition.    The decorative fabrics business is highly competitive and Cone Jacquards competes primarily on the basis of product styling, quality, sales initiative and service. Cone Jacquards competes with a large number of domestic and foreign suppliers.

Seasonality.    Demand for Cone’s jacquards fabrics and the level of Cone’s sales fluctuate moderately during the year with January being a seasonally slow period.

Other Segment

The “Other” segment consists of miscellaneous ancillary operations.

Trade

The North American Free Trade Agreement (“NAFTA”) created a free-trade zone among Canada, Mexico and the U.S., and phased out all trade restrictions and tariffs on textiles and apparel that meet certain origin criteria among the three countries. NAFTA has been responsible in part for Mexico competing with China as the largest exporter of apparel to the U.S. NAFTA and the Caribbean Basin Initiative program, through favored quota and tariff treatment, have accelerated the shift in production of garments to sources in the western hemisphere, indirectly benefiting U.S. textile producers and Cone. Cone’s Mexican joint venture, Parras Cone, benefits from its access to U.S. markets and has benefited from NAFTA.

The Trade and Development Act of 2000 granted trade benefits to the countries in the Caribbean for certain textile and apparel products. This trade legislation established the Caribbean Basin Initiative (“CBI”) program to allow these countries to cut and sew garments made of United States woven fabric on a duty-free basis. The provisions of the legislation affecting the countries in the Caribbean have resulted in increased shipments of Cone fabric to the area for garment production. This legislation also increased the trade benefits available to the countries in Sub-Saharan Africa for certain apparel products shipped to the U.S. market. The provisions of this legislation benefiting Sub-Saharan Africa nations have led to increased imports from the region. At this time the ultimate impact of the legislation on the U.S. textile and apparel industry and Cone is impossible to predict.

The impact of multilateral agreements intended to liberalize global trade could also significantly affect U.S. textile producers and Cone. The World Trade Organization (“WTO”) is overseeing the phase-out of textile and apparel quotas over a 10-year period through 2004. Tariffs on textile/apparel products are being reduced (but not eliminated) over the same 10-year period. In addition, China’s admission to the WTO will have a significant impact on global textile and apparel trade. By gaining admission to the WTO, China is able to take advantage of the elimination of quota limitations into the U.S. market, and there could be a negative impact on the North American textile industry, including Cone.

The Bush Administration has recently unveiled a proposal to eliminate worldwide tariffs for manufactured goods by 2015. The European Union has also proposed significant reductions in tariffs. These proposals could lead to further reductions in worldwide tariffs. The U.S. government has also engaged in discussions with a number of countries or trade blocs with the intent of further liberalizing trade. “Fast track” authority granted by Congress in 2002 makes new agreements even more likely, as evidenced by recent proposals related to a Free Trade Area of the Americas with the goal of essentially expanding NAFTA to all countries in the western hemisphere, with the exception of Cuba, by January 2005.

In response, Cone continues to focus its operations on the production of fabrics that are less vulnerable to import penetration. Management believes the location of Cone’s U.S. manufacturing facilities in partnership with Mexican and Caribbean garment production, its 50% interest in the Parras Cone plant in Mexico, and its emphasis on shortening production and delivery times allow Cone to respond more quickly than foreign producers to changing fashion trends and to its domestic customers’ demands for precise production schedules and rapid delivery. Cone has invested in technological and process improvements to meet demand for quality and styling.

In instances where Cone finds its products noncompetitive with imports, Cone is pursuing initiatives either to manufacture or source products internationally or to exit the product line.

Trademarks, Copyrights and Patents

Cone owns several registered trademarks containing the “Cone” name and various designs. In addition, Cone holds various other trademarks, trade names, copyrights and patents used in connection with its business and products, both domestically and internationally. Cone believes that the name recognition of Cone and its reputation for quality, service and product development have value in both domestic and international markets.

Customers

Cone has one customer, Levi Strauss, which accounts for more than 10% of net sales. Sales to this customer accounted for approximately 34%, 37% and 38% of net sales in 2002, 2001 and 2000, respectively. The loss of Levi as a customer, or a significant reduction in its purchases from Cone, would have a material adverse effect on Cone’s financial position and results of operations.

Levi has been a customer of Cone since 1915 and a close, cooperative supplier/customer relationship has evolved through the development of Cone’s proprietary fabrics for use in Levi’s 501® family of jeans. In addition to supplying fabrics for Levi’s 501® family of jeans, Cone sells other denim fabrics to Levi. Because Cone is Levi’s major denim supplier, Levi initiated discussions with Cone in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, in which the parties agreed that Levi would use only Cone’s proprietary denim fabrics in manufacturing Levi’s 501® family of jeans and that Cone would supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone would continue to be subject to customary negotiations between the parties.

On May 13, 2002, Cone and Levi amended the exclusivity and requirements features of their Supply Agreement relating to the denim used worldwide in Levi Strauss’ 501® jeans. The amendment provides that, after March 30, 2003, Cone may sell these denims to customers in addition to Levi, and Levi may purchase these denims from other suppliers. The amendment also allows Levi to purchase these denims for its European business from non-U.S. sources prior to March 30, 2003, if the European Union implements material tariffs against U.S. produced denim prior to this date. While denim was initially included in the European Union’s list of products for a 30% retaliatory tariff in response to U.S. steel tariffs, it has subsequently been removed from the list. The amendment does not change any other provisions of the Supply Agreement.

A variety of factors, including the inclusion of denim in the initial list of products to be subject to retaliatory tariffs, caused the companies to re-examine the exclusivity relationship. The amendment gives Levi the ability to source denim for its 501® jeans business in Europe on a more tariff-friendly basis. More broadly, the amendment is consistent with the desire of both companies to manage risks associated with single supplier and single customer relationships on a key product, and reflects changing worldwide trade patterns.

The amendment does not affect Cone’s supply of other products to Levi or its overall close working relationship with Levi in developing new and innovative products. Cone anticipates that orders from Levi for the balance of 2003 and the timing for the end of the contractual exclusivity on fabric supplies for 501® jeans will provide Cone with the time and opportunity to continue to supply a large percentage of the denim for Levi’s 501® jeans in Europe after March 30, 2003. Given the long-term relationship between the parties and Cone’s expectations for Levi orders in 2003, Cone believes that, if it is able to successfully complete a recapitalization including obtaining funding for expansion in Mexico, it will be able to meet successfully changes in sourcing practices for Levi and its other customers in the U.S. and European markets. However, there is no assurance that Cone will be able to compete effectively through the proposed joint venture relationship in Turkey or finance and construct a low-cost denim manufacturing facility in Mexico to supply these or other denims, and the amendment to the Supply Agreement may have a material adverse impact upon Cone’s financial position and results of operations.

Backlog

Cone’s order backlog was approximately $57 million at January 26, 2003, as compared to approximately $68 million at January 27, 2002. Denim accounted for 96% of the order backlog at January 26, 2003. The decrease in Cone’s order backlog is attributable to changes in economic conditions and the shortening of product delivery schedules demanded by Cone’s customers.

Physical deliveries for accepted fabric orders in the apparel industry vary in that some products are ordered for immediate delivery only, while others are ordered for delivery several months in the future. In addition, Cone has an ongoing proprietary program for which orders are issued only for nearby delivery. Therefore, orders on hand are not necessarily indicative of total future revenues. It is expected that substantially all of the orders outstanding at January 26, 2003, will be filled within the first four months of 2003.

Research and Development

Cone’s research and development activities are directed primarily toward improving the quality, styling and performance of its apparel fabrics and other products and services. Cone also is engaged in the development of computer-aided design and manufacturing systems and other methods of improving the interaction between Cone’s stylists and its customers. These activities are conducted at various facilities, and expenses related to these activities are an immaterial portion of Cone’s overall operating costs.

Governmental Regulation

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment are continually changing; therefore, it is difficult to gauge the total future impact of such regulations on Cone. However, existing government regulations are not expected to have a material effect on Cone’s financial position, operating results or planned capital expenditures.

Employees

At January 31, 2003, Cone employed approximately 3,200 persons, of whom approximately 525 were salaried and approximately 2,675 were hourly employees. Of such hourly employees, approximately 880 are represented by collective bargaining units. Based upon its records relating to the withholding of union dues from employee compensation, Cone believes that approximately 400 of its employees are dues-paying union members of the same local union, which is subject to contract negotiations every three years including wage negotiations. Cone has not suffered any major disruptions in its operations from strikes or similar events for more than a decade and considers its relationship with its employees to be satisfactory.

Item 2. PROPERTY

As of March 2003, Cone’s U.S. manufacturing facilities consist of five plants, four located in North Carolina and one in South Carolina. The denim segment consists of three plants and a distribution center, and each of the commission finishing and the decorative fabrics segments consist of one plant. Internationally, Cone has a 50% interest in a denim manufacturing facility in Parras, Mexico and a 50% interest in an industrial park and water treatment facility in Altamira, Tamaulipas, Mexico.

All such facilities are maintained in good condition and are both adequate and suitable for their respective purposes. Cone’s manufacturing facilities are substantially utilized except for those portions of the facilities formerly used for yarn manufacturing.

All U.S. manufacturing facilities are pledged as security for Cone’s indebtedness under its debt agreements. The Parras Cone denim facility serves as collateral for a portion of the debt of the joint venture company.

Cone leases its executive and administrative offices, located in Greensboro, North Carolina, and other offices, located in various U.S. cities and Brussels, from unrelated third parties.

Over the past three years, Cone has closed its Florence denim plant, located in Forest City, North Carolina, its Raytex plant, located in Marion, South Carolina, and its Salisbury, North Carolina plant. All three facilities are classified as available for sale.

Item 3. LEGAL PROCEEDINGS

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of Cone. As of December 29, 2002, no significant litigation existed.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 4A. Executive Officers Of The Registrant

Name	Age	Position with the Company
John L. Bakane	52	Director, President and Chief Executive Officer
Gary L. Smith	44	Executive Vice President and Chief Financial Officer
Thomas E. McKenna	44	Executive Vice President, Denim Merchandising and Marketing
Michael J. Whisenant	58	Executive Vice President, Denim Operations
Neil W. Koonce	55	Vice President, General Counsel and Secretary
Michael K. Horrigan (1)	48	Vice President, Human Resources
Terry L. Weatherford (1)	60	Vice President, Human Resources
Marvin A. Woolen, Jr.	62	Vice President, Cotton Purchasing
Samir M. Gabriel	45	Controller
W. Scott Wenhold	38	Treasurer

(1)	Michael K. Horrigan resigned as Vice President, Human Resources effective February 28, 2003; effective March 1, 2003, Terry L. Weatherford was elected Vice President, Human Resources.

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

Thomas E. McKenna was employed by Cone in 1981. He worked in Cone’s San Francisco, Brussels, and Singapore sales offices prior to being named Vice President, National Sales and Merchandising in June 1997. He was named Senior Vice President, Sales and Marketing in March 1999 and Executive Vice President, Denim Merchandising and Marketing in May 2001.

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

Neil W. Koonce was employed by Cone in 1974. He has been General Counsel since 1987, Vice President since 1989, and Secretary since February 1999.

Michael K. Horrigan was employed by Cone in March 1999 as Vice President, Human Resources. He served as Vice President of Human Resources for the sales and marketing and bed fashions groups at Springs Industries from February 1997 to March 1999. Before joining Springs, he was employed by Sara Lee branded apparel businesses for eight years, including five years as Vice President of Human Resources for Champion Products. For ten years prior to that he worked in human resources for General Electric. On February 28, 2003, he resigned his position as Vice President, Human Resources.

Terry L. Weatherford was employed by Cone and elected Assistant Secretary in May 1993. He was elected Secretary in December 1993 and served in that capacity until February 1999. In 1995 he also was elected Vice President. From 1999 to March 1, 2003, he served as Assistant Vice President of Human Resources Shared Services. Effective March 1, 2003, he was elected Vice President, Human Resources.

Marvin A. Woolen, Jr. was employed by Cone in July 1995 as Director of Cotton Purchasing. He was elected Vice President in 1997. He has been in the cotton sales, merchandising, purchasing, classing and shipping business since 1971. From 1988 to 1995 he was President of Rollins Company, a cotton shipping firm.

Samir M. Gabriel was employed by Cone in 1988. He has held a variety of positions in Cone’s Finance Department including Manager of Accounting from March 1994 to May 1999, Director of Accounting from June 1999 to May 2000, and Director of Cost Accounting from June 2000 to April 2001. He was appointed Controller in May 2001.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDERS MATTERS

Cone’s Common Stock has traded on the New York Stock Exchange under the ticker symbol “COE” since June 18, 1992, the date of its public offering. The number of holders of record of Cone’s Common Stock as of January 31, 2003, was 286.

Information required by this Item on the sales prices and dividends of the Common Stock of Cone are incorporated by reference to Note 24 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,966,000	$5.21	1,601,500
Equity compensation plans not approved by security holders	—	—	—

Total	1,966,000	$5.21	1,601,500

Item 6. SELECTED FINANCIAL DATA

HISTORICAL FINANCIAL REVIEW

	2002	2001	2000	1999	1998 (1)
	(in millions, except per share data and number of employees)
Summary of Operations
Net Sales	$445.6	$449.9	$552.6	$548.9	$660.9
Cost of Goods Sold	382.4	409.5	488.5	498.8	596.8

Gross Profit	63.2	40.4	64.1	50.1	64.1
Selling and Administrative	32.5	35.8	38.4	39.1	50.7
Restructuring and Impairment of Assets	—	19.9	38.5	16.0	17.1

Income (Loss) from Operations	30.7	(15.3)	(12.8)	(5.0)	(3.7)
Other Expense — Net	17.4	20.1	22.2	13.9	12.1

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of Unconsolidated Affiliates	13.3	(35.4)	(35.0)	(18.9)	(15.8)
Income Tax Expense (Benefit)	4.4	(12.1)	(12.0)	(6.6)	(6.3)

Income (Loss) from Continuing Operations Before Equity in Earnings of Unconsolidated Affiliates	8.9	(23.3)	(23.0)	(12.3)	(9.5)
Equity in Earnings of Unconsolidated Affiliates	2.5	0.2	2.7	1.7	5.2

Income (Loss) from Continuing Operations	11.4	(23.1)	(20.3)	(10.6)	(4.3)
Loss from Discontinued Operations	—	(13.4)	(5.0)	(7.5)	(2.4)
Cumulative Effect of Accounting Change (2)	—	—	—	(1.0)	—

Net Income (Loss)	$11.4	$(36.5)	$(25.3)	$(19.1)	$(6.7)

Income (Loss) Available to Common Stockholders
Income (Loss) from Continuing Operations	$11.4	$(23.1)	$(20.3)	$(10.6)	$(4.3)
Preferred Dividends	(4.2)	(4.2)	(3.8)	(3.0)	(2.9)

Income (Loss) from Continuing Operations	7.2	(27.3)	(24.1)	(13.6)	(7.2)
Loss from Discontinued Operations	—	(13.4)	(5.0)	(7.5)	(2.4)
Cumulative Effect of Accounting Change (2)	—	—	—	(1.0)	—

Net Income (Loss)	$7.2	$(40.7)	$(29.1)	$(22.1)	$(9.6)

Per Share of Common Stock — Basic and Diluted
Income (Loss) from Continuing Operations	$0.28	$(1.07)	$(0.94)	$(0.53)	$(0.28)
Loss from Discontinued Operations	—	(0.52)	(0.20)	(0.30)	(0.09)
Cumulative Effect of Accounting Change (2)	—	—	—	(0.04)	—

	$0.28	$(1.59)	$(1.14)	$(0.87)	$(0.37)

Balance Sheet Data (at period end)
Total Assets	$318.3	$334.4	$423.2	$472.8	$488.5
Long-Term Debt, Including Current Maturities	145.2	173.7	182.1	198.8	172.1
Stockholders’ Equity	93.5	86.6	126.4	157.5	181.9
Long-Term Debt, Including Current Maturities, as a Percent of Stockholders' Equity and Long-Term Debt	61%	67%	59%	56%	49%
Shares Outstanding	25.8	25.7	25.5	25.5	25.4
Other Data
Number of Employees at Period End	3,200	3,300	4,300	4,300	6,200
Capital Expenditures	$8.0	$7.1	$10.0	$13.2	$32.8
Investments in and Advances to Unconsolidated Affiliates	—	1.0	6.7	0.7	3.5
Common Stock Dividend Paid (3)	—	—	—	—	—

(1)	Fiscal 1998 represents a 53 week period.
(2)	In accordance with Statement of Position 98-5, “Reporting the Costs of Start-up Activities”, Cone recognized a charge of $1.0 million in 1999, Cone’s 50% portion of Parras Cone’s unamortized start-up costs, as a cumulative effect of an accounting change, net of income tax benefit.
(3)	Financing agreements of Cone prohibit Cone from paying dividends on its Common Stock.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF

OPERATIONS AND FINANCIAL CONDITION

Overview

For the fiscal year 2002, Cone had net sales from continuing operations of $445.6 million as compared with $449.9 million in 2001. The decline in sales is primarily attributable to lower sales in the commission finishing and jacquard segments as both units experienced reduced volume in 2002, as compared with 2001. Denim sales revenue increased in 2002, as a 10% increase in sales volume offset lower sales prices.

We reported our first profitable year since 1994 with net income of $11.4 million or $0.28 per share after preferred dividends. The improvement in operating results was the result of many factors including savings from significant workforce reductions, facility consolidations and cost savings initiatives in 2001 (“2001 Reinvention Plan”) and ongoing profit improvement initiatives in 2002, excellent manufacturing performance as measured against historical internal benchmarks, higher capacity utilization levels of our denim facilities and lower cotton costs. These savings were partially offset by lower denim sales prices, lower sales volume in the commission finishing and jacquards segments and costs associated with redirecting the jacquards business unit.

We believe that one of the most significant factors that can affect operating margins is the overall price of cotton and our cotton costs versus those of our domestic and international competitors. Prices for cotton on the global cotton market, our competitors’ fixed cotton positions and denim supply and demand determine how quickly we must pass on to our customers benefits from lower cotton prices or conversely how quickly we can reflect the increased cost of cotton in our sales prices. In 2002, a significant portion of cotton cost savings were passed along to our customers in the form of lower denim sales prices. We believe that our cotton purchase commitments are at competitive levels for 2003. However, futures prices for cotton have increased significantly in recent months and could adversely affect future results of operations if we are unable to increase denim sales prices. Whether cotton prices are lower or higher long term will depend upon global supply and demand for cotton and the level of equalization payments received under the U.S. government cotton program.

Other significant factors that influence Cone’s operating results and financial condition include general business cycles, consumer fashion preferences, changes in demand for print fabrics, international trade policies and agreements, customer sourcing practices, the relative strength of the U.S. dollar and access to the capital markets at competitive rates.

Long-Term Strategic Initiatives

The textile business is an extremely competitive business on a global basis. Apparel and textile imports into the U.S. continued to grow at double-digit rates in 2002 with the bulk of the growth coming from the Far East. In 2002, on an aggregated basis NAFTA and CBI countries provided approximately 60% of the denim jeans and fabric imports into the U.S. In recent years and since the Asian currency crisis in 1997 many Asian countries, including China, have artificially pegged their currencies to the U.S. dollar, which has helped to keep their goods cheaper thereby boosting their exports. This currency effect, the general global oversupply of apparel and textiles, U.S. retail consolidation and the slowing in consumer spending have resulted in volume and deflationary pricing pressures throughout the apparel and home furnishings markets. These competitive conditions are expected to continue.

Levi has been a customer of Cone since 1915 and a close, cooperative supplier/customer relationship has evolved through the development of Cone’s proprietary fabrics for use in Levi’s 501® family of jeans. In addition to supplying fabrics for Levi’s 501® family of jeans, Cone sells other denim fabrics to Levi. Because Cone is Levi’s major denim supplier, Levi initiated discussions with Cone in 1989 concerning ways to assure the continuity of this relationship. As a result of these discussions, Cone and Levi entered into an exclusive Supply Agreement as of March 30, 1992, in which the parties agreed that Levi would use only Cone’s proprietary denim fabrics in manufacturing Levi’s 501® family of jeans and that Cone would supply such fabrics solely to Levi. The volume of purchases by Levi and the prices charged by Cone would continue to be subject to customary negotiations between the parties.

On May 13, 2002, Cone and Levi amended the exclusivity and requirements features of their Supply Agreement relating to the denim used worldwide in Levi Strauss’ 501® jeans. The amendment provides that, after March 30, 2003, Cone may sell these denims to customers in addition to Levi, and Levi may purchase these denims from other suppliers. The amendment also allows Levi to purchase these denims for its European business from non-U.S. sources prior to March 30, 2003, if the European Union implements material tariffs against U.S. produced denim prior to this date. While denim was initially included in the European Union’s list of products for a 30% retaliatory tariff in response to U.S. steel tariffs, it has subsequently been removed from the list. The amendment does not change any other provisions of the Supply Agreement.

A variety of factors, including the inclusion of denim in the initial list of products to be subject to retaliatory tariffs, caused the companies to re-examine the exclusivity relationship. The amendment gives Levi the ability to source denim for its 501® jeans business in Europe on a more tariff-friendly basis. More broadly, the amendment is consistent with the desire of both companies to manage risks associated with single supplier and single customer relationships on a key product, and reflects changing worldwide trade patterns.

The amendment does not affect Cone’s supply of other products to Levi or its overall close working relationship with Levi in developing new and innovative products. Cone anticipates that orders from Levi for the balance of 2003 and the timing for the end of the contractual exclusivity on fabric supplies for 501® jeans will provide Cone with the time and opportunity to continue to supply a large percentage of the denim for Levi’s 501® jeans in Europe after March 30, 2003. Given the long-term relationship between the parties and Cone’s expectations for Levi orders in 2003, Cone believes that, if it is able to successfully complete a recapitalization including obtaining funding for expansion in Mexico, it will be able to meet successfully changes in sourcing practices for Levi and its other customers in the U.S. and European markets. However, there is no assurance that Cone will be able to compete effectively through the proposed joint venture relationship in Turkey or finance and construct a low-cost denim manufacturing facility in Mexico to supply these or other denims, and the amendment to the Supply Agreement may have a material adverse impact upon Cone’s financial position and results of operations.

During 2002, Cone completed the formation of a joint venture in Turkey with Isko, a Turkish denim company, for the purpose of selling denim for Levi Strauss’ 501® jeans in Europe on a tariff-friendly basis.

Cone’s business strategy is to invest and grow in its core franchises where it is recognized as a market leader. As a result of economic and industry conditions, Cone is focused on four initiatives: (1) engage in businesses in which Cone believes it is an industry leader; (2) retain, attract, motivate and focus a talented and capable management team; (3) migrate to low-cost manufacturing platforms for commodity products; and (4) attract and efficiently invest capital. Our long-term migration strategy is focused on the Americas where free trade agreements, such as NAFTA, are in place or are expected in the near future. We believe that denim jeans produced in these regions will maintain a significant market share of the U.S. retail market because of certain unique product characteristics. Some of the characteristics of denim fabric and jeans that make them more likely to be sourced closer to or in the U.S. include the significant fashion element, especially in women’s jeans, the overall low labor content as compared to other textiles and apparel, the availability of U.S. cotton and certain other supply chain factors.

Cone’s strategy is to grow its denim business by expanding its production capacity in Mexico or other low-cost countries in this hemisphere. The stated plan has been to build a denim plant with an initial capacity of approximately 20 million yards on our site in Altamira, Tamaulipas, Mexico. The infrastructure services, such as roads, water, power and wastewater treatment, for such a facility are complete and would be provided by Altamira Servicios de Infraestructura, S.A. de C.V. (“ASISA”), Cone’s 50/50 joint venture with Guilford Mills. We believe that such a denim facility can be completed for a capital investment of less than $70 million. The capital cost for such a facility may be reduced by configuration decisions and the availability of used equipment when financing for the project is available. As an alternative to building a denim plant on its site in Altamira, Cone is exploring other opportunities to expand or acquire low-cost denim manufacturing capabilities. The funds required for the denim facility will require debt or equity financing and certain modifications to Cone’s current debt structure and lending agreements.

Parras Cone’s production capacity was expanded by approximately 9% in 2002 with internally generated funds. The joint venture partners have agreed to an additional 25% expansion when financing is available. The additional expansion would be financed by internally generated cash flow and debt of Parras Cone. The debt would be nonrecourse to the joint venture partners. Debt financing for the expansion has not been obtained and there can be no assurance that such financing will be available on acceptable terms and conditions. Cone will continue to market and distribute 100% of the fabric production at Parras Cone.

In Commission Finishing, Cone’s strategy is to utilize the capabilities and versatility of the Carlisle facility to gain market share in the home furnishings business and to gain entrance into selected print apparel markets. Primary competitive focus will be on product development, customer service systems and quality.

For the Decorative Fabrics segment, which consists solely of the jacquards wide weaving operation, the strategic focus is similarly on product development, customer service and quality. In addition, because of its size Cone is able to focus on niche market opportunities. In 2002, Cone management determined that these initiatives were not being effectively executed resulting in the replacement of certain management, sales and product development personnel in late 2002.

Segment Information

Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. See Notes 18 and 22 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Results of Operations

Fifty-Two Weeks Ended December 29, 2002 Compared with Fifty-Two Weeks Ended December 30, 2001

Net sales from continuing operations were $445.6 million for the year 2002, as compared with sales of $449.9 million for 2001, a decrease of 1%. Increases in denim segment sales revenue was offset by sales declines in both the commission finishing and jacquard segments.

Gross profit for 2002 increased to 14.2% of sales, as compared with 9.0% for the previous year. The increase in gross profit for 2002 was the result of lower raw material costs, improved denim manufacturing operating schedules, increased efficiencies and quality and the overall focus on cost reduction initiatives.

Denim. Denim segment sales were $365.4 million for the year 2002, an increase of 4% from 2001 sales of $352.0 million. Demand for our denim products recovered strongly in the first quarter of 2002 as retail inventories were replenished following a successful 2001 holiday season for denim jeans, and as fashion trends continued to support denim sales at retail for most of 2002. These factors along with a gain in market share resulted in a 10% increase in sales units in 2002 as compared with 2001. Sales prices continued to decline as competitive pressures within the industry forced us to pass on to our customers a significant portion of our cotton cost savings.

Operating income of the denim segment for 2002 was $38.1 million, as compared to 2001 income of $13.4 million. The improvement in operating income was attributable to cost savings programs, increased sales volume, lower raw material prices, improved capacity utilization and favorable manufacturing variances, all of which were partially offset by lower sales prices. Operating income for the segment includes the equity in earnings from the Parras Cone joint venture plant, which was $3.1 million in 2002 as compared with $0.4 million for 2001. The improvement in Parras Cone’s results is primarily attributable to the same factors that affected Cone’s overall denim performance as well as a 9% capacity expansion that was completed in the third quarter of 2002.

Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consisted entirely of sales from the Carlisle plant in 2002, were $47.8 million for 2002, as compared to 2001 sales of $55.8 million, which consisted of sales from both the Carlisle and Raytex plants.

Exclusive of Raytex sales of $2.0 million for 2001, outside commission finishing sales decreased 11% from 2001. Outside sales for the commission finishing segment were down in 2002 as compared with 2001 because of depressed market conditions in all market segments, partially offset by increases in market share as a result of competitor consolidations.

Operating income for the commission finishing segment was $2.3 million in both 2002 and 2001. The negative impact of sales volume declines in 2002 was offset by cost savings programs and improved operating efficiencies and quality.

Decorative Fabrics. For 2002, sales of the decorative fabrics segment were $32.1 million, down from $41.8 million in 2001. An overall weakness in the home furnishings market and the lack of successful new product introductions negatively impacted sales in 2002 as compared with 2001. Operating loss for 2002 was $2.9 million, as compared to operating income of $0.8 million in 2001. Operating results were affected by lower sales volume because of poor styling and the continued depressed market conditions in the home furnishings market, increased import penetration of furniture products, costs to realign the product line and changes in business unit management.

Cone’s selling and administrative expenses are primarily fixed expenses and, therefore, do not vary directly with sales. Selling and administrative expenses were $32.5 million or 7.3% of sales in 2002, as compared with $35.8 million or 7.9% of sales in 2001. The reduction in selling and administrative expenses in 2002 was primarily a result of a full year of savings related to the Reinvention Plan, which were partially offset by increased performance-based pay and fees associated with Cone’s financing agreements.

Interest expense for 2002 was $15.8 million, as compared with $17.7 million in 2001. Other expense, which consists of the ongoing expenses of the accounts receivable securitization program, was $1.8 million and $3.0 million in 2002 and 2001, respectively. Benefits from lower borrowings and lower market interest rate levels were partially offset by increases in rates under Cone’s financing agreements.

For 2002 and 2001, the income tax expense (benefit) as a percent of the pre-tax income (loss) from continuing operations was 33% and 34%, respectively. See Note 11 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

As discussed under “Denim” above, equity in earnings of Parras Cone, Cone’s joint venture plant in Mexico, was $3.1 million for 2002, as compared with $0.4 million for 2001.

For the year 2002, Cone had net income from continuing operations of $11.4 million, or income of $0.28 per share after preferred dividends. By comparison, Cone reported a net loss from continuing operations in 2001 of $23.1 million, or a loss of $1.07 per share after preferred dividends. In 2001, including losses associated with the exit of the khaki business and the sale of John Wolf, which were accounted for as discontinued operations, Cone reported a net loss of $1.59 per share after preferred dividends.

Fifty-Two Weeks Ended December 30, 2001 Compared with Fifty-Two Weeks Ended December 31, 2000

For 2001, Cone had net sales from continuing operations of $449.9 million, down substantially from continuing operations of $552.6 million in 2000. Sales for the year were negatively impacted by the economic recession, lower prices and retail inventory liquidations that occurred throughout the year.

Based upon economic and industry conditions in January 2001, Cone management began an exhaustive review and benchmarking of operations and staff functions aimed at improving its financial performance. On May 24, 2001, Cone announced the implementation of the first phase of its Reinvention Plan. The objectives of the Reinvention Plan were (1) to produce $30 to $40 million in annual cost savings or improvement in operating results of under-performing businesses and (2) to market actively non-core assets including idle plants, property, equipment and excess inventories with a cash generation target of $15 to $25 million over 18 months.

The Reinvention Plan initially had four components: (1) workforce reductions; (2) changes in employee pay and benefit practices; (3) streamlining of Cone’s business practices, which included a broad range of items from maintenance scheduling to vendor sourcing practices to the consolidation of denim operations to reduce U.S. capacity; and (4) improvement of the performance of the khaki and John Wolf converted fabrics businesses.

The implementation of the Reinvention Plan resulted in significant workforce reductions, primarily at Cone’s corporate office and the Rutherford County denim facilities, the freezing of benefits for salaried employees in the qualified and nonqualified pension plans, changes in business practices, the consolidation of the Haynes and Florence denim facilities and the sale of the John Wolf converted fabrics business.

Cone sold the John Wolf converted fabrics business in August, 2001 receiving net proceeds of approximately $9 million from the sale including the collection of accounts receivable. The decision to sell was based on the fact that we did not have the size and scale to be able to compete efficiently in this business and in turn were unable to develop a business outlook that would provide an appropriate return on our investment in this operation.

In addition, Cone exited the khaki business in the fourth quarter of 2001. The decision was primarily based on the fact that Cone was not a leader in this category and believed the long-term outlook for khaki produced in North America to be negative. At the end of 2001, the exit of the khaki segment was substantially complete. Cone has accounted for the results of the John Wolf and khaki businesses as discontinued operations under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

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

Operating income of the denim segment for 2001 was $13.4 million, as compared to 2000 income of $35.1 million. The decrease in income resulted primarily from lower sales volume and curtailed manufacturing operating schedules after the first quarter of 2001. Operating income for the segment included the equity in earnings from the Parras Cone joint venture plant, which declined from 2000 amounts because of lower sales and curtailed operating schedules in the second half of the year. Parras Cone primarily produces denim for the basic denim market, which was the hardest hit segment of the denim market in 2001.

Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment, which consisted of the Carlisle and Raytex plants, were $55.8 million for 2001, as compared to 2000 sales of $64.2 million. The majority of the sales decline resulted from cessation of operations at Raytex in February 2001. Exclusive of Raytex sales of $2.0 million for 2001 and sales of $16.9 million for 2000, outside commission finishing sales actually increased 13.8% in 2001.

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

Cone’s selling and administrative expenses are primarily fixed expenses and, therefore, do not vary directly with sales. Selling and administrative expenses for 2001 were $35.8 million, as compared with $38.4 million in 2000. The lower expenses in 2001 were primarily a result of savings related to the Reinvention Plan, which were partially offset by higher bank and legal fees associated with Cone’s financing agreements.

Interest expense for 2001 was $17.7 million, as compared with $18.4 million in 2000. Other expense of $3.0 million in 2001 includes ongoing expenses of the accounts receivable securitization program, as compared to other expense of $5.3 million in 2000, of which $4.4 million was related to the accounts receivable securitization program in that year.

For 2001 and 2000, the income tax benefit as a percent of the pre-tax loss from continuing operations was 34% and 37%, respectively. See Note 11 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Equity in earnings of Parras Cone, Cone’s joint venture plant in Mexico, was $0.4 million for 2001, as compared with $2.8 million for 2000. In the 2001 period, the plant operated at a lower capacity utilization rate and was impacted negatively by lower selling prices.

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

Liquidity and Capital Resources

Cone’s principal long-term capital components consist of debt outstanding under its Revolving Credit Facility, Senior Note, 8 1/8% Debentures and stockholders’ equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the “A/R Securitization Facility”).

On December 2, 2002, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and Senior Note obligation through May 30, 2003. The amended agreements provided that Cone present a recapitalization proposal to its lenders by January 22, 2003. This recapitalization plan was presented to our lenders prior to the required date and is more fully described below. We were unable to reach an agreement with our lenders to defer the exercise date of certain contingent payment rights. These rights entitle the lenders, upon giving of notice within two years of January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone’s outstanding common stock if we have not refinanced the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The lenders have not exercised their rights to date and indicated that they have not made a decision on whether to seek to exercise their rights, pending the resolution of the balance sheet recapitalization. Cone will recognize a current period charge in its income statement for these rights if they are exercised or it is deemed probable that the rights will be exercised as part of the recapitalization plan. If the lenders had notified us that they were exercising their rights as of February 20, 2003, based upon the common stock price for the past 45 days from such date, the indicated payment would have been approximately $4.4 million.

Cone’s financing agreements prohibit it from paying dividends on its Common Stock.

The following is a summary of primary financing agreements as of December 29, 2002.

Financing Agreement	Facility Commitment	Amount Outstanding	Interest/ Discount Rate	Maturity Date
	($ Amounts in Millions)
8 1/8% Debentures	$100.0	$100.0	8.125%	Mar 15, 2005
Senior Note	22.2	22.2	14.200	May 30, 2003
Revolving Credit Facility	57.0	24.0	8.750	May 30, 2003
A/R Securitization Facility	60.0	27.8	4.830	Sept 1, 2004

At December 29, 2002, Cone had availability under its financing agreements of $31.2 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by borrowing base calculations, as defined in the respective agreements. During 2002, Cone generated cash from operations of $43.1 million, as compared with cash from operations of $13.7 million in 2001. Other sources of cash flow included $2.3 million in proceeds from sales of property and equipment for 2002, as compared with $4.3 million in 2001. Uses of cash in 2002 included $8.0 million for capital expenditures.

Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, its present Revolving Credit Facility and Senior Note obligation mature on May 30, 2003.

On January 16, 2003 Cone entered into a letter of intent with WLR Recovery Fund II, L.P. (“WLR”), a fund managed by W.L. Ross and Company, in which WLR would purchase up to $27.0 million of convertible notes to support a recapitalization of Cone’s balance sheet that would provide funds to allow Cone to execute its Mexican expansion strategy. Funds managed by W.L. Ross and Company currently hold 50% of Cone’s Revolving Credit Facility and a portion of its bonds. The recapitalization plan contemplated by the letter of intent contains the following elements:

•	Existing lenders and bondholders would be asked to extend maturities by two to three years and make other modifications to their agreements;

•	The contingent payment rights would be satisfied by the issuance of $1 million in common stock at the closing of the transaction;

•	Cone would distribute to present holders of its common stock nontransferable rights to purchase up to $27.0 million of convertible notes. Any notes not purchased in the offering by common stockholders would be available for purchase by directors and employees, and any remaining notes would then be purchased by WLR; and

•	The new notes would bear interest at 12% per annum and be convertible into common stock at a $1.00 per share.

This recapitalization plan is subject to a number of contingencies and conditions, including negotiation of a final agreement with WLR, agreement to the proposed changes by Cone’s lenders and bondholders, approval of certain elements of the plan by Cone’s common shareholders, and the effectiveness of certain registration statements to be filed with the Securities and Exchange Commission.

This recapitalization plan was presented to our lenders of the Revolving Credit Facility and Senior Note in January 2003. We have not received a formal response from these lenders regarding our proposal. We are unable to predict whether our lenders will ultimately accept our recapitalization proposal or modifications thereof. Based upon our improved operating results and financial position in 2002, Cone believes that the maturity of the Revolving Credit Facility and Senior Note will be extended as needed to support ongoing operations. However, given the lack of liquidity in the capital markets and the negative perception by lenders regarding the U.S. textile industry, there is no assurance that Cone will be able to refinance or replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. We will continue to explore alternatives related to financing our business and the expansion of denim capacity in low-cost countries.

On December 29, 2002, Cone’s long-term capital structure consisted of $145.2 million of long-term debt (including current maturities) and $93.5 million of stockholders’ equity. For comparison, Cone had $173.7 million of long-term debt (including current maturities) and $86.6 million of stockholders’ equity in 2001. In 2002, Cone made principal payments of $29.0 million.

Accounts receivable on December 29, 2002, were $33.0 million, as compared with $28.4 million at December 30, 2001. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 57 days of sales outstanding at December 29, 2002 and 68 days at December 30, 2001. The decrease in days outstanding was primarily the result of the exit from the khaki business and improved business conditions for our denim customers.

Inventories on December 29, 2002, were $48.8 million, down $13.2 million from December 30, 2001. The reduction in inventory levels during 2002 reflects the strength of our denim business as finished goods inventory levels approached historic lows, continued focus on improved processes and lower cotton and other raw material prices.

For 2002, domestic capital spending from continuing operations was $8.0 million compared to $7.0 million for the 2001 period. Domestic capital spending in 2003 is expected to be approximately $11 million financed by internally generated funds.

OTHER MATTERS

EBITDA from continuing operations, which is presented not as an alternative measure of operating results or cash flow from continuing operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because it is a widely accepted financial indicator of the ability to incur and service debt, is used as the basis for certain financial covenants in Cone’s current debt agreements as well as for its incentive compensation plans, and is calculated by Cone as follows (in thousands):

	Fifty-Two Weeks Ended
	12/29/02	12/30/01	12/31/00
Income (loss) from operations	$30,703	$(15,265)	$(12,802)
Depreciation and amortization	19,606	20,692	23,853
Inventory charges and facility consolidation charges	—	7,489	1,875
Restructuring and impairment charges	—	19,939	38,500

EBITDA	$50,309	$32,855	$51,426

Off-Balance Sheet Financing Arrangements

Cone’s A/R Securitization Facility is its only off-balance sheet financing arrangement. This facility generates funds by the sale of receivables in the U.S. through Cone Receivables II LLC (“CRIILLC”). CRIILLC’s sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement with General Electric Capital Corporation (“GECC”). CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC’s assets prior to any value in CRIILLC becoming available to Cone. CRIILLC retains no interests in those receivables transferred to GECC and has not experienced any gains or losses on the transfer of such receivables. Cone believes that minimal counterparty risk exists because of the financial strength of GECC. In addition, the A/R Securitization Facility is essentially asset neutral because of the inverse relationship between the level of accounts receivable and the level of cash proceeds available under the A/R Securitization Facility, subject to funding limits. See Note 2 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Transactions with Related Parties

Cone has various transactions in the normal course of business with its unconsolidated affiliated companies. Cone purchases denim and yarn from Parras Cone under a transfer pricing arrangement that is a part of the Commercial Agreement between Parras Cone, Cone and its joint venture partner CIPSA. Purchases of denim and yarn from Parras Cone were $63.7 million, $56.6 million and $70.1 million in 2002, 2001 and 2000, respectively. Cone received $1.0 million in management fees from Parras Cone in 2002, 2001 and 2000 for production management, cotton buying, administrative support and engineering services. In addition, Cone sold looms to Parras Cone in 2001 for $2.9 million, the approximate net book value of the equipment at the time of sale. Cone also paid $2.5 million, $2.2 million and $2.7 million in marketing fees to CIPSA in 2002, 2001 and 2000, respectively. At December 29, 2002 and December 30, 2001, Cone had amounts due to Parras Cone recorded in accounts payable of $9.6 million and $9.1 million, respectively.

Critical Accounting Policies

Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliated companies are accounted for by both the equity and cost methods, depending upon ownership levels. See Notes 1 and 4 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report. Cone has an ownership interest in CIPSA, a denim manufacturer in Mexico, which is accounted for under the cost method. Cone and CIPSA formed a company, Parras Cone, to build and operate a denim manufacturing facility in Parras, Mexico. Each shareholder has a 50% interest in Parras Cone. Accordingly, Cone records the equity in earnings of Parras Cone in its consolidated statements of operations in accordance with accounting principles generally accepted in the United States of America.

Cone purchases 100% of the fabric production, markets the production to the end customer, handles production scheduling for the plant, provides financial management and cotton purchasing services and provides customer service on behalf of Parras Cone. However, Cone lacks board of director control and does not have sole discretion over Parras Cone’s management, which prevents Cone from consolidating the entity.

Impairment of Assets. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the difference between the carrying amount and fair value of the asset. Long-lived assets and certain identifiable intangibles to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Cone has made its best estimate of asset impairments as of December 29, 2002. See Note 22 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Stock Plans. Cone applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its stock option plans, which requires compensation expense for Cone’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Option prices are determined by the last reported sale price on the New York Stock Exchange composite tape on the date of grant. Accordingly, Cone has not recognized compensation expense for any of its options granted. Had SFAS No. 123, “Accounting for Stock Based Compensation,” been used as opposed to APB 25, Cone would have recorded compensation expense using a fair value based accounting model. The effect of using SFAS No. 123 would have decreased the earnings per share after preferred dividends to $0.25 for 2002, or increased the loss per share after preferred dividends to $1.61 and $1.17 for 2001 and 2000, respectively. See Notes 1 and 14 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Long-Term Debt and Contractual Obligations

	Long-Term Debt	Contractual Obligations
	(in thousands)
2003	$46,170	$2,355
2004	—	2,120
2005	100,000	1,890
2006	—	1,828
2007	—	1,636
Thereafter	—	5,590

Long-Term Debt. Cone’s debt financing consists of its Senior Note, its $57.0 million Revolving Credit Facility and its 8 1/8% Debentures. See Note 9 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Contractual Obligations. Cone has various leases accounted for as operating leases. Future contractual obligations required under these lease agreements represent minimum rental payments totaling $15.4 million. These operating leases are primarily related to office space and production equipment leases. See Note 15 of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, contained in this Form 10-K annual report.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Cone’s primary market risk exposures are cotton (commodity) price risk and interest rate risk. At December 29, 2002, Cone had no material exchange rate risk on any of its financial instruments. Cone had no financial instruments, derivative financial instruments or derivative commodity instruments held for trading purposes at December 29, 2002. Fair values for cotton derivatives and long-term debt instruments were estimated with reference to market quotes at year-end.

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

The following table provides information about Cone’s cotton option contracts that are sensitive to changes in cotton prices. The table presents the number of contracts, the weighted-average strike price and the total dollar contract price by expected maturity dates. Contract amounts are used to calculate the contractual payments and quantity of cotton under option at December 29, 2002 and December 30, 2001.

	Expected Maturity 2003	Fair Value	Maturity 2002	Fair Value
Cotton Options (Puts)
Contract Volume (100 bales per contract)	—	—	—	—
Weighted-Average Strike Price (per lb.; 500 lbs. per bale avg.)	—	—	—	—
Contract Amount	—	—	—	—

Cotton Options (Calls)
Contract Volume (100 bales per contract)	—	—	250	—
Weighted-Average Strike Price (per lb.; 500 lbs. per bale avg.)	—	—	$.46	—
Contract Amount	—	—	$118,500	$11,750

Cone’s debt instruments are exposed to interest rate risk. The table presents principal cash flows and related weighted-average interest rates by maturity dates.

	Maturity Date			Total	Fair Value
	2003	2004	2005
	(dollars in millions)
Long-Term Debt
Fixed Rate
Senior Note	$22.2	$—	$—	$22.2	$22.2
Average interest rate (%)	14.20	—	—	14.20	—
Debentures	$—	$—	$100.0	$100.0	$62.1
Average interest rate (%)	8.57	8.57	8.57	8.57	—
Variable Rate
Revolving	$24.0	$—	$—	$24.0	$24.0
Average interest rate (%)	8.75	—	—	8.75	—

Statement of Responsibility for Financial Statements

The management of Cone Mills is responsible for the preparation and integrity of Cone’s published financial statements. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include management’s best estimates and judgment. Management has also prepared the other information contained in this report and is responsible for its accuracy and consistency with the financial statements.

Cone maintains a system of internal control over financial reporting, which is designed to provide reasonable assurance to Cone’s management and Board of Directors regarding the preparation of reliable published financial statements. The system includes a code of conduct to foster a strong ethical climate, established policies and procedures, internal audit processes, and the employment of qualified personnel. Cone has established formal criteria against which the internal control system over financial reporting is measured and as of December 29, 2002, Cone was in compliance with these criteria.

The Board of Directors, assisted by its Audit Committee, which is composed entirely of directors who are not officers or employees of Cone, provides oversight to the financial reporting process. The Committee meets regularly with management, internal auditors and independent certified public accountants to review the scope and findings of audits, financial reporting issues and the adequacy of the internal control system. To assure complete independence, representatives of McGladrey & Pullen, LLP, Certified Public Accountants, the selection of whom is ratified by the shareholders, have free access to the Audit Committee with or without the presence of management.

John L. Bakane President and Chief Executive Officer	Gary L. Smith Executive Vice President and Chief Financial Officer

Samir M. Gabriel Controller

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

McGLADREY & PULLEN, LLP

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors

Cone Mills Corporation

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Cone Mills Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cone Mills Corporation and subsidiaries as of December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America.

Greensboro, North Carolina

February 14, 2003

CONE MILLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

	2002	2001	2000
	(in thousands, except per share data)
Net Sales	$445,600	$449,908	$552,603
Cost of Goods Sold	382,380	409,473	488,508

Gross Profit	63,220	40,435	64,095
Selling and Administrative	32,517	35,761	38,397
Restructuring and Impairment of Assets	—	19,939	38,500

Income (Loss) from Operations	30,703	(15,265)	(12,802)

Other Income (Expense)
Interest income	262	510	1,392
Interest expense	(15,816)	(17,675)	(18,363)
Other	(1,820)	(3,007)	(5,256)

	(17,374)	(20,172)	(22,227)

Income (Loss) from Continuing Operations before Income Tax Expense (Benefit) and Equity in Earnings of Unconsolidated Affiliates	13,329	(35,437)	(35,029)
Income Tax Expense (Benefit)	4,418	(12,145)	(12,047)

Income (Loss) from Continuing Operations before Equity in Earnings of Unconsolidated Affiliates	8,911	(23,292)	(22,982)
Equity in Earnings of Unconsolidated Affiliates	2,458	177	2,716

Income (Loss) from Continuing Operations	11,369	(23,115)	(20,266)

Discontinued Operations
Loss from discontinued operations	—	(14,129)	(7,580)
Loss on sale of discontinued operation	—	(6,397)	—
Income tax benefit	—	(7,185)	(2,577)

	—	(13,341)	(5,003)

Net Income (Loss)	$11,369	$(36,456)	$(25,269)

Income (Loss) Available to Common Stockholders
Income (loss) from continuing operations	$7,241	$(27,255)	$(24,119)
Loss from discontinued operations	—	(13,341)	(5,003)

Net Income (Loss)	$7,241	$(40,596)	$(29,122)

Earnings (Loss) per Share — Basic and Diluted
Income (loss) from continuing operations	$0.28	$(1.07)	$(0.94)
Loss from discontinued operations	—	(0.52)	(0.20)

Earnings (Loss) per Share — Basic and Diluted	$0.28	$(1.59)	$(1.14)

Weighted-Average Common Shares Outstanding
Basic	25,723	25,582	25,481

Diluted	26,123	25,582	25,481

See Notes to Consolidated Financial Statements.

CONE MILLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 29, 2002 and December 30, 2001

	2002	2001
	(in thousands, except share and par value data)
ASSETS
Current Assets
Cash	$1,654	$529
Accounts receivable, less allowances: 2002, $3,400; 2001, $5,700	33,017	28,373
Inventories	48,848	62,057
Other current assets	1,630	3,371

Total Current Assets	85,149	94,330
Investments in and Advances to Unconsolidated Affiliates	53,613	51,664
Other Assets	30,423	23,917
Property, Plant and Equipment	149,077	164,468

	$318,262	$334,379

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$46,170	$3,075
Accounts payable	25,589	21,535
Sundry accounts payable and accrued liabilities	25,448	27,928

Total Current Liabilities	97,207	52,538
Long-Term Debt	99,019	170,655
Deferred Income Taxes	14,884	10,513
Other Liabilities	13,699	14,063
Stockholders’ Equity
Class A preferred stock — $100 par value; authorized 1,500,000 shares; issued and outstanding: 2002, 327,283 shares; 2001, 334,309 shares	32,728	33,431
Class B preferred stock — no par value; authorized 5,000,000 shares	—	—
Common stock — $.10 par value; authorized 42,700,000 shares; issued and outstanding: 2002, 25,757,344 shares; 2001, 25,660,663 shares	2,576	2,566
Capital in excess of par	58,098	57,872
Retained earnings	9,279	2,029
Deferred compensation — restricted stock	—	(12)
Accumulated other comprehensive loss	(9,228)	(9,276)

Total Stockholders’ Equity	93,453	86,610

	$318,262	$334,379

See Notes to Consolidated Financial Statements.

CONE MILLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

	Class A Preferred Stock		Common Stock		Capital in Excess of Par	Retained Earnings	Deferred Compensation Restricted Stock	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
	(in thousands, except share data)
Balance, January 2, 2000	355,635	$35,564	25,479,717	$2,548	$57,435	$70,776	$(321)	$(8,517)	$157,485

Comprehensive Loss
Net loss	—	—	—	—	—	(25,269)	—	—	(25,269)
Minimum pension liability adjustment	—	—	—	—	—	—	—	(1,252)	(1,252)

Total comprehensive loss									(26,521)

Class A Preferred Stock
Shares redeemed	(48,746)	(4,875)	—	—	—	(88)	—	—	(4,963)
Cash dividends paid	—	—	—	—	—	(62)	—	—	(62)
Stock dividend	28,451	2,845	—	—	—	(2,845)	—	—	—
Common Stock
Purchase of common shares	—	—	(401)	—	(3)	—	—	—	(3)
Issuance of common shares	—	—	36,695	3	184	—	—	—	187
Options exercised	—	—	9,200	1	40	—	—	—	41
Restricted stock compensation	—	—	—	—	—	—	255	—	255
Cancellation of restricted shares	—	—	(3,000)	—	(26)	—	26	—	—

Balance, December 31, 2000	335,340	$33,534	25,522,211	$2,552	$57,630	$42,512	$(40)	$(9,769)	$126,419

Comprehensive Loss
Net loss	—	—	—	—	—	(36,456)	—	—	(36,456)
Hedging transactions, net of deferred tax of $172	—	—	—	—	—	—	—	320	320
Minimum pension liability adjustment	—	—	—	—	—	—	—	173	173

Total comprehensive loss									(35,963)

Class A Preferred Stock
Shares redeemed	(39,842)	(3,984)	—	—	—	—	—	—	(3,984)
Cash dividends paid	—	—	—	—	—	(146)	—	—	(146)
Stock dividend	38,811	3,881	—	—	—	(3,881)	—	—	—
Common Stock
Issuance of common shares	—	—	137,452	14	241	—	—	—	255
Options exercised	—	—	1,000	—	1	—	—	—	1
Restricted stock compensation	—	—	—	—	—	—	28	—	28

Balance, December 30, 2001	334,309	$33,431	25,660,663	$2,566	$57,872	$2,029	$(12)	$(9,276)	$86,610

Comprehensive Income
Net income	—	—	—	—	—	11,369	—	—	11,369
Hedging transactions, net of deferred tax of $41	—	—	—	—	—	—	—	75	75
Minimum pension liability adjustment	—	—	—	—	—	—	—	(27)	(27)

Total comprehensive income									11,417

Class A Preferred Stock
Shares redeemed	(46,223)	(4,623)	—	—	—	—	—	—	(4,623)
Cash dividends paid	—	—	—	—	—	(199)	—	—	(199)
Stock dividend	39,197	3,920	—	—	—	(3,920)	—	—	—
Common Stock
Issuance of common shares	—	—	71,081	7	195	—	—	—	202
Options exercised	—	—	25,600	3	31	—	—	—	34
Restricted stock compensation	—	—	—	—	—	—	12	—	12

Balance, December 29, 2002	327,283	$32,728	25,757,344	$2,576	$58,098	$9,279	$—	$(9,228)	$93,453

See Notes to Consolidated Financial Statements.

CONE MILLS CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

	2002	2001	2000
	(in thousands)
OPERATIONS
Net Income (Loss)	$11,369	$(36,456)	$(25,269)
Adjustments to reconcile net income (loss) to cash provided by operations
Depreciation	19,515	20,582	22,330
Loss from discontinued operations	—	6,944	5,003
Loss on sale of discontinued operation	—	6,397	—
Loss on sale and writedown of property, plant and equipment	1,496	9,823	12,859
Amortization	91	110	1,523
Writedown of goodwill and tradename	—	—	24,007
Writedown of investments in unconsolidated affiliates	250	3,188	—
Deferred compensation expense — restricted stock	12	28	255
Equity in earnings of unconsolidated affiliates	(2,458)	(177)	(2,716)
Change in operating assets and liabilities
Accounts receivable	(4,644)	5,593	8,035
Inventories	13,209	12,057	6,790
Other assets	(4,439)	(1,139)	(4,841)
Accounts payable and accrued liabilities	4,578	19,247	4,860
Deferred income taxes	4,465	(27,056)	(15,852)
Other liabilities	(364)	(183)	(1,471)

Net cash provided by continuing operations	43,080	18,958	35,513
Net cash provided by (used in) discontinued operations	—	(5,282)	217

Cash provided by operations	43,080	13,676	35,730

INVESTING
Investments in and advances to unconsolidated affiliates	—	(964)	(6,734)
Proceeds from sale of property, plant and equipment	2,348	4,312	3,153
Proceeds from sale of discontinued operation	—	5,375	—
Capital expenditures of continuing operations	(7,968)	(7,027)	(9,768)
Capital expenditures of discontinued operations	—	(91)	(217)

Cash provided by (used in) investing	(5,620)	1,605	(13,566)

FINANCING
Increase (decrease) in checks issued in excess of deposits	(2,763)	(4,962)	1,442
Principal payments on long-term debt	(28,986)	(8,792)	(17,197)
Proceeds from issuance of common stock	236	256	228
Purchase of outstanding common stock	—	—	(3)
Dividends paid — Class A Preferred	(199)	(146)	(62)
Redemption of Class A Preferred stock	(4,623)	(3,984)	(4,963)

Cash used in financing	(36,335)	(17,628)	(20,555)

Net change in cash	1,125	(2,347)	1,609
Cash at Beginning of Period	529	2,876	1,267

Cash at End of Period	$1,654	$529	$2,876

See Notes to Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies

Principles of Consolidation. The consolidated financial statements include the accounts of Cone Mills Corporation and all majority owned subsidiaries (collectively, “Cone”). All significant intercompany transactions and balances have been eliminated in consolidation. In addition, the fiscal year 2002 consolidated financial statements include Cone’s $51,000 investment in IsKone Denim Pazarlama A.S. (“IsKone”), a 51% owned subsidiary. An unaffiliated investor contributed $49,000 in cash in exchange for an initial ownership interest of 49%. The minority interest portion of this transaction is reflected in “Other liabilities” on the Consolidated Balance Sheet for 2002. IsKone had no other transactions for fiscal year 2002.

Fiscal Year. Cone’s fiscal year ends on the Sunday nearest December 31. Fiscal years 2002, 2001 and 2000 each contained 52 weeks.

Accounts Receivable. Cone records accounts receivable at cost, which approximates fair value at the respective balance sheet dates. Cone estimates its allowance for doubtful accounts based on a combination of historical and current information regarding the balance of accounts receivable, as well as the current composition of the pool of accounts receivable. Cone determines past due status on accounts receivable based on the contractual terms of the original sale. Cone continuously performs credit evaluations of its customers considering numerous inputs including, but not limited to, customers’ financial positions, past payment history, cash flows and management capability, historical loss experience and economic conditions and prospects. Accounts receivable that management believes to be ultimately uncollectable are written off upon such determination.

Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories.

Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliated companies are accounted for by both the equity and cost methods, depending upon ownership levels. The equity method of accounting is used when Cone’s investment in voting stock gives it the ability to exercise significant influence over operating and financial policies of the investee. This method of accounting is used for unconsolidated affiliated companies in which Cone holds 20 percent or more of the voting stock of the investee, but no more than 50 percent. Investments in less than 20 percent of the voting stock of an unconsolidated affiliated company are accounted for by the cost method. Cone’s equity in earnings and currency translation adjustments may be recorded on up to a one-quarter delay basis. These investments in unconsolidated affiliates are assessed periodically for impairment and are written down when the carrying amount is not considered fully recoverable.

Property, Plant and Equipment. Property, plant and equipment is carried at cost. Depreciation is computed by the straight-line method for financial reporting purposes over the following estimated useful lives:

Buildings	15-39 Years
Machinery and Equipment	10-20 Years
Other	3-20 Years

Property, plant and equipment removed from operation and deemed available for sale is separately identified as such in Note 6, “Property, Plant and Equipment” of the Notes to Consolidated Financial Statements. Such assets are reported at the lower of carrying amount or fair value less costs to sell with no future depreciation expense being recorded thereon. Determination of fair market value is based upon in-house engineering and purchasing appraisals or surveys with used equipment dealers.

Impairment of Assets. Long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the difference between the carrying amount and fair value of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. (See Note 22, “Restructuring and Impairment of Assets,” of the Notes to Consolidated Financial Statements.)

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

United States income taxes are not provided on the earnings of foreign affiliates as those are intended to be permanently reinvested in the country from which they were derived. Undistributed earnings of such foreign affiliates were approximately $10 million at December 29, 2002. Deferred tax liabilities, if recorded, on these undistributed earnings would amount to approximately $4 million.

Capital Stock Redeemed. Redemption of capital stock is accounted for by the par value method. Excess of redemption price over par value for Class A Preferred Stock is charged to retained earnings. Excess of purchase price over par value for common stock is charged to capital in excess of par and to retained earnings thereafter.

Stock-Based Employee Compensation. Cone has stock-based employee compensation plans, which are described more fully in Note 14, “Stock Plans,” of the Notes to Consolidated Financial Statements. Cone accounts for those plans under the recognition and measurement principles of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Cone had applied the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation. SFAS No. 123 requires pro forma disclosures only for options granted after December 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

	2002	2001	2000
	(in thousands)
Net income (loss), as reported	$11,369	$(36,456)	$(25,269)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(623)	(620)	(652)

Pro forma net income (loss)	$10,746	$(37,076)	$(25,921)

Earnings (loss) per share — basic and diluted:
Basic — as reported	$0.28	$(1.59)	$(1.14)
Basic — pro forma	0.26	(1.61)	(1.17)
Diluted — as reported	0.28	(1.59)	(1.14)
Diluted — pro forma	0.25	(1.61)	(1.17)

Revenue Recognition. Revenue from product sales is recognized at the time ownership of the goods transfers to the customer, which in certain situations may be prior to shipment. Cone classifies those amounts billed to customers for shipping and handling in “Net Sales” in the Consolidated Statements of Operations. In addition, Cone classifies costs incurred for shipping and handling in “Cost of Goods Sold” in the Consolidated Statements of Operations.

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

Derivative Instruments. Cone accounts for derivative instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 and SFAS No. 138 establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This Statement also established criteria for designation and effectiveness of hedging relationships. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. At that time, Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. (See Note 19, “Financial Instruments,” of the Notes to Consolidated Financial Statements.)

Cone primarily uses forward purchase contracts and, to a lesser extent, futures and options contracts to manage risks associated with changes in cotton prices. At December 29, 2002 and December 30, 2001, Cone considers its cotton derivatives to be cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (outside results of operations) and subsequently reclassified into cost of goods sold when the forecasted transactions being hedged affect results of operations. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Upon adoption of the new standards on January 1, 2001, a cumulative-effect-type adjustment of accumulated other comprehensive income was recorded for less than $0.1 million.

Recent Accounting Pronouncements. In April 2002, the FASB issued SFAS No. 145, “Rescission of Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 provides that gains and losses from extinguishment of debt that do not meet the criteria for classification as extraordinary items in APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” should not be classified as extraordinary items. The provisions of this Statement related to the rescission of Statement 4 shall be applied in fiscal years beginning after May 15, 2002. Other provisions in this Statement are effective for transactions occurring after May 15, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addressing financial accounting and reporting for costs associated with exit or disposal activities, and requiring that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 requires that the liability be recognized and measured initially at its fair value in the period in which the liability is incurred, except for one-time termination benefits that meet certain requirements. SFAS No. 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and will be applied prospectively to exit or disposal activities initiated after December 29, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure requirements of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Cone implemented the disclosure requirements of SFAS No. 148 effective for fiscal year 2002. Cone continues to apply the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations, related to the recognition of stock-based employee compensation.

Note 2. Securitization of Accounts Receivable

Cone has an agreement to sell, on a revolving basis, accounts receivable to Cone Receivables II LLC (“CRIILLC”), an unconsolidated qualifying special-purpose entity (“QSPE”). The securitization program is accounted for as a sale in accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Trade receivables sold under these arrangements are excluded from accounts receivable in the consolidated statements of financial position. As described below, deferred purchase price receivables under the agreement are included in accounts receivable. Cone retains the servicing responsibilities for the receivables; however, any resulting servicing assets or liabilities are immaterial.

CRIILLC’s sole business is the ongoing purchase and subsequent resale of certain trade receivables from Cone. CRIILLC sells an undivided 100% ownership interest in these receivables under an agreement (the “A/R Securitization Facility”) with General Electric Capital Corporation (“GECC”), whose purchases yield proceeds of up to $60 million at any point in time. GECC issues commercial paper backed by, among other things, GECC’s ownership interest in the receivables. CRIILLC is a separate corporate entity with its own separate creditors who, in the event of its liquidation, will be entitled to be satisfied out of CRIILLC’s assets prior to any value in CRIILLC becoming available to Cone. CRIILLC retains no interests in those receivables transferred to GECC and has not experienced any gains or losses on the transfer of such receivables. The A/R Securitization Facility expires in August 2004.

Under the securitization agreements, the sale price to CRIILLC for the receivables is subject to a purchase discount equal to a percentage over GECC’s commercial paper interest rate, which percentage may vary based upon Cone’s operating performance. At year-end 2002, the percentage over the commercial paper rate was 3.50%. As of December 29, 2002 and December 30, 2001, the total amount of advances of proceeds from the sale of receivables under the A/R Securitization Facility was $27.8 million and $36.9 million, respectively. As of December 29, 2002 and December 30, 2001, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $27.6 million and $19.0 million, respectively. Expenses incurred in connection with the sale of accounts receivable were $1.8 million, $3.0 million and $4.4 million for 2002, 2001 and 2000, respectively, and were included in “Other” in the Consolidated Statements of Operations.

The table below summarizes certain cash flows under the securitization:

	2002	2001
	(in thousands)
Proceeds from securitizations	$114,872	$78,117
Reductions due to change in level of receivables sold	(123,967)	(96,908)
Daily yield paid	(1,809)	(3,058)
Servicing fees paid	(602)	(759)
Servicing fees received	602	835

Note 3. Inventories

	2002	2001
	(in thousands)
Greige and finished goods	$24,401	$35,811
Work in process	6,237	5,084
Raw materials	9,188	10,779
Supplies and other	9,022	10,383

	$48,848	$62,057

Inventories valued at LIFO as of December 29, 2002 and December 30, 2001 represented 88% and 90% of total inventories, respectively. If current replacement cost had been used for valuing financial statement inventories, that portion of the inventories based on the LIFO method would have been approximately $11 million higher at December 29, 2002 and $9 million higher at December 30, 2001. LIFO inventories valued for financial statement purposes exceed their income tax basis by approximately $43 million and $56 million at December 29, 2002 and December 30, 2001, respectively. During 2002, 2001 and 2000, certain inventory quantities were reduced, resulting in a liquidation of LIFO inventory layers carried at the lower costs prevailing in prior years. The effect of these liquidations increased net income or decreased net losses by $1.0 million, $1.0 million and $3.0 million in 2002, 2001 and 2000, respectively.

Note 4. Investments in Unconsolidated Affiliates

Cone has an ownership interest in Compañia Industrial de Parras S.A. de C.V. (“CIPSA”), a denim manufacturer in Mexico, which is accounted for under the cost method. Cone and CIPSA formed a company, Parras Cone de Mexico, S.A. de C.V. (“Parras Cone”), to build and operate a denim manufacturing facility in Parras, Mexico. Cone and CIPSA each own a 50% interest in Parras Cone. Parras Cone is capitalized with approximately $80 million of equity and $17 million of Mexican bank financing. The debt is not guaranteed by Cone or CIPSA.

Cone’s equity in earnings of Parras Cone was $3.1 million, $0.4 million and $2.8 million for 2002, 2001 and 2000, respectively. The summarized unaudited financial information of Parras Cone is set forth below:

	2002	2001	2000
	(in thousands)
Current assets	$30,060	$24,354	$21,936
Noncurrent assets	81,681	83,677	82,676
Current liabilities	27,425	9,448	13,245
Noncurrent liabilities	4,108	25,197	18,840
Net sales	63,960	58,469	71,098
Gross profit	14,661	7,677	14,944
Net income	6,209	859	5,673

Cone has a 50% ownership interest in Altamira Servicios de Infraestructura, S.A. de C.V. (“ASISA”), a joint venture with Guilford Mills, Inc., to develop and operate a textile and apparel industrial park in Altamira, Tamaulipas, Mexico. Cone’s equity in losses of ASISA was $0.6 million, $0.2 million and $0.1 million for 2002, 2001 and 2000, respectively.

Note 5. Other Assets

	2002	2001
	(in thousands)
Miscellaneous intangible assets	$1,314	$1,547
Accumulated amortization	(999)	(1,068)

	315	479
Noncurrent prepaid benefit cost	29,380	22,885
Other assets	728	553

	$30,423	$23,917

Note 6. Property, Plant and Equipment

	2002	2001
	(in thousands)
Land	$8,724	$9,595
Buildings	70,096	69,954
Machinery and equipment	255,842	251,803
Other	32,771	31,800

	367,433	363,152
Less accumulated depreciation	222,534	205,843

	144,899	157,309
Assets available for sale	4,178	7,159

	$149,077	$164,468

Assets available for sale by segment:
Denim	$427	$1,814
Commission Finishing	2,789	4,004
Yarn-Dyed Products	897	1,276
Other	65	65

	$4,178	$7,159

Depreciation expense on property, plant and equipment classified as “available for sale” prior to being classified as such was less than $0.1 million, $0.5 million and $2.6 million for 2002, 2001 and 2000, respectively.

Note 7. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss, net of related tax, at December 29, 2002 and December 30, 2001, are as follows:

	2002	2001
	(in thousands)
Foreign currency translation adjustments	$(8,517)	$(8,517)
Minimum pension liability adjustment, net of deferred tax benefit of $657	(1,106)	(1,079)
Cotton hedging transactions, net of deferred tax liability of $213; 2001, $172	395	320

	$(9,228)	$(9,276)

Cotton derivatives gains reflected above in other comprehensive income (loss) will be recognized in results of operations over the next twelve months because Cone generally hedges cotton transactions for a period of twelve months or less.

Note 8. Sundry Accounts Payable and Accrued Liabilities

	2002	2001
	(in thousands)
Accrued salaries, wages and commissions	$10,565	$7,547
Checks issued in excess of deposits	2,619	5,382
Other	12,264	14,999

	$25,448	$27,928

Note 9. Long-Term Debt

	2002	2001
	(in thousands)
Senior Note	$22,170	$27,155
Revolving Credit Facility	24,000	48,000
8 1/8% Debentures	99,019	98,575

	145,189	173,730
Less current maturities	46,170	3,075

	$99,019	$170,655

On December 2, 2002, Cone entered into agreements to extend the stated maturity date on both its Revolving Credit Facility with its existing banks and its Senior Note from January 15, 2003, to May 30, 2003. Cone’s obligations under the Revolving Credit Facility, Senior Note and 8- 1/8% Debentures are secured by substantially all of the assets of Cone.

The Senior Note has a current interest rate of 14.2%, which increased from 13.7% on July 1, 2002. The interest rate of 13.7% increased from 11.7% on November 9, 2001. There are no scheduled amortizations on the Senior Note prior to May 30, 2003.

On January 28, 2000, Cone entered into an $80 million Revolving Credit Facility with its existing banks with Bank of America, N.A., as agent. This Revolving Credit Facility replaced an $80 million Revolving Credit Agreement. Cone granted a security interest in its assets in January 2000. At that time the Senior Note and Revolving Credit Facility lenders established a priority lien on Cone’s assets of $28 million. The Revolving Credit Facility was amended on December 2, 2002, to extend the maturity date to May 30, 2003. The Revolving Credit Facility commitment has been reduced to $57.0 million, including letters of credit, as of December 29, 2002. The maximum amount that can be borrowed is based on the borrowing base as specified in the Facility agreement. Cone may borrow from time to time under the Revolving Credit Facility at a Base Rate. Base Rate Loans bear interest at the rate per annum equal to the sum of (a) the higher of (i) the Federal Funds Rate (as defined) for such day plus one-half of one percent (0.5%) and (ii) the Prime Rate (as defined) for such day plus (b) 4.50%. The weighted-average interest rates under the Revolving Credit Facility were 8.75% at both December 29, 2002 and December 30, 2001.

The Revolving Credit Facility and the Senior Note Agreement contain certain financial covenants, including but not limited to minimum levels of consolidated net worth, maintenance of certain ratios including consolidated interest coverage ratios, minimum required Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) and limitations on capital expenditures. These covenants also currently prohibit Cone from paying dividends on its Common Stock. Cone was in compliance with these covenants as of December 29, 2002.

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

Annual maturities of long-term debt for each of the next five fiscal years are (in thousands):

2003	$46,170
2004	—
2005	100,000
2006	—
2007	—

Maturities of long-term debt in fiscal 2005 include the remaining unamortized original issue discount and the remaining unamortized loss on an interest rate hedge in the total amount of $1.0 million as of December 29, 2002.

Note 10. Pensions and Other Benefit Programs

Cone offers qualified pension and other postretirement benefit plans to its employees. The benefit plans offered by Cone include defined contribution plans, defined benefit plans and other retiree benefits as outlined below:

Defined Contribution Retirement Plans

Cone presently has three defined contribution plans as outlined below:

1. Cone	Mills Corporation 1983 Employee Stock Ownership Plan (“ESOP”)
2. The	401(k) Program of Cone Mills Corporation
3. The	401(k) Program — Hourly of Cone Mills Corporation

Cone discontinued contributions to the ESOP after the 1992 plan year. The ESOP is subject to a floor-offset arrangement in conjunction with Cone’s defined benefit plan with respect to pension benefits earned for service after 1983. Under the floor-offset arrangement, retirement benefits earned after 1983 under Cone’s defined benefit plan are offset by the actuarial equivalent pension value of a portion of the participants’ ESOP accounts.

Participants of the 401(k) plans may contribute from 2% to 50% of their compensation per pay period. Cone makes matching contributions of 40%. Cone does not match employee contributions in excess of 6% of the employee’s compensation per pay period.

Expenses for the defined contribution plans were $1.0 million, $1.2 million and $1.4 million for 2002, 2001 and 2000, respectively.

Defined Benefit Plans

Cone has a noncontributory defined benefit pension plan that covers substantially all employees. Cone’s funding policy is to make annual contributions of amounts that are deductible for income tax purposes. Assets of the plan at the end of 2002 were 46% invested in fixed income securities consisting of bond funds and short-term money market or cash equivalent funds, while the remaining 54% were invested in equity funds. Cone also has a noncontributory nonqualified pension plan that provides benefits to certain salaried employees. In 2001, as part of Cone’s Reinvention Plan, benefits were frozen for salaried employees in the qualified and nonqualified defined benefit pension plans.

Other Retiree Benefits

Cone provides postretirement health care benefits to certain retired employees and their dependents between the ages of 55 and 65 who have completed ten years of service. Dental care coverage for these participants and their dependents continues beyond the age of 65. The plan is contributory, with the retiree contributions and plan design adjusted periodically to reflect changes in health care costs.

The following chart summarizes the balance sheet impact, as well as the benefit obligations, assets, funded status and weighted-average rate assumptions related to the Defined Benefit Plans and Other Retiree Benefits:

	Defined Benefit Plans		Other Retiree Benefits
	2002	2001	2002	2001
	(in thousands)
Change in Benefit Obligation
Benefit obligation at beginning of year	$69,946	$75,069	$2,887	$2,792
Service cost	699	1,660	54	60
Interest cost	5,007	5,056	184	205
Curtailment	—	(8,824)	—	—
Participants’ contributions	—	—	562	569
Actuarial loss (gain)	3,933	1,533	(64)	91
Benefit payments	(5,343)	(4,548)	(840)	(965)
Special termination benefits	—	—	—	135

Benefit obligation at end of year	$74,242	$69,946	$2,783	$2,887

Change in Plan Assets
Fair value of plan assets at beginning of year	$74,415	$67,335	$—	$—
Actual return (loss) on plan assets	(7,408)	5,972	—	—
Employer contributions	6,282	5,656	278	396
Participants’ contributions	—	—	562	569
Benefit payments	(5,343)	(4,548)	(840)	(965)

Fair value of plan assets at end of year	$67,946	$74,415	$—	$—

Funded Status
Funded status at end of year	$(6,296)	$4,469	$(2,783)	$(2,887)
Unrecognized net actuarial loss	30,003	12,650	1,944	2,145
Unrecognized prior service cost (income)	14	21	(1,328)	(1,499)
Unrecognized transition amount	—	1	—	—

Net amount recognized	$23,721	$17,141	$(2,167)	$(2,241)

Prepaid benefit cost	$29,380	$22,885	$—	$—
Accrued liability	(7,422)	(7,480)	(2,167)	(2,241)
Minimum liability	1,763	1,736	—	—

Net amount recognized	$23,721	$17,141	$(2,167)	$(2,241)

Weighted-Average Assumptions
Discount rate	7.00%	7.00%	7.00%	7.00%
Expected rate of return on plan assets	9.25%	9.25%	NA	NA
Rate of compensation increase	NA	NA	NA	NA

The aggregate projected benefit obligations and fair value of assets for the defined benefit plan with projected benefit obligations in excess of assets for the respective years was as follows:

	2002	2001
	(in thousands)
Projected benefit obligations	$7,422	$7,480
Plan assets	—	—

Cone’s nonqualified pension plan was the only pension plan with an accumulated obligation in excess of the fair value of plan assets. There are no plan assets due to the nature of the plan. Accumulated benefit obligations for this plan were $7.4 million and $7.5 million for 2002 and 2001, respectively.

The following table provides the components of net periodic benefit cost for fiscal years 2002, 2001 and 2000:

	Defined Benefit Plans			Other Retiree Benefits
	2002	2001	2000	2002	2001	2000
	(in thousands)
Service cost	$699	$1,660	$2,433	$54	$60	$98
Interest cost	5,007	5,056	5,182	184	205	213
Expected return on plan assets	(6,836)	(6,111)	(5,266)	—	—	—
Curtailment	—	888	—	—	—	—
Amortization of prior service cost (income)	7	24	(23)	(171)	(172)	—
Amortization of transition amount	1	69	131	—	—	114
Recognized net actuarial loss (gain)	825	661	680	137	238	(70)
Special termination benefits	—	—	—	—	135	—

Net periodic benefit cost	$(297)	$2,247	$3,137	$204	$466	$355

Cone recorded a $0.9 million curtailment loss in 2001 as a result of freezing the benefits for salaried employees in the qualified and nonqualified pension plans.

Cone has established an exact amount per month that it will pay for postretirement health care benefits with any balance of actual costs being passed on to the covered individual through additional participant contributions. Any change in assumed health care trend rates would have a negligible effect on service and interest cost components and the postretirement benefit obligation.

Note 11. Income Tax Expense (Benefit)

The following tables present the components of the income tax provision (benefit) between continuing and discontinued operations, the components from continuing operations, a reconciliation of the U.S. statutory income tax expense (benefit) to the actual income tax expense (benefit), and the components and items comprising net deferred income tax liability.

Income Tax Expense (Benefit)	2002	2001	2000
	(in thousands)
Continuing operations	$4,418	$(12,145)	$(12,047)
Discontinued operations	—	(7,185)	(2,577)

	$4,418	$(19,330)	$(14,624)

Components of Income Tax Provision (Benefit)
	2002			2001			2000
	Current	Deferred	Total	Current	Deferred	Total	Current	Deferred	Total
	(in thousands)
Federal	$—	$4,473	$4,473	$(12)	$(11,139)	$(11,151)	$(1,999)	$(9,654)	$(11,653)
State, local and foreign	88	(143)	(55)	219	(1,213)	(994)	650	(1,044)	(394)

	$88	$4,330	$4,418	$207	$(12,352)	$(12,145)	$(1,349)	$(10,698)	$(12,047)

Reconciliation of Income Tax Expense (Benefit)	2002	2001	2000
	(in thousands)
Statutory U.S. tax	$5,525	$(12,341)	$(11,310)
State income tax benefit, net of federal tax	(59)	(733)	(646)
Tax benefit from extraterritorial income exclusion	(671)	(1,330)	(315)
Foreign affiliates (earnings) losses with no U.S. tax effect	(439)	72	(588)
Increase in valuation allowance	87	1,956	—
Other	(25)	231	812

	$4,418	$(12,145)	$(12,047)

Components of Net Deferred Income Tax Liability	2002	2001	2000
	(in thousands)
Deferred income tax assets	$(51,594)	$(59,766)	$(49,816)
Less: Valuation allowance	2,043	1,956	—

Net deferred income tax assets	(49,551)	(57,810)	(49,816)
Deferred income tax liabilities	64,435	68,323	79,588

Net deferred income tax liability	$14,884	$10,513	$29,772

Items Comprising Net Deferred Income Tax Liability	2002	2001	2000
	(in thousands)
Property, plant & equipment — principally depreciation	$27,868	$29,924	$35,134
Alternative minimum tax credit	(7,745)	(7,745)	(7,745)
Accrued expenses	(966)	(1,352)	(825)
Inventories	14,687	19,576	26,301
Intangible assets	—	—	(6,981)
Allowances for accounts receivable	(1,264)	(2,118)	(1,615)
Employee benefits	6,533	2,263	1,914
Net operating loss carryforward	(24,711)	(30,159)	(15,086)
Impairment of unconsolidated affiliates	(2,043)	(1,956)	—
Valuation allowance	2,043	1,956	—
Other — net	482	124	(1,325)

	$14,884	$10,513	$29,772

Cone recorded a valuation allowance during 2002 and 2001 on the deferred tax assets that resulted from the non-cash impairment charges totaling $0.3 million and $5.6 million in 2002 and 2001, respectively, related to Cone's investment in certain of its unconsolidated affiliates, Ashima and CIPSA. The impairment charges will result in future deductible capital losses; however, Cone does not expect to have taxable capital gains in the future to realize these tax deductible losses. Thus, Cone has established a valuation allowance on the resulting deferred tax assets.

As of December 29, 2002, Cone has available for income tax purposes approximately $72.7 million in federal net operating loss carryforwards that may be used to offset future taxable income. These loss carryforwards expire in fiscal years 2019 through 2021. Cone also has alternative minimum tax credit carryforwards of $7.7 million that are available to reduce future regular income taxes over an indefinite period.

Note 12. Supplemental Cash Flow Information

	2002	2001	2000
	(in thousands)
Cash Payments (Receipts) For:
Interest	$15,605	$18,073	$18,051

Income tax refunds	$(64)	$(249)	$(74)

Noncash Financing Activities, Stock dividend — Class A Preferred Stock	$3,920	$3,881	$2,845

Net Cash Provided By (Used In) Discontinued Operations:
Net Loss	$—	$(13,341)	$(5,003)
Depreciation	—	149	144
Loss on sale and writedown of property, plant and equipment	—	310	56
Amortization	—	4	4
Change in operating assets and liabilities:
Accounts receivable	—	6,125	(595)
Inventories	—	27,194	(2,485)
Other assets	—	2,580	90
Accounts payable and other accrued expenses	—	(28,303)	8,006

	$—	$(5,282)	$217

Note 13. Capital Stock

All Class A Preferred Stock is held by Cone’s 1983 Employee Stock Ownership Plan (“ESOP”) except shares held by a former participant who elected to receive shares in a distribution of account balances. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock of $100 per share plus accrued and unpaid dividends.

Holders of Class A Preferred Stock are entitled to receive dividends on the 31st day of March of each year from funds legally available therefor when, as and if declared by the Board of Directors. The dividend rate is established as of April 1 for the succeeding dividend period and is determined by an independent investment bank or appraisal firm selected by the Board of Directors, subject to confirmation by the ESOP trustee. The dividend rate is determined annually and is that rate required to make the fair market value of Class A Preferred Stock equal to its original par value. The dividend rate cannot exceed 13% per annum or be less than 7% per annum. Dividends on Class A Preferred Stock are cumulative, but accumulated dividends do not bear interest. Dividend rates declared for Class A Preferred Stock were 12.00%, 12.00% and 11.75%, respectively for the dividend periods ending March 31, 2003, 2002 and 2001.

Dividends on the Class A Preferred Stock are, at the option of the Board of Directors, paid in cash or by delivery of shares of Cone’s Class A Preferred Stock, Common Stock or by delivery of other “qualifying employer securities” of Cone as that term is used, on the date of such delivery, in Section 407 of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) (or the corresponding section of any future law) or by a combination of the foregoing; provided, however, that on the date of delivery the fair market value of any stock or qualifying employer securities used to pay dividends shall be equal to or greater than the amount of dividends paid therewith. All dividends paid to date on the Class A Preferred Stock have been paid in additional shares of Class A Preferred Stock or cash.

Class A Preferred Stock held by the 1983 ESOP may be redeemed, in whole or in part, at the option of Cone by a vote of the Board of Directors, at a price equal to the greater of $100 per share or the fair market value thereof, plus dividends accrued and unpaid thereon to the date fixed for redemption. The redemption price shall be paid in cash or by delivery of shares of Cone’s Class A Preferred Stock, Common Stock or by delivery of other qualifying employer securities or a combination of the foregoing, at Cone’s option; provided, however, that on the date of delivery the fair market value of any stock or other qualifying employer securities used to pay the redemption price shall be equal to or greater than the redemption price (or portion thereof) paid therewith. The fair market value of Class A Preferred Stock for redemption purposes was determined to be $100.12 per share at December 29, 2002.

Purchases of Class A Preferred Stock by the ESOP may be necessary to provide all or part of the pension due under Cone’s defined benefit plans pursuant to the floor-offset arrangement in connection with the ESOP and to make distributions due to retired or terminated employees. The ESOP is obligated to purchase shares of Class A Preferred Stock from participants and former participants of these plans in accordance with the terms and conditions of the plans, the trust agreements and liquidity agreements thereunder. To the extent the ESOP has insufficient liquidity to make these purchases, it may require Cone to repurchase shares of Class A Preferred Stock. It is within the control of Cone to satisfy the liquidity needs of the ESOP through cash contributions, cash dividends or optional repurchases of the Class A Preferred Stock.

Cone is authorized to issue Class B Preferred Stock but it has no Class B Preferred Stock outstanding nor does it have definite present plans to issue such shares. The Restated Articles of Incorporation provide that the Board of Directors may determine the preferences, limitations and relative rights of the Class B Preferred Stock, including voting rights, which could adversely affect the voting rights of holders of Common Stock. Any Class B Preferred Stock that is authorized and issued shall be junior to Class A Preferred Stock in accordance with the terms of the Restated Articles of Incorporation.

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

On October 14, 1999, Cone’s Board of Directors amended Cone’s Restated Articles of Incorporation creating a series of Class B Preferred Stock (the “Class B Preferred Stock (Series A)”). The number of shares constituting the Class B Preferred Stock (Series A) is 500,000. The Class B Preferred Stock (Series A) is junior to the Class A Preferred Stock and senior to Common Stock in dividends or distributions of assets upon liquidation, dissolution or winding up of Cone. Dividends on the Class B Preferred Stock (Series A) are cumulative and accrue from the quarterly dividend payment date. Each share of Class B Preferred Stock (Series A) entitles the holder thereof to 100 votes on all matters submitted to a vote of shareholders of Cone. These shares were reserved under the Shareholder Rights Plan.

On October 14, 1999, Cone’s Board of Directors adopted a new Shareholder Rights Plan (the “Plan”). Under the terms of the Plan, Cone common stock acquired by a person or a group buying 20% or more of Cone’s common stock would be diluted, except in transactions approved by the Board of Directors.

Under the terms of the Plan, Cone’s Board of Directors declared a dividend distribution of one right (a “Right”) for each outstanding share of Cone’s common stock paid on November 1, 1999, to shareholders of record at the close of business on October 25, 1999. Each Right entitles the registered holder to purchase from Cone a unit (a “Unit”) consisting of one one-hundredth of a share of Class B Preferred Stock (Series A) at a purchase price of $30 per Unit. Under the Plan, the Rights detach and become exercisable upon the earlier of (i) 10 days following public announcement that a person or group of affiliated or associated persons has acquired, or obtained the right to acquire, beneficial ownership of 20% or more of the outstanding shares of Cone’s common stock, or (ii) 10 business days following the commencement of, or first public announcement of the intent of a person or group to commence, a tender offer or exchange offer that would result in a person or group beneficially owning 20% or more of such outstanding shares of Cone’s common stock. The exercise price, the kind and the number of shares covered by each right are subject to adjustment upon the occurrence of certain events described in the Plan.

If Cone is acquired in a merger or consolidation in which Cone is not the surviving corporation, or Cone engages in a merger or consolidation in which Cone is the surviving corporation and Cone’s common stock is changed or exchanged, or more than 50% of Cone’s assets or earning power is sold or transferred, the Rights entitle a holder (other than the acquiring person or group) to buy, at the exercise price, stock of the acquiring company having a market value equal to twice the exercise price. Following an acquisition by any person or group of 20% or more of Cone’s common stock, but prior to the acquisition by such person or group of 50% or more of the outstanding common stock, Cone’s Board of Directors may exchange the Rights (other than the Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of Cone’s common stock, or one one-hundredth of a share of Preferred Stock, per Right.

The Rights expire on October 13, 2009, and are redeemable upon action by the Board of Directors at a price of $0.01 per right at any time before they become exercisable.

While Cone has no definite present plans to issue any Class B Preferred Stock, as a part of its recapitalization plan approved January 17, 2003, Cone could decide to issue shares of Class B Preferred Stock (Series B) (see Note 20, “Long-Term Debt Maturities and Recapitalization Plan” of the Notes to Consolidated Financial Statements).

Note 14. Stock Plans

Cone has several stock plans under which future grants may be made. Cone applies Accounting Principles Board Opinion Number 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for these plans which requires compensation expense for Cone’s options to be recognized only if the market price of the underlying stock exceeds the exercise price on the date of grant. Accordingly, Cone has not recognized compensation expense for any of its options granted.

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

Options to purchase 498,500 shares of common stock were awarded under the 2001 Stock Incentive Plan during 2001. No additional awards were made under this plan in 2002.

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

On May 9, 2000, Cone’s stockholders adopted, as of March 7, 2000, the 2000 Stock Compensation Plan for Non-Employee Directors. An aggregate of 300,000 shares of Common Stock are available for grant under the plan. Each eligible director is granted on a quarterly basis, either shares or equivalent deferred stock units as compensation for director’s fees earned as a retainer for serving as a director in that period and as fees for attendance at regular or special meetings of the Board of Directors or any committee of the Board. The election to receive deferred stock units is effective on an annual basis. The number of shares or deferred stock units is determined by the fair market value (average of highest and lowest prices on the New York Stock Exchange composite tape) of the Common Stock on the fifth trading day after earnings are announced for the most recently ended fiscal quarter.

SFAS No. 123, “Accounting for Stock-Based Compensation,” requires pro forma disclosures for option grants when accounting for stock-based compensation plans in accordance with APB 25. The pro forma effects are determined as if compensation costs were recognized using a fair value based accounting method. The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 1.75% for 2002, 4.00% for 2001 and 6.00% for 2000; expected lives of eight years for 1992 Plan options, and six years for 1994 Plan options and for 2001 Plan options; expected volatility of 57% for 2002, 56% for 2001 and 47% for 2000; and a zero percent dividend yield.

A reconciliation of Cone’s stock option activity and related information follows:

	2002		2001		2000
	Number of Options (thousands)	Weighted- Average Exercise Price	Number of Options (thousands)	Weighted- Average Exercise Price	Number of Options (thousands)	Weighted- Average Exercise Price
Outstanding — beginning of year	2,380	$5.30	1,756	$7.30	1,891	$8.39
Granted	10	3.77	827	1.29	348	4.35
Exercised	(25)	1.31	(1)	1.42	(9)	4.44
Forfeited	(394)	5.85	(197)	6.16	(438)	9.78
Expired	(5)	11.63	(5)	12.88	(36)	6.50

Outstanding — end of year	1,966	$5.21	2,380	$5.30	1,756	$7.30

Exercisable at end of year	1,332	$6.55	1,262	$7.53	950	$9.28

Weighted-average fair value of options granted during year	$2.30		$1.60		$2.65

The following table summarizes information about stock options outstanding at December 29, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (thousands)	Wtd. Avg. Remaining Contract Life	Wtd. Avg. Exercise Price	Number Exercisable (thousands)	Wtd. Avg. Exercise Price
$ 1-5	1,387	7.64	$2.87	755	$3.28
5-9	295	4.27	7.97	293	7.98
9-13	141	1.97	11.89	141	11.89
13-16	143	0.10	15.63	143	15.63

	1,966	6.17	5.21	1,332	6.55

Note 15. Leases

Cone has various leases accounted for as operating leases. Rent expense was $2.9 million, $4.4 million and $4.0 million for 2002, 2001 and 2000, respectively. Future minimum rental payments required under lease agreements for the next five years are $2.4 million for 2003, $2.1 million for 2004, $1.9 million for 2005, $1.8 million for 2006 and $1.6 million for 2007. Aggregate future minimum rental payments total $15.4 million.

Note 16. Contingencies

Cone and its subsidiaries, from time to time, are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on results of operations, financial condition and liquidity of Cone. As of December 29, 2002, no significant litigation existed.

The November 9, 2001, amendment of Cone’s Revolving Credit Facility and Senior Note provided that if Cone were unable to refinance this debt prior to January 15, 2003, Cone would be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone’s outstanding common stock at the time of notice. Cone was unable to refinance this debt by January 15, 2003. On December 2, 2002, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and Senior Note obligation through May 30, 2003. As a part of the December 2, 2002 amendment, the rights to receive this contingent payment if the debt was not refinanced by January 15, 2003, was not waived by the lenders. As part of its recapitalization proposal (see Note 20, “Long-Term Debt Maturities and Recapitalization Plan” of the Notes to Consolidated Financial Statements), Cone has had multiple discussions with its lenders regarding the ultimate resolution of the contingent payment provision. The lenders have not exercised their rights to date and indicated that they have not made a decision on whether to seek to exercise their rights, pending the resolution of the balance sheet recapitalization. Cone will recognize a current period charge in its income statement for these rights if they are exercised or it is deemed probable that the rights will be exercised as part of the recapitalization plan.

Note 17. Earnings (Loss) Per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (“EPS”):

	2002	2001	2000
	(in thousands, except per share data)
Income (loss) from continuing operations	$11,369	$(23,115)	$(20,266)
Preferred stock dividends	(4,128)	(4,140)	(3,853)

Income (loss) from continuing operations available to common stockholders	7,241	(27,255)	(24,119)
Loss from discontinued operations	—	(13,341)	(5,003)

Basic EPS — income (loss) available to common stockholders	7,241	(40,596)	(29,122)
Effect of dilutive securities	—	—	—

Diluted EPS — income (loss) available to common stockholders after assumed conversions	$7,241	$(40,596)	$(29,122)

Determination of shares:
Weighted-average shares	25,723	25,590	25,496
Contingently issuable (unvested restricted shares)	—	(8)	(15)

Basic EPS — weighted-average shares	25,723	25,582	25,481
Effect of dilutive securities	400	—	—

Diluted EPS — adjusted weighted-average shares after assumed conversions	26,123	25,582	25,481

Earnings (loss) per share — basic and diluted:
Income (loss) from continuing operations	$0.28	$(1.07)	$(0.94)
Loss from discontinued operations	—	(0.52)	(0.20)

Earnings (loss) per share — basic and diluted	$0.28	$(1.59)	$(1.14)

The number of potentially dilutive common stock options outstanding using the treasury stock method during 2001 and 2000 were approximately 148,000 and 79,000, respectively, but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

Note 18. Segment Information and Major Customers

Cone has three principal business segments based upon organizational structure: 1) Denim; 2) Commission Finishing and 3) Decorative Fabrics.

In 2001, Cone exited the khaki segment and sold the John Wolf operating division, a component of its decorative fabrics segment. Accordingly, Cone has reflected the operating results of these operations in discontinued operations. (See Note 23, “Discontinued Operations,” of the Notes to Consolidated Financial Statements.)

The denim segment includes denim fabrics in various styles, finishes and weights. The commission finishing segment provides custom printing and plain shade dyeing services. In December 2000, Cone announced the closing of the Raytex plant, part of its commission finishing segment, which was completed in the first quarter of 2001. Sales for the Raytex plant were $2.0 million and $16.9 million for 2001 and 2000, respectively. Operating results for the Raytex plant were a loss of $0.9 million and $6.7 million for 2001 and 2000, respectively. The decorative fabrics segment includes the design and distribution of decorative fabrics for the home furnishings industry.

The percentages of net sales to foreign customers were 38.5%, 38.6% and 34.0% in 2002, 2001 and 2000, respectively. Cone has one denim customer that accounted for more than 10% of net sales. Sales to this customer, as a percentage of net sales, were 33.9%, 37.1% and 38.3% in 2002, 2001 and 2000, respectively. This customer had an outstanding accounts receivable balance with Cone, including amounts accounted for under the A/R Securitization Facility with GECC, of approximately $15.1 million and $18.5 million at December 29, 2002 and December 30, 2001, respectively. Cone has not incurred any losses related to this customer’s accounts receivable.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the commission finishing segment. Equity in earnings of unconsolidated affiliates is included in the denim segment. Restructuring and impairment of asset expenses, inventory charges and facility consolidation charges under Cone’s Reinvention Plan, unallocated expenses, interest and income tax expense (benefits) are not included in segment operating income (loss). Segment identifiable assets include investments in unconsolidated affiliates and pension assets. Denim includes investments in unconsolidated affiliates. Pension assets are included in each segment. Assets in the “Other” segment include cash, income taxes, administrative facilities, deferred charges, miscellaneous receivables and assets of discontinued operations. Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable. Geographic sales dollars are determined generally based on the ultimate destination of the fabric.

Segment Information

Sales, income (loss) from operations, identifiable assets, depreciation and amortization, capital expenditures and geographic sales information for Cone’s operating segments are as follows:

	2002	2001	2000
	(in thousands)
Net Sales
Denim	$365,354	$352,013	$434,609
Commission Finishing	52,503	68,276	79,933
Decorative Fabrics	32,122	41,842	53,023
Other	300	303	820

	450,279	462,434	568,385
Less Intersegment Sales	4,679	12,526	15,782

	$445,600	$449,908	$552,603

Income (Loss) from Operations
Denim	$38,103	$13,369	$35,059
Commission Finishing	2,318	2,317	(6,643)
Decorative Fabrics	(2,933)	755	2,315
Other	(1,802)	(495)	235
Unallocated Expenses	(2,525)	(3,606)	(2,552)

	33,161	12,340	28,414
Reinvention Plan — Inventory Charges and Facility Consolidation Charges	—	(7,489)	—
Restructuring and Impairment of Assets	—	(19,939)	(38,500)

	33,161	(15,088)	(10,086)
Less Equity in Earnings of Unconsolidated Affiliates	2,458	177	2,716

	30,703	(15,265)	(12,802)
Other Expense — Net	17,374	20,172	22,227

Income (Loss) from Continuing Operations Before Income Tax Expense (Benefit) and Equity in Earnings of Unconsolidated Affiliates	$13,329	$(35,437)	$(35,029)

Identifiable Assets
Denim	$232,929	$234,896	$275,376
Commission Finishing	46,500	50,613	53,949
Decorative Fabrics	24,466	28,383	49,941
Other	14,367	20,487	43,950

	$318,262	$334,379	$423,216

Depreciation and Amortization
Denim	$12,546	$13,094	$13,298
Commission Finishing	3,839	4,091	6,623
Decorative Fabrics	2,095	2,262	2,391
Other	1,126	1,245	1,541

	$19,606	$20,692	$23,853

Capital Expenditures
Denim	$4,581	$4,026	$4,677
Commission Finishing	1,261	1,138	2,999
Decorative Fabrics	389	709	373
Other	1,737	1,154	1,719

	$7,968	$7,027	$9,768

Geographic Sales Information
United States	$274,210	$276,339	$364,873
Belgium	57,137	72,036	90,437
North and South America — excluding U.S.	102,620	97,036	73,438
Other	11,633	4,497	23,855

	$445,600	$449,908	$552,603

Note 19. Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, interest rates and foreign exchange rates.

Cotton is the primary raw material for Cone’s fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. At December 29, 2002 and December 30, 2001, Cone considers its cotton derivatives to be cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside the results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred tax benefits, of $0.4 million and $0.3 million at December 29, 2002 and December 30, 2001, respectively. Gains of $1.1 million, $3.0 million and $1.7 million were credited to cost of goods sold in 2002, 2001 and 2000, respectively. The ineffective portion of derivative gains and losses is reported in cost of goods sold immediately. Hedge ineffectiveness for 2002 and 2001 was immaterial.

Cone adopted SFAS No. 133 and SFAS No. 138 as of January 1, 2001. Cone determined that its interest rate swap agreement was an ineffective hedge under the new standards. Because of the transition provision of SFAS No. 133, Cone did not recognize a cumulative effect of an accounting change affecting results of operations related to its interest rate swap agreement at January 1, 2001. The adjustment of the carrying value of debt in the amount of approximately $2.7 million on January 1, 2001, recorded under the transition provisions of the new standards, was amortized to results of operations over the period to swap termination. During 2001, Cone recognized a gain on the change in the fair value of this derivative instrument of $2.7 million, which is reflected in the “Other” caption in the consolidated statements of operations. Effective October 4, 2001, the interest rate swap agreement was terminated for a total cost of $50,000. Cone recognized a charge of $2.7 million in 2001, which is reflected in the “Other” caption in the consolidated statements of operations, for the write off of the swap’s unamortized transition liability that resulted from the adoption of SFAS No. 133.

The carrying amounts of cash, accounts receivable, certain other financial assets, accounts payable and borrowings under the Revolving Credit Facility are reasonable estimates of their fair value at December 29, 2002 and December 30, 2001.

The fair value of Cone’s long-term debt, excluding borrowings under the Revolving Credit Facility, is estimated based on the quoted market prices for the same or similar issues or on the current rates offered for debt of the same remaining maturities.

The carrying amount and estimated fair value of certain financial instruments at December 29, 2002 and December 30, 2001 are as follows:

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Long-Term Debt
Senior Note	$22,170	$22,170	$27,155	$27,311
8 1/8% Debentures	99,019	62,130	98,575	45,000

The fair value of the 8 1/8% Debentures was significantly lower than its carrying value at the end of 2002 and 2001 as a result of increased market spreads from treasury benchmarks for high yield debt and Cone’s past operating performance.

Note 20. Long-Term Debt Maturities and Recapitalization Plan

As disclosed in Note 9, “Long-Term Debt,” Cone’s existing Revolving Credit Facility and Senior Note obligation mature on May 30, 2003. As required by its lending agreements, Cone presented a recapitalization proposal to its lenders prior to January 22, 2003.

On January 16, 2003 Cone entered into a letter of intent with WLR Recovery Fund II, L.P. (“WLR”), a fund managed by W.L. Ross and Company, in which WLR would purchase up to $27.0 million of convertible notes to support a recapitalization of Cone’s balance sheet. The convertible notes would first be offered to common stockholders. Funds managed by W.L. Ross and Company currently hold 50% of Cone’s Revolving Credit Facility and a portion of its bonds. The recapitalization plan contemplated by the letter of intent contains the following elements:

•	Existing lenders and bondholders would be asked to extend maturities by two to three years and make other modifications to their agreements;

•	The contingent payment rights as described in Note 16, “Contingencies,” would be satisfied by the issuance of $1 million of common stock at the closing of the transaction;

•	Cone would distribute to present holders of its common stock nontransferable rights to purchase up to $27.0 million of convertible notes. Any notes not purchased in the offering by common stockholders would be available for purchase by directors and employees, and any remaining notes would then be purchased by WLR; and

•	The new notes would bear interest at 12% per annum and be convertible into common stock at a $1.00 per share.

This recapitalization plan is subject to a number of contingencies and conditions, including negotiation of a final agreement with WLR, agreement to the proposed changes by Cone’s lenders and bondholders, approval of certain elements of the plan by Cone’s common stockholders, and the effectiveness of certain registration statements to be filed with the Securities and Exchange Commission.

This recapitalization plan was presented to the lenders of the Revolving Credit Facility and Senior Note in January 2003. Cone has not received a formal response from these lenders regarding its proposal. Cone is unable to predict whether the lenders will ultimately accept its recapitalization proposal or modifications thereof. Based upon improved operating results and financial position in 2002, Cone believes that the maturity of the Revolving Credit Facility and Senior Note will be extended as needed to support ongoing operations. However, given the lack of liquidity in the capital markets and the negative perception by lenders regarding the U.S. textile industry, there is no assurance that Cone will be able to refinance or replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone.

Note 21. Related Party Transactions

Cone has various transactions in the normal course of business with its unconsolidated affiliated companies. Cone purchases denim and yarn from Parras Cone under a transfer pricing arrangement that is a part of the Commercial Agreement between Parras Cone, Cone and its joint venture partner, CIPSA. Purchases of denim and yarn from Parras Cone were $63.7 million, $56.6 million and $70.1 million in 2002, 2001 and 2000, respectively. Cone received $1.0 million in management fees from Parras Cone in 2002, 2001 and 2000 for production management, cotton buying, administrative support and engineering services. In addition, Cone sold looms to Parras Cone in 2001 for $2.9 million, the approximate net book value of the equipment at the time of sale. Cone also paid $2.5 million, $2.2 million and $2.7 million in marketing fees to CIPSA in 2002, 2001 and 2000, respectively. At December 29, 2002 and December 30, 2001, Cone had amounts due to Parras Cone recorded in accounts payable of $9.6 million and $9.1 million, respectively.

Note 22. Restructuring and Impairment of Assets

In recent years, Cone has undertaken a number of restructuring activities to concentrate on businesses in which it has a leadership position, to redeploy human and capital resources to those core businesses, and to lower manufacturing costs.

The restructuring and impairment of assets charges, before income taxes, were $19.9 million and $38.5 million in 2001 and 2000, respectively. There were no restructuring charges incurred in 2002.

2001

During the year 2001, Cone implemented its Reinvention Plan, which was an entire assessment of how Cone competed in each of its businesses. The goal of the Reinvention Plan was to significantly reduce costs and to reduce Cone’s investment in inventories and non-core assets. Reinvention Plan initiatives included the consolidation of two denim manufacturing facilities into one, the downsizing of sales and administrative staffs, aggressive inventory liquidations and the sale of non-core assets. Inventory to be liquidated was written down to its estimated net realizable value based on its disposal as a closeout rather than a core product. Non-core asset values were reviewed and adjusted to reflect the rapidly declining value of textile equipment available for sale.

A by-product of the Reinvention Plan was the decision to sell the John Wolf business unit and to exit khaki. Losses on these business units are reflected in discontinued operations.

The restructuring and impairment charges, before income taxes, were $19.9 million for 2001, and related primarily to the denim segment. The Reinvention Plan included:

•	Non-cash charges for the impairment of property and equipment totaling $9.3 million.

•	Terminal leave pay and benefits for salaried employees totaling $3.5 million. The restructuring initiatives resulted in the reduction of the workforce by 640 employees, primarily at Cone’s corporate office and the Rutherford County facilities.

•	Recognition of a net pension curtailment loss of $0.9 million as a result of freezing the benefits for salaried employees in the qualified and nonqualified pension plans. (See Note 10, “Pensions and Other Benefit Programs” of the Notes to Consolidated Financial Statements.)

•	Non-cash impairment losses on its investments in Ashima and CIPSA, totaling $5.6 million.

•	Fees related to review of the workforce totaling $0.6 million.

2000

The market segment served by the Raytex plant, part of Cone’s commission finishing segment, deteriorated during late 1999 and early 2000. In December 2000, as a result of the adverse market positions, Cone announced the closing of the Raytex plant that was completed in the first quarter of 2001.

During the fiscal year 2000, restructuring and impairment charges included:

•	Non-cash charges of $24.0 million for the write-off of intangible assets and $13.8 million for the write down of property, plant and equipment at Cone’s Raytex plant, part of the commission finishing segment.

•	Terminal leave pay and benefits for salaried employees totaling $1.0 million. The restructuring initiatives resulted in the reduction of the workforce by approximately 47 employees at the Raytex plant.

The 2000 restructuring and impairment charges were partially offset by a $0.3 million gain on the sale of Carlisle equipment originally reserved in the 1999 restructuring and impairment charges. Cone classified the gain as a reversal of restructuring charges in the fiscal 2000 statement of operations.

Other Matters

Assets that have been sold, or are available for sale at December 29, 2002, and are no longer in use, were written down to their estimated fair values less costs to sell. Determination of fair market value was based upon in-house engineering and purchasing appraisals and surveys with used equipment dealers. Assets available for sale are included in the Property, Plant and Equipment caption on the balance sheet in the carrying amount of $4.2 million and $7.2 million at December 29, 2002 and December 30, 2001, respectively. (See Note 6, “Property, Plant and Equipment” of the Notes to Consolidated Financial Statements.)

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

Other expenses related to the comprehensive reorganization program, including losses on inventories of discontinued styles, of approximately $6.1 million and $1.9 million in 2001 and 2000, respectively, were charged to cost of goods sold as incurred. Inventory writedowns related to discontinued styles are booked at expected net realizable value based upon the style or category of inventory.

A roll-forward of the activity related to Cone’s restructuring charges for the years 2000, 2001 and 2002 follows:

	Corporate & Textile Products Group	Raytex	Salisbury & Yarn-Dyed Products	Carlisle	Total
	(in thousands)
Balance, January 2, 2000	$718	$—	$191	$939	$1,848

Additions:
Terminal leave and related benefits	—	964	—	—	964

Deductions:
Terminal leave and related benefits	(718)	—	(191)	(939)	(1,848)

Terminal leave and related benefits	—	964	—	—	964

Balance, December 31, 2000	$—	$964	$—	$—	$964

Additions:
Terminal leave and related benefits	3,535	—	—	—	3,535
Pension curtailment*	888	—	—	—	888
Consulting fees*	600	—	—	—	600

	5,023	—	—	—	5,023

Deductions:
Terminal leave and related benefits	(2,896)	(964)	—	—	(3,860)
Pension curtailment*	(888)	—	—	—	(888)
Consulting fees*	(600)	—	—	—	(600)

	(4,384)	(964)	—	—	(5,348)

Terminal leave and related benefits	639	—	—	—	639

Balance, December 30, 2001	$639	$—	$—	$—	$639

Deductions:
Terminal leave and related benefits	(581)	—	—	—	(581)

	(581)	—	—	—	(581)

Terminal leave and related benefits	58	—	—	—	58

Balance, December 29, 2002	$58	$—	$—	$—	$58

*	Items expensed as incurred.

Note 23. Discontinued Operations

On August 10, 2001, Cone sold substantially all of the assets, with the exception of outstanding accounts receivable, of the John Wolf converted fabrics business, a component of its decorative fabrics segment, to an unrelated third party and exited the decorative fabrics converting business.

In connection with the sale and discontinuance of the converted fabrics business, Cone recognized a loss of $6.4 million. This loss includes a charge for terminal leave pay and benefits for salaried employees of $1.1 million and lease termination charges of $0.2 million related to its leased office space in New York. The discontinuance of the converted fabrics business resulted in the reduction of Cone’s workforce by 18 employees.

Based upon the weaknesses of the domestic khaki business, Cone’s market position in khaki, including the sustained losses and long-term outlook for khaki fabrics produced in North America, Cone decided to exit its khaki business in the fourth quarter of fiscal year 2001.

Cone did not have any significant continuing involvement in the operations of businesses exited in fiscal 2001. Thus, the results of these businesses have been reflected as discontinued operations and prior periods have been restated accordingly.

Net sales and losses from discontinued operations were as follows:

	2001	2000
	(in thousands)
Net Sales
John Wolf	$14,926	$24,268
Khaki	27,284	40,850

	$42,210	$65,118

Pretax loss from discontinued operations
John Wolf	$(4,648)	$(3,957)
Khaki	(9,481)	(3,623)

	(14,129)	(7,580)
Pretax loss on sale of John Wolf	(6,397)	—
Income tax benefit	7,185	2,577

Net loss from discontinued operations	$(13,341)	$(5,003)

Asset and liability balances related to these discontinued operations at December 30, 2001, are as follows:

	2001
	John Wolf	Khaki
Accounts receivable	$388	$5,001
Inventories	3	1,767
Other assets	2	1,028
Property, plant and equipment	244	—

	$637	$7,796

Accounts payable and other accrued expenses	$1,678	$176

Note 24. Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31, 2002	June 30, 2002	Sept. 29, 2002	Dec. 29, 2002
	(in thousands, except per share data)
Net sales	$105,820	$125,837	$111,688	$102,255
Gross profit	14,305	17,267	17,063	14,585
Income from continuing operations	6,676	7,801	8,443	7,783
Equity in earnings (losses) of unconsolidated affiliates	(47)	729	923	853
Net income	$1,440	$3,093	$3,843	$2,993
Income available to common stockholders	$408	$2,015	$2,806	$2,012
Earnings per share — basic and diluted	$0.02	$0.08	$0.11	$0.08

Weighted-average shares outstanding
Basic	25,667	25,692	25,739	25,757
Diluted	26,010	26,109	26,153	26,148
Common stock prices
High	$2.67	$4.11	$3.20	$2.75
Low	$1.80	$2.65	$2.19	$1.72

	Quarters Ended
	April 1, 2001	July 1, 2001	Sept. 30, 2001	Dec. 30, 2001
Net sales	$132,661	$121,728	$106,957	$88,562
Gross profit	12,548	5,406	11,395	11,086
Income (loss) from continuing operations	3,150	(24,082)	3,291	2,376
Equity in earnings (losses) of unconsolidated affiliates	349	223	(88)	(307)
Loss from discontinued operations	(2,001)	(5,497)	(4,735)	(1,108)
Net loss	$(2,903)	$(26,465)	$(4,604)	$(2,484)
Loss available to common stockholders	$(3,903)	$(27,532)	$(5,677)	$(3,484)
Loss per share — basic and diluted
Continuing Operations	$(0.07)	$(0.86)	$(0.04)	$(0.10)
Discontinued Operations	(0.08)	(0.22)	(0.18)	(0.04)

	$(0.15)	$(1.08)	$(0.22)	$(0.14)

Weighted-average shares outstanding
Basic	25,518	25,557	25,595	25,637
Diluted	25,518	25,557	25,595	25,637
Common stock prices
High	$4.00	$2.64	$1.83	$1.90
Low	$2.56	$1.11	$1.30	$1.50

The number of holders of record of Cone’s Common Stock as of January 31, 2003 was 286.

No dividends have been declared on Common Stock since 1984, and Cone’s financing agreements currently prohibit it from paying dividends on its Common Stock. Payment of cash dividends in the future will depend upon Cone’s financial condition, results of operations, current and anticipated capital requirements, and other factors deemed relevant by Cone’s Board of Directors.

In the second quarter of 2001, Cone implemented its Reinvention Plan. The Reinvention Plan included recording restructuring and impairment of asset charges of $19.7 million including severance and other costs of $3.3 million ($0.08 per share, net of tax), $9.3 million ($0.24 per share, net of tax) to write-down property and equipment to its estimated net realizable value less costs to sell, $0.6 million ($0.02 per share, net of tax) for consulting fees, $0.9 million ($0.02 per share, net of tax) related to the curtailment on Cone’s defined benefit plans for salaried employees, and $5.6 million ($0.22 per share, net of tax) for the impairment of Cone’s investment in certain unconsolidated affiliates. Additionally, a charge of $7.5 million ($0.19 per share, net of tax) was recorded in the second quarter of 2001 to reflect write-down of certain inventory values.

In the third quarter of 2001, Cone recognized $2.0 million ($0.05 per share, net of tax) mark-to-market gain related to its interest rate swap derivative instrument. The interest rate swap derivative instrument was terminated on October 4, 2001, at which time the remaining unamortized amount was written off in the amount of $2.1 million ($0.05 per share, net of tax). See Note 19, “Financial Instruments,” of the Notes to Consolidated Financial Statements. In the fourth quarter of 2001, Cone recognized an additional restructuring charge of $0.2 million ($0.01 per share, net of tax) related to severance and other costs. See Note 22, “Restructuring and Impairment of Assets,” of the Notes to Consolidated Financial Statements.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name of Nominee	Age	Principal Occupation; Business Experience Past Five Years; and other Directorships	Director Since

		CLASS I (Term expiring 2005)

John L. Bakane	52	President and Chief Executive Officer of the Corporation (1998 – Present); Chief Operating Officer of the Corporation (1998); Executive Vice President of the Corporation (1995 – 1998); President, Apparel Products Group of the Corporation (1997 – 1999); Chief Financial Officer of the Corporation (1988 – 1997); Vice President of the Corporation (1986 – 1995).	1989

Haynes G. Griffin	56	Member, Prospect Partners LLC, a business advisory firm, and Chief Executive Officer, Gemini Networks, Inc., a supplier of high-speed data access to internet and other content providers (1999 – Present); Founding President and Chief Executive Officer of Vanguard Cellular Systems, Inc., which was acquired by AT&T in 1999.	1999

Charles M. Reid	68	Director and Chairman of United Guaranty Corporation, a member company of American International Group (2001 – Present); President and CEO of United Guaranty (1987 – 2001).	1988

		CLASS II (Term expiring 2003)

Jeanette C. Kimmel	64	Private Investment Management.	1971

David T. Kollat	64	Founder and President of 22, Inc., a company specializing in research and consulting for retailers and soft goods manufacturers (1987 – Present); Executive Vice President, The Limited Inc. (1976 – 1987); Director, Cooker Restaurant Corporation, Cheryl and Co., Big Lots, Wolverine World Wide, SBC Advertising, Christy and Associates, Select Comfort, and Retail Forward.	1999

John W. Rosenblum	59	Dean Emeritus, Darden Graduate School of Business, University of Virginia (2001 – Present); Professor, Jepson School of Leadership Studies, University of Richmond (2000 – 2001); Dean, Jepson School Business Administration (1996 – 2000); Director, Chesapeake Corporation, and Grantham, Mayo, Van Otterloo & Co., LLC.	1993

		CLASS III (Term expiring 2004)

Doris R. Bray	65	Member, Schell Bray Aycock Abel & Livingston P.L.L.C., Attorneys at Law (1987 – Present).	1989

Marc H. Kozberg	41	Chief Executive Officer, Oak Ridge Capital Group, Inc., (2003 – Present); President, Equity Investment Advisors (2001 – 2002); President, Dougherty Value Advisors (2000 – 2001); President of Dougherty Summit Advisors and a General Partner of Summit Capital Appreciation Fund LP (1998 – 2000); Senior Vice President of Investments, Dougherty Summit Securities LLC (1995 – 1998).	1999

Dewey L. Trogdon	71	Chairman of the Board of Directors (1981 – Present); Chief Executive Officer of the Corporation (1980 – 1990); President of the Corporation (1979 – 1980; 1987 – 1989).	1978

Cyrus C. Wilson	65	Independent Consultant in international marketing and business development (1993 – Present); Partner, Price Waterhouse L.L.P., (1985 – 1993); Director, R. W. Sidley Corporation (2001 – Present); Faculty, Citadel University (2002 – Present).	1998

Information regarding executive officers is included as Item 4A in Part I.

Item 11. EXECUTIVE COMPENSATION

The following information relates to all compensation awarded to, earned by or paid pursuant to a plan or otherwise, to (i) the Chief Executive Officer of Cone (the “CEO”) and (ii) the four most highly compensated executive officers, other than the CEO, who were serving as executive officers of the Corporation on December 29, 2002. The CEO and the four most highly compensated officers are referred to herein as the Named Executive Officers.

The following information does not reflect any compensation earned and paid to the Named Executive Officers subsequent to December 29, 2002, unless otherwise indicated.

SUMMARY COMPENSATION TABLE

	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	Restricted Stock Awards ($)(3)	Underlying Options (#)	LTIP Payouts ($)	All Other Compensation ($)(4)
John L. Bakane	2002	512,502	407,438	—	—	—	—	6,873
President and Chief Executive	2001	500,000	—	—	—	75,000	—	7,560
Officer	2000	442,000	70,000	—	—	20,000	—	9,760

Gary L. Smith	2002	255,000	197,453	—	—	—	—	6,873
Executive Vice President	2001	250,000	28,000	—	—	50,000	—	5,820
and Chief Financial Officer	2000	209,600	41,500	—	—	40,000	—	5,071

Thomas E. McKenna	2002	255,000	184,320	—	—	—	—	6,873
Executive Vice President,	2001	250,000	22,000	—	—	50,000	—	5,820
Denim Merchandising and Marketing	2000	200,834	35,900	—	—	40,000	—	5,033

Marvin A. Woolen, Jr.	2002	255,000	151,908	—	—	—	—	6,873
Vice President,	2001	250,000	15,000	—	—	40,000	—	5,820
Cotton Purchasing	2000	242,000	30,100	—	—	40,000	—	10,167

Michael J. Whisenant	2002	227,502	166,060	—	—	—	—	6,506
Executive Vice President,	2001	215,000	22,000	—	—	50,000	—	5,576
Denim Products Operations	2000	195,000	34,900	—	—	40,000	—	7,227

(1)	Incentives were paid pursuant to a management incentive plan for 2000. Discretionary bonuses were paid to certain individuals for 2001 and in 2002. Mr. Bakane declined the opportunity to be considered for either discretionary bonus. Incentives were paid pursuant to an executive incentive plan for 2002. The table reflects the total incentive paid for 2002. See “Compensation Committee Report on Executive Compensation”.
(2)	Does not include the amount of the incremental cost of certain incidental benefits, perquisites and other benefits, securities or property which in the aggregate do not exceed the lesser of $50,000 or 10% of the total amount of salary and bonus reported for the Named Executive Officers.
(3)	Represents the market value on the date of grant of the award of restricted stock pursuant to the 1992 Amended and Restated Stock Plan. None were awarded in 2002.
(4)	Represents Cone’s matching contributions to the 401(k) Program and the dollar value of insurance premiums paid by Cone with respect to group term life insurance and universal life insurance for benefit of the Named Executive Officers as follows:
A.	401(k) Plan matching contributions for 2002 were $4,400 for each of Mr. Bakane, Mr. Smith, Mr. McKenna, Mr. Whisenant, and Mr. Woolen.
B.	Insurance premiums for 2002: Mr. Bakane ($2,473); Mr. Smith ($2,473); Mr. McKenna ($2,473); Mr. Woolen ($2,473); and Mr. Whisenant ($2,106).
C.	A service award of $2,500 was paid to Mr. Bakane in 2000 pursuant to Cone’s service award program.

Option/SAR Grants Table

There were no options granted to the Named Executive Officers during the fiscal year ended December 29, 2002.

Aggregated Option Exercises and Year-End Option Value Table

The following table shows stock option exercises by the Named Executive Officers during 2002, including the aggregate value of gains on the date of exercise (“Value Realized”). The table also sets forth the number of shares covered by exercisable and unexercisable options as of December 29, 2002, and the values of “in-the-money” options, which are options where the fiscal year-end market price of the underlying Common Stock exceeds the exercise price of such stock options.

AGGREGATED OPTION EXERCISES IN FISCAL YEAR 2002 AND

FISCAL YEAR END OPTION VALUES

(a)	(b)	(c)	(d)	(e)
			Number of Securities Underlying Unexercised Options at 12/29/02 (#)	Value of In-the-Money Options at 12/29/02 ($)(1)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Exercisable/ Unexercisable	Exercisable/ Unexercisable
John L. Bakane	—	—	208,850 / 54,500	20,700 / 31,050
Gary L. Smith	—	—	85,000 / 49,000	13,800 / 20,700
Thomas E. McKenna	—	—	63,000 / 48,000	13,800 / 20,700
Marvin A. Woolen, Jr.	—	—	75,000 / 43,000	11,040 / 16,560
Michael J. Whisenant	—	—	65,000 / 48,000	13,800 / 20,700

(1)	Based on $1.80 fair market value (closing price of NYSE) on December 27, 2002, the last trading day of fiscal year 2002.

Pension Plan Table

Average Annual Compensation for the Highest Consecutive Five Years During Last Ten Years Before Retirement	Approximate Annual Benefit ($) for Years of Service Indicated
	15th Year		20th Year		25th Year		30th Year		35th Year
	PP	NQP	PP	NQP	PP	NQP	PP	NQP	PP	NQP
$200,000	59,800	5,414	76,700	4,955	89,400	3,379	100,100	2,532	107,300	1,436
$250,000	63,200	18,490	82,100	20,973	96,700	20,498	109,000	21,120	117,300	20,564
$300,000	63,200	34,990	82,100	42,373	96,700	44,898	109,000	48,620	117,300	49,664
$400,000	63,200	67,890	82,100	85,173	96,700	93,798	109,000	103,520	117,300	107,864
$500,000	63,200	100,890	82,100	127,973	96,700	142,598	109,000	158,420	117,300	166,064
$600,000	63,200	133,790	82,100	170,773	96,700	191,498	109,000	213,320	117,300	224,264
$700,000	63,200	166,690	82,100	213,573	96,700	240,398	109,000	268,220	117,300	282,464
$800,000	63,200	199,690	82,100	256,473	96,700	289,198	109,000	323,120	117,300	340,564
$900,000	63,200	232,590	82,100	299,273	96,700	338,098	109,000	378,020	117,300	398,764
$1,000,000	63,200	265,590	82,100	342,073	96,700	386,898	109,000	432,920	117,300	456,964

The above table sets forth in the “PP” column the estimated annual benefits payable upon retirement in 2003 at age 65 under the salaried employee program of the Pension Plan of Cone Mills Corporation (the “PP”) in the compensation and years of service categories indicated. Benefit amounts shown are payable for life with no contingent death benefits. Benefits are based upon total annual salary and bonus, compensation in excess of the amount covered by Social Security as determined in the year of retirement, and total years of service. The years of service credited as of March 21, 2003 for the Named Executive Officers are: Mr. Bakane — 27 years; Mr. Smith — 21 years; Mr. McKenna – 21 years; Mr. Woolen — 7 years; and Mr. Whisenant – 35 years. The accrued benefits under the Pension Plan for salaried employees were frozen as of June 30, 2001, after granting 18 months of additional accredited service. Service after June 30, 2001, accrues no additional benefits but does count towards vesting and early retirement subsidies.

Pension benefits under the PP are subject to certain limitations imposed by the Internal Revenue Code of 1986, as amended, (“Internal Revenue Code” or “Code”). The aggregate annual pension that may be paid under the PP and all other defined benefit plans of Cone taken together is generally restricted to $160,000 in 2002 and $160,000 in 2003. In addition, the Internal Revenue Code limits annual compensation of each employee that can be taken into account in computing pension benefits to $200,000 in 2002 and $200,000 in 2003. These amounts may be adjusted in the future for cost of living as provided in the Internal Revenue Code. Pension benefits that cannot be paid from the PP for salaried employees by reason of the limitations in the Internal Revenue Code are provided by the Corporation’s Excess Benefit Plan and by the Supplemental Executive Retirement Plan, both of which are unfunded, nonqualified benefit plans. Such amounts are identified in the above table in the columns headed “NQP”. Accrued benefits under these plans were also frozen as of June 30, 2001. Cone has established a “rabbi” trust agreement that will be funded upon a change of control with the accrued vested benefits in these nonqualified plans. A change of control is defined as a transaction in which a 50% change in the ownership of the outstanding shares occurs, a report is filed with the Securities and Exchange Commission on Schedule 13D or 14D-1, disclosing that a person has become the beneficial owner of more than 50% of the Common Stock, or a change in the majority of the directors during a two-year period of time not approved by two-thirds of the directors who were in office at the beginning of the period.

Cone accrues annually the estimated expense for providing benefits under the PP and the nonqualified plans, as determined by an independent consulting actuary; however, this expense cannot be specifically allocated to any individual or to the Named Executive Officers as a group under the funding method used by the actuary.

Pension benefits provided by the PP with respect to service after 1983 are subject to a “floor offset” arrangement in conjunction with the Cone Mills Corporation 1983 ESOP (the “1983 ESOP”), a separate defined contribution pension plan maintained by Cone. The amounts shown in the above table are calculated on the assumption that the participant elects to receive the maximum pension benefit available under the PP, and in accordance with the terms of each plan, authorizes a transfer of funds in his 1983 ESOP account to the trustee of the PP in a dollar amount equal to the actuarial equivalent of the pension benefit attributable to service after 1983. The balance, if any, in the 1983 ESOP account will be distributed to the participant. To the extent that a participant’s 1983 ESOP account is insufficient to fund the pension benefits attributable to service after 1983, the cost of benefits not covered by the 1983 ESOP will be funded through the PP. If the participant does not elect to transfer funds from his 1983 ESOP account to the trustee of PP, his account balance will be distributed in accordance with the terms of the 1983 ESOP, and his pension payable from the PP with respect to service after 1983 will be reduced (but not below zero) by the actuarial equivalent of his 1983 ESOP account balance. The 1983 ESOP is designed to invest primarily in qualifying securities under ERISA. Assets of the 1983 ESOP consist of shares of Cone’s Class A Preferred Stock and other money market and marketable debt securities that are allocated to individual accounts of participants. The fair market value of the stock is determined by independent appraisal performed several times each year. No contributions to the 1983 ESOP have been made for salaried employees since 1986. The value of the account in the 1983 ESOP for each of the Named Executive Officers as of December 31, 2002 was: Mr. Bakane — $112,360; Mr. Smith — $44,246; Mr. McKenna — $59,523; Mr. Woolen — $0; and Mr. Whisenant — $123,985.

Performance Graph

The following graph compares the percentage change in the cumulative total shareholder return in Cone’s Common Stock with the cumulative return of the Standard & Poor’s 500 Stock Index and with a peer group index for the period from December 31, 1997, to December 31, 2002 (assuming the reinvestment of any dividends and an investment of $100 in each on December 31, 1995). The peer group index has been constructed by calculating the cumulative total return of the common stock of the following companies: Burlington Industries, Inc.; Delta Woodside Industries, Inc.; Culp, Inc.; Galey & Lord, Inc.; Guilford Mills, Inc.; Westpoint Stevens, Inc.; Dan River, Inc.; Quaker Fabric Corp.; Tarrant Apparel Group; and Unifi, Inc. The return of each peer company was weighted according to its stock market capitalization as of the beginning of the period.

COMPARISON OF SHAREHOLDER RETURN

AMONG CONE, S&P 500 AND PEER GROUP

	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002
Cone Mills	$100	$73	$58	$33	$23	$22
S&P 500	$100	$129	$156	$141	$125	$97
Peer Group	$100	$62	$31	$18	$12	$10

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth each person or entity that may be deemed to have beneficial ownership of more than five percent (5%) of Cone’s outstanding Common Stock:

Name of and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percentage of Class
Kozberg Group
701 Xenia Avenue South
Suite 130
Golden Valley, MN 55416	2,226,649	(2)	8.6%

Dimensional Fund Advisors Inc.
1299 Ocean Avenue, 11th Floor
Santa Monica, CA 90401	2,081,800	(3)	8.1%

(1)	Does not include Vanguard Fiduciary Trust Company, trustee of the Company Stock Fund of the 401(k) Program, which held of record for the plan 2,356,231 shares of Common Stock on March 7, 2003. This represents 9.1% of Cone’s outstanding Common Stock. The plan trustee votes shares held in the plan pursuant to the instructions provided by participants through the exercise of pass-through voting rights. Shares for which no voting instructions are received from the participants to whose accounts the shares are allocated are voted by the trustee in the same proportion as the instructions received on voted shares. Because the plan trustee exercises investment or dispositive rights only in accordance with the instructions of the participants, the trustee disclaims beneficial ownership.
(2)	According to a Schedule 13D/A filed with the Securities and Exchange Commission by Marc H. Kozberg, and 10 other holders, a Section 13(d)(3) group, the group beneficially owns 2,226,629 shares with various combinations of sole voting power, shared voting power, sole dispositive power, and shared dispositive power. Former Director, Marvin W. Goldstein resigned from the Board of Directors on March 4, 2003 and has withdrawn from the Section 13(d)(3) group.
(3)	According to a Schedule 13G filed with the Securities and Exchange Commission by Dimensional Fund Advisors Inc. (“Dimensional”), Dimensional has sole voting power with respect to 2,081,800 shares, shared voting power on no shares, sole dispositive power on 2,081,800 shares, and no shared dispositive power. All securities reported on the Schedule 13G are owned by advisory clients of Dimensional, none of which to the knowledge of Dimensional beneficially owns more than 5% of the outstanding shares of Cone’s Common Stock. Dimensional disclaims beneficial ownership of all such securities.

SECURITY OWNERSHIP OF DIRECTORS

AND NAMED EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the beneficial ownership of Cone’s Common Stock as of March 7, 2003:

Name of Director Nominee or Officer	Amount and Nature of Beneficial Ownership (1)(2)	Percentage of Class
John L. Bakane (3)	375,524	1.4%
Doris R. Bray	55,020	*
Haynes G. Griffin	40,433	*
Jeanette C. Kimmel	161,552	*
David T. Kollat	45,562	*
Marc H. Kozberg (7)	255,500	1.0%
Thomas E. McKenna (3)	64,418	*
Charles M. Reid	61,472	*
John W. Rosenblum	43,732	*
Gary L. Smith (3)(4)	96,549	*
Dewey L. Trogdon (5)	499,392	1.9%
Michael J. Whisenant (3)	153,587	*
Cyrus C. Wilson	33,614	*
Marvin A. Woolen, Jr. (3)(6)	111,408	*
All Directors and Executive Officers
as a Group (3) (18 persons)	2,281,357	8.6%

* Represents less than 1%.

(1)	Unless otherwise indicated, all shares are owned of record and the beneficial ownership consists of sole voting power and sole investment power. Includes shares subject to options which are presently exercisable or are exercisable within 60 days of March 7, 2003 as follows: Mr. Bakane (187,000 shares); Mr. Smith (78,000 shares); Mr. Woolen (78,000 shares); Mr. Whisenant (65,000 shares); Mr. McKenna (63,000 Shares); 7,000 for each of Mrs. Bray, Mrs. Kimmel, Mr. Reid, Mr. Rosenblum and Mr. Trogdon; 5,000 for Mr. Wilson; 3,000 for each of Messrs. Griffin and Kollat; 2,000 for Mr. Kozberg; and all Directors and Executive Officers as a Group (633,200 shares). Does not include an option to purchase 1,000 shares to be granted to each nonemployee director as of the fifth business day after the Annual Meeting of Shareholders, pursuant to the 1994 Stock Option Plan for Non-Employee Directors.
(2)	Does not include shares of Cone’s Class A Preferred Stock allocated to the individual accounts of officers in the Cone Mills Corporation 1983 ESOP.
(3)	Includes shares of Common Stock allocated to the individual accounts of Directors and Named Executive Officers in the Company Stock Fund of the 401(k) Program as of March 7, 2003 as follows:

Mr. Bakane	48,860 shares
Mr. McKenna	1,324 shares
Mr. Smith	6,212 shares
Mr. Whisenant	18,787 shares
Mr. Woolen	21,408 shares
All Directors and Executive Officers as a group (18 persons)	147,467 shares

(4)	Includes 1,000 shares owned of record by Mr. Smith’s wife.
(5)	Includes 125,000 shares owned of record by Mr. Trogdon’s wife.
(6)	Includes 500 shares held in a custodian account for Mr. Woolen’s minor son.
(7)	Mr. Kozberg is a member of a Section 13(d)(3) group that beneficially owns 2,226,649 shares (8.6%).

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Doris R. Bray, A Class III Director, is a member of Schell Bray Aycock Abel & Livingston P.L.L.C., a law firm that regularly serves as counsel to Cone.

Item 14. CONTROLS AND PROCEDURES

Based on their evaluation of Cone’s disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) have concluded that Cone’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Cone in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. In reaching this conclusion, the CEO and CFO determined that Cone’s disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to Cone’s management to allow timely decisions regarding required disclosure.

There were no significant changes in Cone’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	The following financial statements of the Registrant are incorporated by reference in Item 8 hereof:

Independent Auditor’s Report

Consolidated Statements of Operations for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Balance Sheets as of December 29, 2002 and December 30, 2001

Consolidated Statements of Stockholders’ Equity for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

Notes to Consolidated Financial Statements

(a)(2)	The following Financial Statement Schedules are presented on pages 66 through 67 hereto.

Report of Independent Auditor’s relating to Schedule II

Schedule II — Valuation and Qualifying Accounts

All other schedules specified under Regulation S-X are omitted because they are not applicable, not required or the information required appears in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits.Exhibits to this report are listed on the accompanying Index to Exhibits.

(b)	Reports on Form 8-K

Cone filed the following current reports on Form 8-K during the period September 30, 2002, to the date of the filing of this report:

•      Current report on Form 8-K, filed on January 17, 2003, disclosing Cone’s entering into a letter of intent with WLR Recovery Fund II, L.P., a fund managed by W.L. Ross and Company, to purchase up to $27.0 million of convertible notes to support a recapitalization of Cone’s balance sheet. The Form 8-K contained one exhibit, the press release issued by Cone on January 17, 2003.

•      Current report on Form 8-K filed on December 6, 2002, disclosing Cone’s amendment of its Revolving Credit Facility and Senior Note obligation to extend the maturity dates thereon to May 30, 2003. The Form 8-K contained two exhibits: the amendment to the 1992 Senior Note Agreement dated as of December 2, 2002, with The Prudential Insurance Company of America; and the amendment to the Revolving Credit Facility dated as of December 2, 2002, by and among Cone, as borrower, each of the Lenders Signatory thereto, and Bank of America, N.A., as Agent.

INDEPENDENT AUDITOR’S REPORT ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors

Cone Mills Corporation

Greensboro, North Carolina

Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The consolidated supplemental Schedule II is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Greensboro, North Carolina

February 14, 2003

CONE MILLS CORPORATION AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years Ended December 29, 2002, December 30, 2001 and December 31, 2000

(in thousands)

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	(1) Charged to costs and expenses	(2) Charged to other accounts	Deductions		Balance at end of period
December 29, 2002
Valuation accounts deducted from the assets to which they apply:
Provision for doubtful accounts	$5,700	$578	$—	$2,878	(b)	$3,400

Reserve for inventory (a)	4,668	413	—	1,055		4,026

Restructuring:
Reserve for other restructuring charges excluding fixed assets writedowns (a)	639	—	—	581		58

December 30, 2001
Valuation accounts deducted from the assets to which they apply:
Provision for doubtful accounts	$5,050	$1,795	$—	$1,145	(b)	$5,700

Reserve for inventory (a)	5,837	12,880	—	14,049		4,668

Restructuring:
Reserve for other restructuring charges excluding fixed assets writedowns (a)	964	5,023	—	5,348		639

December 31, 2000
Valuation accounts deducted from the assets to which they apply:
Provision for doubtful accounts	$5,050	$577	$—	$577	(b)	$5,050

Reserve for inventory (a)	7,576	1,358	—	3,097		5,837

Restructuring:
Reserve for other restructuring charges excluding fixed assets writedowns (a)	1,848	964	—	1,848		964

(a)	Represents reserves charged to costs and expenses.

(b)	Represents bad debts charged off.

Exhibit No.	Description

*2.1

Receivables Purchase and Servicing Agreement dated as of September 1, 1999, by and among Cone Receivables II LLC, as Seller, Redwood Receivables Corporation, as Purchaser, the Registrant, as Servicer, and General Electric Capital Corporation, as Operating Agent and Collateral Agent, filed as Exhibit 2.1(h) to Registrant’s report on Form 10-Q for the quarter ended October 3, 1999.

*2.2

Receivables Transfer Agreement dated as of September 1, 1999, by and among the Registrant, any other Originator Party hereto, and Cone Receivables II LLC, filed as Exhibit 2.1(i) to Registrant’s report on Form 10-Q for the quarter ended October 3, 1999.

*2.3.1

First Amendment and Waiver to Securitization Agreements dated as of November 16, 1999, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation and General Electric Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(c) to Registrant’s report on Form 10-K for the fiscal year ending January 2, 2000.

*2.3.2

Second Amendment to Securitization Agreements dated as of January 28, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(d) to Registrant’s report on Form 10-K for the fiscal year ending January 2, 2000.

*2.3.3

Third Amendment to Securitization Agreements dated as of March 31, 2000, by and between Cone Receivables II LLC, the Registrant, Redwood Receivables Corporation, and General Electric Capital Corporation, together with all Exhibits thereto, filed as Exhibit 2.1(e) to Registrant’s report on Form 10-Q for the quarter ended April 2, 2000.

*2.3.4

Fourth Amendment to Securitization Agreements dated as of April 24, 2000 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation, and General Electric Capital Corporation, together with all exhibits thereto, filed as Exhibit 2.1(f) to Registrant’s report on Form 10-Q for the quarter ended April 2, 2000, filed as Exhibit 2.3.4 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*2.3.5

Fifth Amendment to Securitization Agreements dated as of June 30, 2000 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation, and General Electric Capital Corporation, filed as Exhibit 2.3.5 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*2.3.6

Sixth Amendment to Securitization Agreements dated as of December 12, 2000 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, Redwood Receivables Corporation and General Electric Capital Corporation, filed as Exhibit 2.3.6 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*2.3.7

Seventh Amendment to Securitization Agreement dated as of April 23, 2001 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit 2.3.7 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*2.3.8

Eighth Amendment to Securitization Agreement dated as of July 20, 2001 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit 2.3.8 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*2.3.9

Ninth Amendment to Securitization Agreement dated as of November 9, 2001 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation, filed as Exhibit 2.3.9 to the Registrant’s report on Form 10-K for the year ended December 30, 2001.

*2.4

Investment Agreement dated as of June 18, 1993, among Compañia Industrial de Parras, S.A. de C.V., Sr. Rodolfo Garcia Muriel, and the Registrant, filed as Exhibit 2.2(a) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*2.5

Commercial Agreement dated as of July 1, 1999, among Compañia Industrial de Parras, S.A. de C.V., the Registrant, and Parras Cone de Mexico, S.A., filed as Exhibit 2.2(b) to Registrant’s report on Form 10-K for the fiscal year ending January 2, 2000.

*2.5.1

Amended and Restated Commercial Agreement, dated as of December 12, 2000, among Compañia Industrial de Parras, S.A. de C.V., the Registrant and Parras Cone de Mexico, S.A., filed as Exhibit 2.5.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

Exhibit No.	Description

*2.6

Guaranty Agreement dated as of June 25, 1993, between the Registrant and Compañia Industrial de Parras, S.A. de C.V., filed as Exhibit 2.2(c) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*2.7

Joint Venture Agreement dated as of June 25, 1993, between Compañia Industrial de Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(d) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*2.7.1

First Amendment to Joint Venture Agreement dated as of June 14, 1995, between Compañia Industrial de Parras, S.A. de C.V., and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(e) to Registrant’s report on Form 10-Q for the quarter ended July 2, 1995.

*2.8

Joint Venture Registration Rights Agreement dated as of June 25, 1993, among Parras Cone de Mexico, S.A., Compañia Industrial de Parras, S.A. de C.V. and Cone Mills (Mexico), S.A. de C.V., filed as Exhibit 2.2(e) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*2.9

Parras Registration Rights Agreement dated as of June 25, 1993, between Compañia Industrial de Parras, S.A. de C.V. and the Registrant, filed as Exhibit 2.2(f) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*2.10

Support Agreement dated as of June 25, 1993, among the Registrant, Sr. Rodolfo L. Garcia, Sr. Rodolfo Garcia Muriel and certain other persons listed therein (“private stockholders”), filed as Exhibit 2.2(g) to Registrant’s report on Form 10-Q for the quarter ended July 4, 1993.

*3.1	Restated Articles of Incorporation of the Registrant effective August 25, 1993, filed as Exhibit 4.1 to Registrant’s report on Form 10-Q for the quarter ended October 3, 1993.

*3.1.1

Articles of Amendment of the Articles of Incorporation of the Registrant effective October 22, 1999, to fix the designation, preferences, limitations, and relative rights of a series of its Class B Preferred Stock, filed as Exhibit 4.1(a) to Registrant’s report on Form 10-Q for the quarter ended October 3, 1999.

*3.2	Amended and Restated Bylaws of Registrant, effective June 18, 1992, filed as Exhibit 3.5 to Registrant’s Registration Statement on Form S-1 (File No. 33-46907).

*4.1

Rights Agreement dated as of October 14, 1999, between the Registrant and First Union National Bank, as Rights Agent, with Form of Articles of Amendment with respect to the Class B Preferred Stock (Series A), the Form of Rights Certificate, and Summary of Rights attached, filed as Exhibit 1 to Registrant’s report on Form 8-A dated October 29, 1999.

*4.2

Note Agreement dated as of August 13, 1992, between the Registrant and The Prudential Insurance Company of America, with form of 8% promissory note attached, filed as Exhibit 4.01 to Registrant’s report on Form 8-K dated August 13, 1992.

*4.2.1

Letter Agreement dated September 11, 1992, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2 to Registrant’s report on Form 8-K dated March 1, 1995.

*4.2.2

Letter Agreement dated July 19, 1993, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3 to Registrant’s report on Form 8-K dated March 1, 1995.

*4.2.3

Letter Agreement dated June 30, 1994, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.4 to Registrant’s report on Form 8-K dated March 1, 1995.

*4.2.4

Letter Agreement dated November 14, 1994, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.5 to Registrant’s report on Form 8-K dated March 1, 1995.

*4.2.5

Letter Agreement dated as of June 30, 1995, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(e) to Registrant’s report on Form 10-Q for the quarter ended July 2, 1995.

Exhibit No.	Description

*4.2.6

Letter Agreement dated as of June 30, 1995, between the Registrant and The Prudential Insurance Company of America superseding Letter Agreement, filed as Exhibit 4.3(e) to Registrant’s report on Form 10-Q for the quarter ended July 2, 1995, filed as Exhibit 4.3(f) to Registrant’s report on Form 10-K for year ended December 31, 1995.

*4.2.7

Letter Agreement dated as of March 30, 1996, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(g) to Registrant’s report on Form 10-Q for the quarter ended March 31, 1996.

*4.2.8

Letter Agreement dated as of January 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(h) to Registrant’s report on Form 10-K for the year ended December 29, 1996.

*4.2.9

Letter Agreement dated as of July 31, 1997, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(i) to Registrant’s report on Form 10-Q for the quarter ended September 28, 1997.

*4.2.10

Modification to Note Agreement dated as of February 14, 1998, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(j) to Registrant’s report on Form 10-Q for the quarter ended March 29, 1998.

*4.2.11

Letter Agreement dated as of September 1, 1999, amending the Note Agreement dated August 13, 1992, between the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.3(i) to Registrant’s report on Form 10-Q for the quarter ended October 3, 1999.

*4.2.12

Amendment of 1992 Note Agreement dated as of January 28, 2000, by and among the Registrant and The Prudential Insurance Company of America, together with all exhibits thereto, filed as Exhibit 9 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.2.13

Waiver under Note Agreement dated as of July 3, 2000, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.13 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*4.2.14

Amendment of 1992 Note Agreement dated as of July 14, 2000, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.14 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*4.2.15

Amendment of 1992 Note Agreement dated as of December 12, 2000, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.15 to the Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*4.2.16

Amendment of 1992 Note Agreement and Waiver dated as of April 23, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.16 to Registrant’s report on Form 10-Q for quarter ended July 1, 2001.

*4.2.17

Amendment of 1992 Note Agreement dated as of June 28, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.17 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*4.2.18

Waiver Under 1992 Note Agreement dated as of August 10, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.18 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.2.19

Amendment of 1992 Note Agreement dated as of September 25, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.19 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.2.20

Amendment of 1992 Note Agreement dated as of October 25, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.20 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.2.21

Amendment of 1992 Note Agreement dated as of November 9, 2001, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.21 to the Registrant’s report on Form 10-K for the year ended December 30, 2001.

Exhibit No.	Description

*4.2.22

Amendment of 1992 Note Agreement dated as of March 22, 2002, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.22 to the Registrant’s report on Form 10-K for the year ended December 30, 2001.

*4.2.23

Amendment of 1992 Note Agreement dated as of December 2, 2002, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.23 to the Registrant’s report on Form 8-K dated December 6, 2002.

*4.3

Credit Agreement dated as of January 28, 2000, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender and the Lenders party thereto from time to time, together with all exhibits thereto, filed as Exhibit 1 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.3.1

Amendment No. 1 to Credit Agreement dated as of July 14, 2000, by and among the Registrant, as Borrower, Cone Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign Trading LLC, as Guarantors, Bank of America, N.A., as Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*4.3.2

Amendment No. 2 to Credit Agreement dated as of December 12, 2000, by and among the Registrant, as Borrower, Cone Global Finance Corp., CIPCO S.C. Inc. and Cone Foreign Trading LLC, as Guarantors, Bank of America, N.A., as Agent and as Lender, and the Lenders party thereto from time to time, filed as Exhibit 4.3.2 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*4.3.3

Waiver and Amendment No. 3 to Credit Agreement dated as of April 23, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and as Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.3 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*4.3.4

Amendment No. 4 to Credit Agreement dated as of June 28, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.4 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*4.3.5

Amendment No. 5 to Credit Agreement dated as of August 10, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.5 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.3.6

Amendment No. 6 to Credit Agreement dated as of September 25, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.6 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.3.7

Amendment No. 7 to Credit Agreement dated as of October 25, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.7 to Registrant’s report on Form 10-Q for the quarter ended September 30, 2001.

*4.3.8

Amendment No. 8 to Credit Agreement dated as of November 9, 2001, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.8 to the Registrant’s report on Form 10-K for the year ended December 30, 2001.

*4.3.9

Amendment No. 9 to Credit Agreement dated as of February 27, 2002, by and among the Registrant, as Borrower, Bank of America, N.A., as Agent and Lender, and the Lenders Signatory Thereto, filed as Exhibit 4.3.9 to the Registrant’s report on Form 10-K for the year ended December 30, 2001.

4.3.10

Amendment No. 10 to Credit Agreement dated as of December 2, 2002, by and among the Registrant, as Borrower, Bank of America, N.A. Each of the Lenders Signatory Thereto, and Bank of America, N.A., as Agent, filed as Exhibit 4.3.10 to the Registrant’s report on Form 8-K dated December 6, 2002.

*4.4

Guaranty Agreement dated as of January 28, 2000, made by Cone Global Finance Corporation, CIPCO S.C., Inc. and Cone Foreign Trading LLC in favor of Bank of America, N.A. as Revolving Credit Agent for the Lenders, The Prudential Insurance Company of America, SunTrust Bank, Morgan Guaranty Trust Company of New York, Wilmington Trust Company, as General Collateral Agent, Bank of America, N.A., as Priority Collateral Agent, and Atlantic Financial Group, Ltd., together with all exhibits thereto, filed as Exhibit 2 to Registrant’s report on Form 8-K dated February 11, 2000.

Exhibit No.	Description

*4.5

Priority Security Agreement dated as of January 28, 2000, by the Registrant and certain of its subsidiaries, as Grantors, and Bank of America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as Exhibit 3 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.6

General Security Agreement dated as of January 28, 2000, by the Registrant and certain of its subsidiaries, as Grantors, and Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 4 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.7

Securities Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 5 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.8

CMM Pledge Agreement dated as of January 28, 2000, by the Registrant in favor of Wilmington Trust Company, as General Collateral Agent, together with all exhibits thereto, filed as Exhibit 6 to Registrant’s Report on Form 8-K dated February 11, 2000.

*4.9

Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, Wilmington Trust Company, as General Collateral Agent, and Bank of America, N.A., as Designated Collateral Subagent, together with all exhibits thereto, filed as Exhibit 7 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.10

Deed of Trust, Security Agreement, Fixture Filing, Assignment of Leases and Rents and Financing Statement dated as of January 28, 2000, between the Registrant, as Grantor, TIM, Inc., as Trustee, and Bank of America, N.A., as Priority Collateral Agent, together with all exhibits thereto, filed as Exhibit 8 to Registrant’s report on Form 8-K dated February 11, 2000.

*4.11

Termination Agreement dated as of January 28, 2000, between the Registrant and Morgan Guaranty Trust Company of New York, as Agent for various banks terminating the Credit Agent dated August 7, 1997, filed as Exhibit 4.4(h) to Registrant’s report on Form 10-K for the fiscal year ending January 2, 2000.

*4.12	Specimen Class A Preferred Stock Certificate, filed as Exhibit 4.5 to Registrant’s Registration Statement on Form S-1 (File No. 33-46907).

*4.13	Specimen Common Stock Certificate, effective June 18, 1992, filed as Exhibit 4.7 to Registrant’s Registration Statement on Form S-1 (File No. 33-46907).

*4.14	Cone Mills Corporation 1983 ESOP as amended and restated effective December 1, 1994, filed as Exhibit 4.9 to Registrant’s report on Form 10-K for year ended January 1, 1995.

*4.14.1	First Amendment to the Cone Mills Corporation 1983 ESOP dated May 9, 1995, filed as Exhibit 4.9(a) to Registrant’s report on Form 10-K for year ended December 31, 1995.

*4.14.2	Second Amendment to the Cone Mills Corporation 1983 ESOP dated December 5, 1995, filed as Exhibit 4.9(b) to Registrant’s report on Form 10-K for year ended December 31, 1995.

*4.14.3	Third Amendment to the Cone Mills Corporation 1983 ESOP dated August 7, 1997, filed as Exhibit 4.8(c) to Registrant’s report on Form 10-Q for the quarter ended September 28, 1997.

*4.14.4	Fourth Amendment to the Cone Mills Corporation 1983 ESOP dated December 4, 1997, filed as Exhibit 4.8(d) to Registrant’s report on Form 10-K for the year ended December 28, 1997.

*4.15

Indenture dated as of February 14, 1995, between the Registrant and Wachovia Bank of North Carolina, N.A. as Trustee (The Bank of New York is successor Trustee), filed as Exhibit 4.1 to Registrant’s Registration Statement on Form S-3 (File No. 33-57713).

*10.1	Employees’ Retirement Plan of Cone Mills Corporation as amended and restated effective December 1, 1994, filed as Exhibit 10.1 to Registrant’s report on Form 10-K for the year ended January 1, 1995.

*10.1.1	First Amendment to the Employees’ Retirement Plan of Cone Mills Corporation dated May 9, 1995, filed as Exhibit 10.1(a) to Registrant’s report on Form 10-K for the year ended December 31, 1995.

*10.1.2	Second Amendment to the Employees’ Retirement Plan of Cone Mills Corporation dated December 5, 1995, filed as Exhibit 10.1(b) to Registrant’s report on Form 10-K for the year ended December 31, 1995.

Exhibit No.	Description

*10.1.3	Third Amendment to the Employees’ Retirement Plan of Cone Mills Corporation dated August 16, 1996, filed as Exhibit 10.1(c) to Registrant’s report on Form 10-K for the year ended December 29, 1996.

*10.1.4	Fourth Amendment to the Employees’ Retirement Plan of Cone Mills Corporation, filed as Exhibit 10 to Registrant’s report on Form 10-Q for the quarter ended September 28, 1997.

*10.1.5	Fifth Amendment to Employees’ Retirement Plan of Cone Mills Corporation dated December 4, 1997, filed as Exhibit 10.1(e) to Registrant’s report on Form 10-K for the year ended December 28, 1997.

*10.1.6	Employees Retirement Plan of Cone Mills Corporation as amended and restated as of June 30, 2001, filed as Exhibit 10.1.6 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*10.7	Cone Mills Corporation SERP as amended and restated as of December 5, 1995, filed as Exhibit 10.2 to Registrant’s report on Form 10-K for the year ended December 31, 1995.

*10.7.1	Cone Mills Corporation SERP as amended and restated effective June 30, 2001, filed as Exhibit 10.7.1 to Registrant’s report on Form 10-Q for the quarter ended July 1, 2001.

*10.8	Excess Benefit Plan of Cone Mills Corporation as amended and restated as of December 5, 1995, filed as Exhibit 10.3 to Registrant’s report on Form 10-K for the year ended December 31, 1995.

*10.8.1	Excess Benefit Plan of Cone Mills Corporation as amended and restated effective June 30, 2001, filed as Exhibit 10.8.1 to Registrant’s report on form 10-Q for the quarter ended July 1, 2001.

*10.9	1984 Stock Option Plan of Registrant filed as Exhibit 10.7 to Registrant’s Registration Statement on Form S-1 (File No. 33-28040).

*10.10	Form of Nonqualified Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as Exhibit 10.8 to Registrant’s Registration Statement on Form S-1 (File No. 33-28040).

*10.11	Form of Incentive Stock Option Agreement under 1984 Stock Option Plan of Registrant, filed as Exhibit 10.9 to Registrant’s Registration Statement on Form S-1 (File No. 33-28040).

*10.12	1992 Stock Option Plan of Registrant, filed as Exhibit 10.9 to Registrant’s Report on Form 10-K for the year ended December 29, 1991.

*10.12.1	Amended and Restated 1992 Stock Plan, filed as Exhibit 10.1 to Registrant’s report on Form 10-Q for the quarter ended March 31, 1996.

*10.13	Form of Incentive Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.10 to Registrant’s report on Form 10-K for the year ended January 3, 1993.

*10.14	Form of Nonqualified Stock Option Agreement under 1992 Stock Option Plan, filed as Exhibit 10.8(a) to Registrant’s report on Form 10-K for the year ended December 29, 1996.

*10.14.1	Form of Nonqualified Stock Option Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit 10.8(b) to Registrant’s report on Form 10-K for the year ended December 29, 1996.

*10.15	Form of Restricted Stock Award Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit 10.8(c) to Registrant’s report on Form 10-K for the year ended December 28, 1997.

*10.15.1	Form of Incentive Stock Option Agreement under 1992 Amended and Restated Stock Plan, filed as Exhibit 10.8(d) to Registrant’s report on Form 10-K for the year ended December 28, 1997.

*10.16	1994 Stock Option Plan for Non-Employee Directors of Registrant, filed as Exhibit 10.9 to Registrant’s report on Form 10-K for the year ended January 2, 1994.

*10.17

Form of Non-Qualified Stock Option Agreement under 1994 Stock Option Plan for Non-Employee Directors of Registrant, filed as Exhibit 10.10 to Registrant’s report on Form 10-K for the year ended January 2, 1994.

*10.18	Management Incentive Plan of the Registrant, filed as Exhibit 10.11(b) to Registrant’s report on Form 10-K for the year ended January 3, 1993.

*10.19	1997 Senior Management Incentive Compensation Plan, filed as Exhibit 10.2 to Registrant’s report on Form 10-Q for the quarter ended March 31, 1996.

*10.20	1997 Senior Management Discretionary Bonus Plan, filed as Exhibit 10.13 to Registrant’s report on Form 10-K for the year ended December 29, 1996.

Exhibit No.	Description

*10.21	2000 Stock Compensation Plan for Non-Employee Directors of Registrant dated as of May 9, 2000, filed as Exhibit 10.18 to Registrant’s report on Form 10-Q for the quarter ended April 7, 2000.

*10.22	Form of Agreement between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.14 to Registrant’s Registration Statement on Form S-1 (File No. 33-46907).

*10.23

First Amendment to Supply Agreement dated as of April 15, 1992, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.15 to Registrant’s Registration Statement on Form S-1 (No. 33-46907).

*10.23.1

Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as Exhibit 10.23.1 to Registrant’s report on Form 10-Q for the quarter ended March 31, 2002.

*10.24	Agreement dated January 1, 1999, between the Registrant and Parkdale Mills, Inc., filed as Exhibit 10.17 to Registrant’s report on Form 10-K for the year ended January 2, 2000.

10.24.1

Amendment and Restatement of Yarn Purchase Agreement as amended December 31, 2001, between the Registrant and Parkdale America, LLC, Parkdale Mills, Incorporated, and Magnolia Manufacturing Co. Inc. effective as of February 15, 2002.

*10.25

Tenth Amendment to Master Lease dated as of January 28, 2000, between Atlantic Financial Group, Ltd. and the Registrant, together with all exhibits thereto, filed as Exhibit 10 to Registrant’s Report on Form 8-K dated February 11, 2000.

*10.25.1

Eleventh Amendment to Master Lease dated as of July 14, 2000 between Atlantic Financial Group, Ltd. and the Registrant, filed as Exhibit 10.25.1 to Registrant’s Registration Statement on Form S-4 (File No. 333-43014).

*10.25.2

Assignment and Termination Agreement dated as of August 31, 2000, among Atlantic Financial Group, Ltd., Suntrust Bank, and the Registrant, filed as Exhibit 10.25.2 to Registrant’s report on Form 10-Q for the quarter ended October 1, 2000.

*10.26	2001 Stock Incentive Plan, filed as Exhibit 10.26 to Registrant’s report on Form 10-Q for the quarter ended April 1, 2001.

*10.26.1	Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan, filed as Exhibit 10.26.1 to Registrant’s report on Form 10-Q for the quarter ended April 1, 2001.

*10.26.2	2002 Executive Incentive Compensation Plan, filed as Exhibit 10.26.2 to Registrant’s report on Form 10-K for the year ended December 30, 2001.

*10.27.1

Joint Venture Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and Cone Mills Corporation and Zekeriye Konukoglu and Fatih Konukoglu and Oguzhan Gurdogan dated as of June 17, 2002, filed as Exhibit 10.27.1 to Registrant’s report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.2

Commercial Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.2 to Registrant’s report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.3

Transfer Price Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.3 to Registrant’s report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.4

License Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.4 to Registrant’s report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.5

Administrative Services Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.5 to Registrant’s report on Form 10-Q for the quarter ended September 29, 2002.

21	Subsidiaries of the Registrant.

Exhibit No.	Description

23.1

Consent of McGladrey & Pullen, LLP, Independent auditor, with respect to the incorporation by reference in the Registrant’s Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705; 33-67800; 333-37054; and 333-60954) of their reports on the consolidated financial statements and schedules included in this Annual Report on Form 10-K.

**23.2

Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant’s Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 33-53705; 33-67800; 333-37054 and 333-60954) of their reports on the financial statements and schedules included in this Annual Report on Form 10-K.

**99.1	Financial Statements of Parras Cone de Mexico, S.A. de C.V.

*99.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.2 to Registrant’s report on Form 10-Q for the quarter ended June 30, 2002.

*	Incorporated by reference to the statement or report indicated.
**	To be filed by amendment.

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

CONE MILLS CORPORATION

Date:	March 28, 2003	By:	/s/ JOHN L. BAKANE
John L. Bakane
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dewey L. Trogdon (Dewey L. Trogdon)	Chairman of the Board	March 28, 2003

/s/ John L. Bakane (John L. Bakane)	Director, President and Chief Executive Officer (Principal Executive Officer)	March 28, 2003

/s/ Gary L. Smith (Gary L. Smith)	Executive Vice President and Chief Financial Officer	March 28, 2003

/s/ Samir M. Gabriel (Samir M. Gabriel)	Controller (Principal Accounting Officer)	March 28, 2003

/s/ Doris R. Bray (Doris R. Bray)	Director	March 28, 2003

/s/ Haynes G. Griffin (Haynes G. Griffin)	Director	March 28, 2003

/s/ Jeanette C. Kimmel (Jeanette C. Kimmel)	Director	March 28, 2003

/s/ David T. Kollat (David T. Kollat)	Director	March 28, 2003

/s/ Marc H. Kozberg (Marc H. Kozberg)	Director	March 28, 2003

/s/ Charles M. Reid (Charles M. Reid)	Director	March 28, 2003

/s/ John W. Rosenblum (John W. Rosenblum)	Director	March 28, 2003

/s/ Cyrus C. Wilson (Cyrus C. Wilson)	Director	March 28, 2003

Annex A

Annual Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L. Bakane, president and chief executive officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Cone Mills Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ John L. Bakane Title: President and Chief Executive Officer

Annex A

Annual Certifications

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Gary L. Smith, chief financial officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Cone Mills Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Gary L. Smith Title: Chief Financial Officer

Annex B

Annual Certifications

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Cone Mills Corporation (“Cone”), does hereby certify, to such officer’s knowledge, that:

The Annual Report on Form 10-K for the fiscal year ended December 29, 2002, of Cone fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-K fairly presents, in all material respects, the financial condition and results of operations of Cone.

Dated: March 28, 2003	/s/ John L. Bakane
Name: John L. Bakane
Title: President and Chief Executive Officer

Dated: March 28, 2003	/s/ Gary L. Smith
Name: Gary L. Smith
Title: Chief Financial Officer