Form 10-K/A
period 2002-12-31
CONE MILLS CORP
filed 2003-04-24
CIK 23304

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

        Title of each class                Name of exchange on which registered
   Common Stock, $ .10 par value                  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
                                                            -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ____ No X

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2002 Cone's most recently completed second fiscal quarter, (based on the closing sale price of $2.68 of the registrant's voting stock, as reported on the New York Stock Exchange Composite Tape on such date) was approximately:
$66,342,467.

Number of shares of common stock outstanding as of March 7, 2003: 25,757,544.

                                               Index to Exhibits - Pages 3 - 18

================================================================================

         The undersigned registrant hereby amends the following item of its report on Form 10-K for the fiscal year ended December 29, 2002, by adding the following exhibits:


                                     PART IV

Item 14.        Exhibits, Financial Statements Schedules and Reports on Form 8-K

(a)(3) Exhibits.The following exhibits are filed with this amendment:

                Exhibit 23.2. Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 333-37054,
                333-60954 and 33-67800) of their reports on the financial statements and schedules to be included in this Annual Report on Form 10-K/A.

                Exhibit 99.1. Financial Statements of Parras Cone de Mexico, S.A. de V. C.V.

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

*4.2.23 Amendment of 1992 Note Agreement dated as of December 2, 2002, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.23 to the Registrant's report on Form 8-K dated December 6, 2002.

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

*4.3.10 Amendment No. 10 to Credit Agreement dated as of December 2, 2002, by and among the Registrant, as Borrower, Bank of America, N.A. Each of the Lenders Signatory Thereto, and Bank of America, N.A., as Agent, filed as Exhibit 4.3.10 to the Registrant's report on Form 8-K dated December 6, 2002.

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

Exhibit
  No.     Description

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

*10.24.1 Amendment and Restatement of Yarn Purchase Agreement as amended December 31, 2001, between the Registrant and Parkdale America, LLC, Parkdale Mills, Incorporated, and Magnolia Manufacturing Co. Inc. effective as of February 15, 2002, filed as Exhibit 10.24.1 to the Registrant's report on form 10-K for the year ended December 29, 2002.

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

Exhibit
  No.     Description

*10.26 2001 Stock Incentive Plan, filed as Exhibit 10.26 to Registrant's report on Form 10-Q for the quarter ended April 1, 2001.

*10.26.1 Form of Incentive Stock Option Agreement under 2001 Stock Incentive Plan, filed as Exhibit 10.26.1 to Registrant's report on Form 10-Q for the quarter ended April 1, 2001.

*10.26.2 2002 Executive Incentive Compensation Plan, filed as Exhibit 10.26.2 to Registrant's report on Form 10-K for the year ended December 30, 2001.

*10.27.1 Joint Venture Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and Cone Mills Corporation and Zekeriye Konukoglu and Fatih Konukoglu and Oguzhan Gurdogan dated as of June 17, 2002, filed as Exhibit 10.27.1 to Registrant's report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.2 Commercial Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.2 to Registrant's report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.3 Transfer Price Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.3 to Registrant's report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.4 License Agreement among Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S., Cone Mills Corporation and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.4 to Registrant's report on Form 10-Q for the quarter ended September 29, 2002.

*10.27.5 Administrative Services Agreement between Isko Dokuma Isletmeleri Sanayi ve Ticaret A.S. and IsKone Denim Pazarlama A.S. dated as of October 3, 2002, filed as Exhibit 10.27.5 to Registrant's report on Form 10-Q for the quarter ended September 29, 2002.

*21       Subsidiaries of the Registrant.

*23.1 Consent of McGladrey & Pullen, LLP, Independent auditor, with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953;
          33-53705; 33-67800;  333-37054; and 333-60954) of their reports on the consolidated financial statements and schedules included in Registrant's report on Form 10-K for the year ended December 29, 2002.

Exhibit
  No.     Description

23.2 Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 333-37054; 333-60954 and 33-67800) of their reports on the financial statements and schedules included in this Annual Report on Form 10-K/A.

99.1      Financial Statements of Parras Cone de Mexico, S.A. de C.V.

*99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.2 to Registrant's report on Form 10-Q for the quarter ended June 30, 2002.

------------------------------------------------------------------------

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


                                  CONE MILLS CORPORATION
                                  (Registrant)




Date:    April 24, 2003           /s/Gary L. Smith
         --------------           -----------------
                                  Gary L. Smith
                                  Executive Vice President and
                                  Chief Financial Officer