Form 10-Q
period 2003-03-30
CONE MILLS CORP
filed 2003-05-14
CIK 23304

================================================================================
                                                                    Page 1 of 40
                                               Index to Exhibits - Pages 23 - 36
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes __ No X
                                             -

Number of shares of common stock outstanding as of April 28, 2003: 25,772,344.


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX



PART I.       FINANCIAL INFORMATION
                                                                          Page
                                                                         Number

Item 1.       Financial Statements

              Consolidated Condensed Statements of Income
              Thirteen weeks ended March 30, 2003 and
              March 31, 2002 (Unaudited).....................................3

              Consolidated Condensed Balance Sheets
              March 30, 2003 and March 31, 2002 (Unaudited)
              and December 29, 2002..........................................4

              Consolidated  Condensed  Statements of Cash Flows
              Thirteen weeks ended March 30, 2003 and March 31, 2002
              (Unaudited) ...................................................5

              Notes to Consolidated Condensed Financial Statements
              (Unaudited)....................................................6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations.................14

Item 3.       Quantitative and Qualitative Disclosures about Market
              Risk  ........................................................21

Item 4.       Controls and Procedures.......................................21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings.............................................22
Item 6.       Exhibits and Reports on Form 8-K..............................22

                                                       PART I
Item 1.
                                      CONE MILLS CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                                                                          Thirteen           Thirteen
                                                                        Weeks Ended        Weeks Ended
(in thousands, except per share data)                                  March 30, 2003     March 31, 2002
--------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)        (Unaudited)
Net Sales                                                              $  102,264         $  105,820

Cost of Goods Sold                                                         88,465             91,515
                                                                       ---------------------------------
Gross Profit                                                               13,799             14,305

Selling and Administrative                                                  8,683              7,629
                                                                       ---------------------------------
Income from Operations                                                      5,116              6,676
                                                                       ---------------------------------
Other Income (Expense)
 Interest income                                                               79                 18
 Interest expense                                                         ( 3,649 )          ( 4,308 )
 Other                                                                      ( 318 )            ( 465 )
                                                                       ---------------------------------
                                                                          ( 3,888 )          ( 4,755 )
                                                                       ---------------------------------
Income from Operations before Income Tax Expense
 and Equity in Earnings (Losses) of Unconsolidated Affiliates               1,228              1,921
Income Tax Expense                                                            408                434
                                                                       ---------------------------------
Income from Operations before Equity in Earnings
 (Losses) of Unconsolidated Affiliates                                        820              1,487
Equity in Earnings (Losses) of Unconsolidated Affiliates                      981               ( 47 )
                                                                       ---------------------------------
Net Income                                                             $    1,801         $    1,440
                                                                       ---------------------------------

Income Available to Common Stockholders                                $      825         $      408
                                                                       ---------------------------------

Earnings Per Share - Basic and Diluted                                 $     0.03         $     0.02
                                                                       ---------------------------------

Weighted-Average Common Stock Outstanding
 Basic                                                                     25,758             25,667
                                                                       ---------------------------------
 Diluted                                                                   25,998             26,010
                                                                       ---------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                       CONE MILLS CORPORATION AND SUBSIDIARIES
                                        CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        March 30,          March 31,       December 29,
(in thousands, except share and par value data)                           2003               2002              2002
-------------------------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)        (Unaudited)       (Note)
ASSETS
 Current Assets
   Cash                                                                $    2,889         $      294     $       1,654
   Accounts receivable, less allowances: 2003, $3,400;
     2002, $5,700 and $3,400                                               31,659             41,166            33,017
   Inventories                                                             54,786             60,334            48,848
   Other current assets                                                     2,017              3,591             1,630
                                                                       --------------------------------------------------
     Total Current Assets                                                  91,351            105,385            85,149

 Investments in and Advances to Unconsolidated Affiliates                  54,594             51,358            53,613
 Other Assets                                                              30,254             24,215            30,423
 Property, Plant and Equipment                                            144,790            159,664           149,077
                                                                       --------------------------------------------------
                                                                       $  320,989         $  340,622     $     318,262
                                                                       --------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current Liabilities
   Current maturities of long-term debt                                $   49,905         $   81,720     $      46,170
   Accounts payable                                                        28,404             28,551            25,589
   Sundry accounts payable and accrued liabilities                         20,229             19,889            25,448
                                                                       --------------------------------------------------

     Total Current Liabilities                                             98,538            130,160            97,207

 Long-Term Debt                                                            99,130             98,686            99,019
 Deferred Income Taxes                                                     15,246             10,849            14,884
 Other Liabilities                                                         13,925             14,077            13,699

 Stockholders' Equity
   Class A preferred stock - $100 par value; authorized
    1,500,000 shares; issued and outstanding: 2003, 319,741
    shares; 2002, 363,590 shares and 327,283 shares                        31,974             36,359            32,728
   Class B preferred stock - no par value; authorized
    5,000,000 shares                                                            -                  -                 -
   Common stock - $.10 par value; authorized 42,700,000
    shares; issued and outstanding: 2003, 25,757,544 shares;
    2002, 25,687,993 shares and 25,757,344 shares                           2,576              2,569             2,576
   Capital in excess of par                                                58,098             57,927            58,098
   Retained earnings (deficit)                                             11,013              ( 542 )           9,279
   Deferred compensation - restricted stock                                     -               ( 10 )               -
   Accumulated other comprehensive loss                                   ( 9,511 )          ( 9,453 )         ( 9,228 )
                                                                       --------------------------------------------------
     Total Stockholders' Equity                                            94,150             86,850            93,453
                                                                       --------------------------------------------------
                                                                       $  320,989         $  340,622     $     318,262
                                                                       --------------------------------------------------

Note: The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                          Thirteen           Thirteen
                                                                        Weeks Ended        Weeks Ended
(in thousands)                                                         March 30, 2003     March 31, 2002
---------------------------------------------------------------------------------------------------------
                                                                        (Unaudited)        (Unaudited)
CASH USED IN OPERATIONS                                                $  ( 3,191 )       $   ( 2,986 )
                                                                       ----------------------------------
INVESTING
 Proceeds from sale of property, plant and equipment                        1,065                 874
 Capital expenditures                                                       ( 779 )             ( 687 )
                                                                       ----------------------------------
   Cash provided by investing                                                 286                 187
                                                                       ----------------------------------

FINANCING
 Increase (decrease) in checks issued in excess of deposits                 1,226             ( 2,975 )
 Principal borrowings on long-term debt                                     3,735               6,564
 Proceeds from issuance of common stock                                         -                  58
 Dividends paid - Class A Preferred                                          ( 67 )              ( 91 )
 Redemption of Class A Preferred stock                                      ( 754 )             ( 992 )
                                                                       ----------------------------------
   Cash provided by financing                                               4,140               2,564
                                                                       ----------------------------------
   Net change in cash                                                       1,235               ( 235 )

Cash at Beginning of Period                                                 1,654                 529
                                                                       ----------------------------------

Cash at End of Period                                                  $    2,889         $       294
                                                                       ----------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments (receipts) for:
 Interest                                                              $    5,642         $     6,550
                                                                       ----------------------------------
 Income tax refunds                                                    $      ( 1 )       $         -
                                                                       ----------------------------------

Supplemental Schedule of Noncash Financing Activities:
 Stock dividend - Class A Preferred Stock                              $        -         $     3,920
                                                                       ----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. Basis of Financial Statement Preparation and Stock-Based Employee Compensation

Financial Statement Preparation. The Cone Mills Corporation ("Cone") consolidated condensed financial statements for March 30, 2003 and March 31, 2002 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at March 30, 2003, March 31, 2002 and December 29, 2002, and the related consolidated condensed statements of income and cash flows for the thirteen weeks ended March 30, 2003 and March 31, 2002. All adjustments are of a normal recurring nature. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2002.

Inventories  are stated at the lower of cost or market.  The last-in,  first-out
(LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of the year-end, the inventories at March 30, 2003 and March 31, 2002 and related consolidated condensed statements of income for the thirteen weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Stock-Based Employee Compensation. Cone has stock-based employee compensation plans. Cone accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if Cone had applied the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. SFAS No. 123 requires pro forma disclosures only for options granted after December 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

                                                                         Thirteen           Thirteen
                                                                       Weeks Ended        Weeks Ended
(in thousands, except per share data)                                 March 30, 2003     March 31, 2002
                                                                   --------------------------------------
Net income, as reported                                               $     1,801        $     1,440
Deduct: Total stock-based employee compensation
 expense determined under fair value based
 method for all awards, net of related tax effects                          ( 125  )           ( 156  )
                                                                   --------------------------------------
Pro forma net income                                                  $     1,676        $     1,284
                                                                   --------------------------------------

Earnings per share - basic and diluted:
 Basic and diluted - as reported                                      $      0.03        $      0.02
 Basic and diluted - pro forma                                        $      0.03        $      0.01


Note 2.  Securitization of Accounts Receivable

As of March 30,  2003 and March  31,  2002,  the  total  amount of  advances  of proceeds from the sale of receivables under the Accounts Receivable Securitization Facility ("A/R Securitization Facility") was $26.6 million and $31.7 million, respectively. As of March 30, 2003 and March 31, 2002, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $26.1 million and $34.3 million, respectively. Expenses incurred in connection with the sale of accounts receivable were $0.3 million and $0.5 million for the thirteen weeks ended March 30, 2003 and March 31, 2002, respectively, and were included in "Other" in the Consolidated Condensed Statements of Income. The table below summarizes certain cash flows under the securitization for the fiscal quarters ended March 30, 2003 and March 31, 2002:

(in thousands)                                                           3/30/03            3/31/02
                                                                       ----------------------------------
Proceeds from securitizations                                          $  23,666          $  30,911
Reductions due to change in level of receivables sold                   ( 24,895 )         ( 36,140 )
Daily yield paid                                                           ( 319 )            ( 451 )
Servicing fees paid                                                        ( 126 )            ( 141 )
Servicing fees received                                                      126                141


Note 3.  Inventories

(in thousands)                                          3/30/03          3/31/02           12/29/02
                                                ---------------------------------------------------------
Greige and finished goods                             $  30,431        $  37,384          $  24,401
Work in process                                           5,339            3,816              6,237
Raw materials                                            10,041            9,334              9,188
Supplies and other                                        8,975            9,800              9,022
                                                ---------------------------------------------------------
                                                      $  54,786        $  60,334          $  48,848
                                                ---------------------------------------------------------

Note 4.  Long-Term Debt and Recapitalization Plan

(in thousands)                                          3/30/03          3/31/02           12/29/02
                                                ---------------------------------------------------------
Senior Note                                           $  21,905        $  26,720          $  22,170
Revolving Credit Agreement                               28,000           55,000             24,000
8-1/8% Debentures                                        99,130           98,686             99,019
                                                ---------------------------------------------------------
                                                        149,035          180,406            145,189
Less current maturities                                  49,905           81,720             46,170
                                                ---------------------------------------------------------
                                                      $  99,130        $  98,686          $  99,019
                                                ---------------------------------------------------------

On December 2, 2002, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through May 30, 2003, which subsequently was extended through June 27, 2003. The Revolving Credit Facility commitment was $56.4 million, including letters of credit, as of March 30, 2003. Cone's obligations under its Revolving Credit Facility, its Senior Note and its 8-1/8% Debentures are secured by substantially all of the assets of Cone.

In January 2003, Cone presented a recapitalization plan to its lenders. Some of the key elements of the recapitalization plan as presented include:

o Cone had entered into a letter of intent with WLR Recovery Fund II, L.P. ("WLR"), a fund managed by W.L. Ross and Company, in which WLR would purchase up to $27.0 million of convertible notes;

o Existing lenders and bondholders would be asked to extend maturities by two to three years and make other modifications to their agreements;

o The contingent payment rights would be satisfied by the issuance of $1 million in common stock at the closing of the transaction;

o Cone would distribute to present holders of its common stock nontransferable rights to purchase up to $27.0 million of convertible notes. Any notes not purchased in the offering by common stockholders would be available for purchase by directors and employees, and any remaining notes would then be purchased by WLR; and

o The new notes would bear interest at 12% per annum and be convertible into common stock at a $1.00 per share.

This recapitalization plan is subject to a number of contingencies and conditions, including negotiation of a final agreement with WLR, agreement to the proposed changes by Cone's lenders and bondholders, approval of certain elements of the plan by Cone's common stockholders, and the effectiveness of certain registration statements to be filed with the Securities and Exchange Commission.

Based upon present economic conditions and Cone's near-term operating outlook along with an evaluation of several options for expanding low-cost denim capacity, we do not believe the recapitalization plan outlined in January will be our ultimate recapitalization proposal to our lenders and stockholders. In the interim, until a more definitive recapitalization plan can be proposed, we are working with our lenders to extend the existing Revolving Credit Facility and

Senior Note obligation. Cone believes that the maturity of the Revolving Credit Facility and Senior Note will be extended as needed to support ongoing operations, however, there can be no assurance that such an extension will be available on acceptable terms and conditions.


Note 5.  Class A Preferred Stock

On February 12, 2003, Cone declared a 12.00% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2003. The dividend, in the amount of $3.9 million, will be charged to retained earnings in Cone's fiscal quarter ended June 29, 2003.


Note 6.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
operations in the consolidated condensed statements of income.

                                                Thirteen            Thirteen
                                              Weeks Ended         Weeks Ended
(in thousands)                                  3/30/03             3/31/02
                                           -------------------------------------

Depreciation                                  $    4,790          $    5,049
Amortization                                          23                  23
                                           -------------------------------------
                                              $    4,813          $    5,072
                                           -------------------------------------

Note 7.  Earnings Per Share

The following table sets forth the computation of basic and diluted earnings per common share ("EPS").

                                                          Thirteen               Thirteen
                                                         Weeks Ended            Weeks Ended
(in thousands, except per share data)                      3/30/03                3/31/02
                                                      ---------------------------------------
Net income                                               $     1,801            $     1,440
Preferred stock dividends                                      ( 976 )              ( 1,032 )
                                                      ---------------------------------------
Basic EPS - income available to common
    stockholders                                                 825                    408
Effect of dilutive securities                                      -                      -
                                                      ---------------------------------------
Diluted EPS - income available to common
    stockholders after assumed conversions               $       825            $       408
                                                      ---------------------------------------


Determination of shares:
Weighted-average shares                                       25,758                 25,675
Contingently issuable (unvested restricted shares)                 -                    ( 8 )
                                                      ---------------------------------------
Basic EPS - weighted-average shares                           25,758                 25,667
Effect of dilutive securities                                    240                    343
                                                      ---------------------------------------
Diluted EPS - adjusted weighted-average shares after
    assumed conversions                                       25,998                 26,010
                                                      ---------------------------------------

Earnings per share - basic and diluted                   $      0.03            $      0.02
                                                      ---------------------------------------

Note 8.  Segment Information

Cone has three principal business segments based upon organizational  structure:
1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the denim and commission finishing segments. Equity in earnings (losses) of unconsolidated affiliates is included in the denim segment. Unallocated expenses, interest and income tax expense are not included in segment operating income (loss). Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable.

Net sales and income (loss) from operations for Cone's operating segments are as follows:

                                                           Thirteen               Thirteen
                                                         Weeks Ended            Weeks Ended
(in thousands)                                             3/30/03                3/31/02
                                                      ---------------------------------------
Net Sales
 Denim                                                   $    84,495            $   82,115
 Commission Finishing                                         11,620                15,159
 Decorative Fabrics                                            7,375                10,319
 Other                                                            74                    62
                                                      ---------------------------------------
                                                             103,564               107,655
Less Intersegment Sales                                        1,300                 1,835
                                                      ---------------------------------------
                                                         $   102,264            $  105,820
                                                      ---------------------------------------
Income (Loss) from Operations
 Denim                                                   $     7,656            $    5,781
 Commission Finishing                                              8                 1,056
 Decorative Fabrics                                            ( 905 )                 516
 Other                                                         ( 396 )               ( 368 )
 Unallocated Expenses                                          ( 266 )               ( 356 )
                                                      ---------------------------------------
                                                               6,097                 6,629
 Less Equity in Earnings (Losses) of
   Unconsolidated Affiliates                                     981                  ( 47 )
                                                      ---------------------------------------
                                                               5,116                 6,676
Other Expense, Net                                           ( 3,888 )             ( 4,755 )
                                                      ---------------------------------------
Income from Operations before Income
   Tax Expense and Equity in Earnings
   (Losses) of Unconsolidated Affiliates                 $     1,228            $    1,921
                                                      ---------------------------------------

Note 9.  Comprehensive Income

Comprehensive income is the total of net income and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income. Total comprehensive income for the periods was as follows:

                                                           Thirteen               Thirteen
                                                         Weeks Ended            Weeks Ended
(in thousands)                                             3/30/03                3/31/02
                                                      ---------------------------------------
Net income                                               $     1,801            $     1,440
Other comprehensive loss,
 cotton derivatives losses                                     ( 283 )                ( 177 )
                                                      ---------------------------------------
                                                         $     1,518            $     1,263
                                                      ---------------------------------------

Cotton derivatives losses as of March 30, 2003, reflected above in other comprehensive income will be recognized in cost of goods sold over the next twelve months.


Note 10.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices.

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income outside results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At March 30, 2003 and March 31, 2002, Cone recorded in accumulated other comprehensive income cotton derivative gains, net of deferred tax benefits, of $0.1 million. Gains of $0.7 million were credited to cost of goods sold during the first quarter 2003, as compared to $0.4 million during the first quarter 2002. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the fiscal quarters ended March 30, 2003 and March 31, 2002, was immaterial.

Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the quarters ended March 30, 2003 and March 31, 2002 follows:

                                                            Corporate
                                                            & Textile
                                                            Products
(in thousands)                                                Group
                                                         ----------------
Balance, December 29, 2002                               $        58
Deductions, terminal leave and related benefits                    -
                                                         ----------------
Balance, March 30, 2003                                  $        58
                                                         ----------------

Balance, December 30, 2001                               $       639
Deductions, terminal leave and related benefits                ( 426  )
                                                         ----------------
Balance, March 31, 2002                                  $       213
                                                         ----------------


Note 12.  Income Tax Expense

The effective tax rate for the first quarter of 2003 was 33% versus an effective tax rate of 23% for the first quarter of 2002. Tax benefits of export sales significantly reduced the effective tax rate for the first quarter of 2002.


Note 13.  Contingencies

The November 9, 2001, amendment of Cone's Revolving Credit Facility and Senior Note contained certain contingent payment rights that were exercisable by the lenders if Cone were unable to refinance its debt prior to January 15, 2003. These rights stipulated that Cone would be required to pay to the lenders within two years thereafter, upon notice from the lenders, an amount equal to the greater of $1 million or 10% of the market value of Cone's outstanding common stock at the time of notice. Cone was unable to refinance this debt by January 15, 2003.

On December 2, 2002, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through May 30, 2003, which subsequently was extended through June 27, 2003. As a part of Cone's discussions with its lenders regarding an extension of its lending agreements into 2004, we have been unable to reach an agreement with our lenders to defer the exercise date of certain contingent payment rights. In April 2003, our lenders verbally indicated that they would exercise their rights as part of a credit extension. As part of our discussions regarding an extension, we have been working to achieve a mutually agreeable resolution to the ultimate valuation and payment of these rights including the possibility of paying all or a portion in common stock. Cone expects to recognize a charge in its second quarter 2003 consolidated financial statements for these contingent payment rights. Based upon the common stock price for the past 45 days through May 8, 2003, the indicated payment would have been approximately $4.6 million. Cone will continue to discuss with its lenders a reduction in the valuation of these rights.

Item 2.

                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



OVERVIEW

The U.S. economy continued to grow slowly in the first quarter of 2003. The U.S. Commerce Department reported that the economy grew at an annual rate of 1.6%, slightly up from the 1.4% rate of growth in the fourth quarter of 2002. Economic growth was negatively impacted by several one-time factors, including war worries and bad winter weather. During the first three months of 2003 consumer spending slowed and businesses continued to cut both capital spending and inventory investment. In the face of these economic conditions, Cone experienced a 3.4% sales decline, as compared with the prior year period and reported net income of $1.8 million or $.03 per share after preferred dividends for the first quarter of 2003. For comparison, Cone reported net income of $1.4 million or $.02 per share after preferred dividends for the first quarter of 2002.

The textile business is an extremely competitive business on a global basis. Overall apparel and textile imports into the U.S. continued to grow at double-digit rates with the bulk of the growth coming from the Far East. Many Asian countries, including China, have artificially pegged their currencies to the U.S. dollar, which has helped to keep their goods cheaper thereby boosting their exports. This currency effect, the general global oversupply of apparel and textiles, U.S. retail consolidation and the slowing in consumer spending have resulted in volume and deflationary pricing pressures throughout the apparel and home furnishings markets. On an aggregate basis the North American Free Trade Agreement ("NAFTA") and the Caribbean Basin Initiative ("CBI") countries currently provide approximately 60% of the denim jeans and fabric imports into the U.S. For the twelve-month period ended February 2003, imports of denim apparel from Mexico and CBI grew at an annual rate of 1.2%, as compared with a 5.5% rate of growth for imports from the Far East. Denim apparel produced in CBI is made principally from U.S. fabrics while denim apparel produced in Mexico is made typically from U.S. or Mexican produced fabrics.

Cone's business strategy is to invest and grow in its core franchises where it is recognized as a market leader. As a result of economic and industry conditions, Cone is focused on four initiatives: (1) engage in businesses in which Cone believes it is an industry leader; (2) retain, attract, motivate and focus a talented and capable management team; (3) migrate to low-cost manufacturing platforms for commodity products; and (4) attract and efficiently invest capital. Our long-term migration strategy is focused on the Americas where free trade agreements, such as NAFTA, CAFTA (Central America Free Trade
Act) and FTAA (Free Trade of the Americas), are in place or are expected to be enacted in the future. We believe that denim jeans produced in these regions will maintain a significant market share of the U.S. retail market because of certain unique product characteristics. Among the characteristics of denim fabric and jeans that make them more likely to be sourced closer to or in the U.S. are the significant fashion element, especially in women's jeans, the overall low labor content as compared to other textiles and apparel, the availability of U.S. cotton and certain other supply chain factors.

Cone's strategy is to grow its denim business by expanding its production capacity in Mexico or other low-cost countries in this hemisphere. The options to expand Cone's denim capacity in low cost countries include acquiring existing operations, acquiring existing buildings and retrofitting into a denim operation or building a greenfield facility. We believe that the capital investment for such a denim expansion is approximately $60-$90 million. The capital cost for such a facility will be dependent upon its size, age and flexibility. Funding the denim facility will require debt and equity financing and certain modifications to Cone's current debt structure and lending agreements. Cone has not arranged financing or modified its debt structure or lending agreements to date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

Regarding the near-term operating outlook, we expect continued pressure on margins as a result of weak U.S. economic conditions, higher cotton prices and the impact of high competitor inventory levels and imports. Cone is unable to determine what impact SARS (severe acute respiratory syndrome) will have on its business other than to note that its markets and operations are principally U.S., Europe, Mexico and Central America.


RESULTS OF OPERATIONS

First Quarter Ended March 30, 2003 Compared with First Quarter Ended March 31, 2002

For the first quarter of 2003, Cone had sales of $102.3 million, as compared with sales of $105.8 million for the first quarter of 2002 or a 3.4% decrease. The decrease in sales was attributable to lower sales volume in both the commission finishing and decorative fabrics segments.

Gross profit for the first quarters of both 2003 and 2002 was 13.5% of sales. In the first quarter of 2003, the gross profit margin was favorably impacted by lower raw material costs that were offset by lower denim sales prices, lower capacity utilization in the commission finishing and decorative fabrics operations and higher energy costs.

Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

     Denim. Denim sales revenues of $84.5 million increased by 2.9% in the first quarter 2003, as compared to the first quarter of 2002. Sales yards were up approximately 1%, as compared with first quarter of 2002. The increase in denim sales was primarily the result of a more profitable product mix and reduced closeouts. Denim sales prices continued to decline slightly, as compared with the first quarter of 2002. Operating income was $7.7 million for the first quarter, as compared with $5.8 million for the prior year quarter. The improvement in operating income on marginally higher volume is primarily attributable to lower raw material costs and savings related to cost reduction initiatives. These savings were partially offset by lower sales prices, higher employee benefit costs, additional freight cost associated with the start-up of the Turkish joint venture and higher energy costs. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone, Cone's joint venture plant in Mexico, was $1.0 million for the first quarter of 2003, as compared with $0.1 million for the first quarter of 2002. Parras Cone results were favorably impacted by lower raw material prices and the decline in value of the Mexican peso versus the U.S. dollar.

     Commission Finishing. The commission finishing segment consists only of the Carlisle plant. Outside sales (total segment sales less intercompany sales) of the commission finishing segment for the first quarter of 2003 were $10.5 million, down 21.3%, as compared with the first quarter of 2002 sales revenue. Sales volume declined significantly as a result of overall weak market conditions in all of Carlisle's market segments. For the first quarter of 2003 the segment reported breakeven operating income results, as compared with $1.1 million operating income in the first quarter of 2002. Operating results were negatively impacted by lower sales volume, which resulted in curtailed operating schedules, and higher energy costs. Plant operating efficiencies continued to improve in the first quarter of 2003, as compared with the first quarter of 2002. The home fashions industry continues to experience extremely difficult market conditions as retailers have reduced future order commitments and inventory positions.

     Decorative Fabrics. The decorative fabrics segment consists only of Cone Jacquards. For the first quarter of 2003, sales revenue of the decorative fabrics segment was $7.4 million, down 28.5%, as compared with the first quarter of 2002 sales revenue. Market conditions in the bedding and furniture segments continued to be weak and were exacerbated by increased import penetration of furniture products and the low level of new product introductions achieved by Cone Jacquards in 2001 and 2002. Operating results were affected negatively by lower sales volume, resulting in poor plant utilization levels and unsatisfactory operating efficiencies. In addition, in order to improve its new product introductions in 2003 the business unit increased expenditures on design and sampling. In the first quarter of 2002, Cone Jacquards operated a normal operating schedule versus a curtailed schedule in the first quarter of 2003. Decorative fabrics operating loss for the first quarter of 2003 was $0.9 million, as compared with operating income of $0.5 million in the first quarter of 2002.

Selling and administrative expenses for the first quarter of 2003 were $8.7 million, as compared with $7.6 million for the prior year first quarter. Selling and administrative expenses were 8.5% of sales in the first quarter of 2003, as compared to 7.2% for the comparable 2002 quarter. Selling and administrative expenses for the first quarter of 2003 were higher as a percentage of sales primarily as a result of increased pension costs related to a negative return on assets as contrasted with an assumed positive rate of return in 2002 and other welfare benefit items.

Interest expense for the first quarter of 2003 was $3.6 million, as compared with $4.3 million for the first quarter of 2002. Benefits from lower market interest rates and lower borrowings outstanding were partially reduced by increased rates under the lending agreements. Other expenses of $0.3 million in the first quarter of 2003 consist of the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $0.5 million in the first quarter of 2002.

The effective tax rate for the first quarter of 2003 was 33% versus an effective tax rate of 23% for the first quarter of 2002. Tax benefits of export sales significantly reduced the effective tax rate for the first quarter of 2002.

As discussed under "Denim" above, equity in earnings of Parras Cone and ASISA, Cone's joint ventures in Mexico, was $1.0 million for the first quarter 2003, as compared with a loss of less than $0.1 million for the first quarter of 2002.

For the first quarter of 2003, Cone had a net profit $1.8 million, or $.03 per share after preferred dividends. For comparison, for the first quarter of 2002, Cone reported a net profit of $1.4 million, or $.02 per share after preferred dividends.


LIQUIDITY AND CAPITAL RESOURCES

Cone's principal long-term capital components consist of debt outstanding under its Revolving Credit Facility, its Senior Note, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

The following is a summary of primary financing agreements as of March 30, 2003:

($ amounts in millions)                                                      Interest/
                                        Facility             Amount          Discount
Financing Agreement                    Commitment          Outstanding         Rate          Maturity Date
-----------------------------------------------------------------------------------------------------------
8-1/8% Debentures                      $    100.0          $   100.0          8.125%         Mar 15, 2005
Senior Note                                  21.9               21.9         14.200          June 27, 2003
Revolving Credit Facility                    56.4               28.0          8.750          June 27, 2003
A/R Securitization Facility                  60.0               26.6          4.740          Sept 1, 2004


On December 2, 2002, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through May 30, 2003, which subsequently was extended through June 27, 2003. The amended agreements provided that Cone present a recapitalization proposal to its lenders by January 22, 2003. A recapitalization plan was presented to our lenders prior to the required date. We have been unable to reach an agreement with our lenders to defer the exercise date of certain contingent payment rights (Equity Appreciation Rights) that were issued as part of our November 2001 credit extension agreements. In April 2003, our lenders verbally indicated that they would exercise their rights as part of a credit extension. These rights entitle the lenders, upon giving of notice within two years of January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if we did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. Cone has requested an extension of the maturity dates of both debts to March 2004, and as part of our discussions regarding the extension, we have been working to achieve a mutually agreeable resolution to the ultimate valuation and payment of the Equity Appreciation Rights, including the possibility of paying all or a portion in common stock. Cone expects to recognize a charge relating to these rights in its second quarter 2003 consolidated financial statements. Based upon the common stock price for the past 45 days through April 25, 2003, the indicated payment would have been approximately $4.8 million. Cone will continue to discuss with its lenders a reduction in the valuation of these rights.

At March 30, 2003, Cone had availability under its financing agreements of $26.6 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by overall facility commitment levels and borrowing base calculations, as defined in the respective agreements. During the first quarter of 2003, cash used in operations was $3.2 million as cash generated was offset by an increase of $5.9 million in inventories. During the first quarter of 2003, Cone invested in capital expenditures of $0.8 million and received proceeds of $1.1 million from the sale of non-essential equipment. Cone's domestic capital budget is $10.0 million for 2003. Cone's capital budget is based upon project requests to maintain its manufacturing facilities in good condition and to provide the flexibility and capability necessary to meet market demands. Cone expects to finance capital expenditures with internally generated funds.

Cone believes that internally generated operating funds and funds available under its Revolving Credit Facility currently in effect are sufficient to meet its needs for working capital and domestic capital spending permitted under the terms of the Revolving Credit Facility. However, its Revolving Credit Facility and its Senior Note obligation mature on June 27, 2003. There is no assurance that Cone will be able to obtain the requested extension on its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. Cone has not yet been able to finance its proposed denim expansion strategy, and its current debt structure will not permit that financing. Cone is in the process of exploring its alternatives related to financing its businesses.

On January 16, 2003 Cone entered into a letter of intent with WLR Recovery Fund II, L.P. ("WLR"), a fund managed by W.L. Ross and Company, in which WLR would purchase up to $27.0 million of convertible notes to support a recapitalization of Cone's balance sheet that would provide funds to allow Cone to execute its Mexican expansion strategy. Funds managed by W.L. Ross and Company currently hold 50% of Cone's Revolving Credit Facility and a portion of its bonds. The recapitalization plan contemplated by the letter of intent contains the following elements:

o Existing lenders and bondholders would be asked to extend maturities by two to three years and make other modifications to their agreements;

o The contingent payment rights would be satisfied by the issuance of $1 million in common stock at the closing of the transaction;

o Cone would distribute to present holders of its common stock nontransferable rights to purchase up to $27.0 million of convertible notes. Any notes not purchased in the offering by common stockholders would be available for purchase by directors and employees, and any remaining notes would then be purchased by WLR; and

o The new notes would bear interest at 12% per annum and be convertible into common stock at a $1.00 per share.

This recapitalization plan is subject to a number of contingencies and conditions, including negotiation of a final agreement with WLR, agreement to the proposed changes by Cone's lenders and bondholders, approval of certain elements of the plan by Cone's common stockholders, and the effectiveness of certain registration statements to be filed with the Securities and Exchange Commission.

Based upon present economic conditions and Cone's near-term operating outlook along with an evaluation of several options for expanding low-cost denim capacity we do not believe the recapitalization plan described above will be our ultimate recapitalization proposal to our lenders and stockholders.

We are unable to predict whether our lenders will accept our ultimate recapitalization proposal or modifications thereof. Cone believes that the maturity of its Revolving Credit Facility and its Senior Note will be extended to August 2004. However, given the lack of liquidity in the capital markets and the negative perception by lenders regarding the U.S. textile industry, there is no assurance that Cone will be able to refinance or replace its Revolving Credit Facility and its Senior Note or otherwise obtain financing on terms and conditions acceptable to Cone. We will continue to explore alternatives related to financing our business and the expansion of denim capacity in low-cost countries.

On March 30, 2003, Cone's long-term capital structure consisted of $149.0 million of long-term debt (including current maturities) and $94.2 million of stockholders' equity. For comparison, Cone had $180.4 million of long-term debt (including current maturities) and $86.9 million of stockholders' equity at March 31, 2002.

Accounts receivable on March 30, 2003, were $31.7 million, as compared with $41.2 million at March 31, 2002. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 52 days of sales outstanding at March 30, 2003 and 65 days at March 31, 2002. Advances outstanding under the A/R Securitization Facility were $26.6 million at March 30, 2003 and $31.7 million at March 31,2002. The decrease in days outstanding was primarily the result of certain denim customers paying in advance of the due date and the exit from the khaki business in late 2001. In the future we would expect days outstanding to increase from first quarter 2003 levels as our business evolves to an increased level of shipments to countries under the CBI trade initiative.

Inventories on March 30, 2003 were $54.8 million, as compared with $48.8 million at December 29, 2002, reflecting an increase in denim finished goods inventories. For comparison purposes, inventories at March 31, 2002 were $60.3 million. The year over year reduction in inventories is primarily the result of reduced denim finished goods inventory levels and lower cotton and other raw material prices.

Cone's  financing  agreements  prohibit it from paying  dividends  on its Common
Stock.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information presented, the matters disclosed in the following discussion and analysis and other parts of this report, as well as oral statements made from time to time by representatives of Cone, include forward-looking statements within the meaning of the Federal Securities laws. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as "believe," "anticipate," "estimate," "expect," "could," and other similar expressions are to be considered such forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Such factors include, without limitation:

o the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends,

o    the highly  competitive  nature of the textile  industry  and the  possible
     effects  of  reduced  import   protection,   free-trade   initiatives   and
     retaliatory measures in trade disputes,

o the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs,

o Cone's relationships with Levi Strauss as its major customer including its sourcing practices,

o Cone's ability to attract and maintain adequate capital to fund operations and strategic initiatives,

o    increases in prevailing interest rates,

o Cone's ability to complete an acceptable recapitalization transaction that will enable it to expand its denim manufacturing in low-cost countries,

o    Cone's ability to extend its present credit arrangements, and

o the effect on Cone' sales and markets of events such as the events of September 11, 2001.

For a further description of these risks see "Item 1. Business -Competition, -Raw Materials and -Customers" and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition -- Overview" contained in Cone's 2002 Form 10-K. Other risks and uncertainties may be described from time to time in Cone's other reports and filings with the Securities and Exchange Commission.


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

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of Cone. As of March 30, 2003, no significant litigation existed.

NON-GAAP FINANCIAL MEASURE

EBITDA, which is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with accounting principles generally accepted in the United States of America) but because it is a widely accepted financial indicator of the ability to incur and service debt, is used as the basis for certain financial covenants in Cone's current debt agreements as well as for its incentive compensation plans, and is calculated by Cone as follows:

                                                         Thirteen Weeks Ended
                                                      --------------------------
(in thousands)                                           3/30/03        3/31/02
                                                      --------------------------
Income from operations                                   $ 5,116        $ 6,676
Depreciation and amortization                              4,813          5,072
                                                      --------------------------
EBITDA                                                   $ 9,929        $11,748
                                                      --------------------------


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 29, 2002.


Item 4.  Controls and Procedures

Based on their evaluation of Cone's disclosure controls and procedures, which was completed within 90 days prior to the filing of this report, the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") have concluded that Cone's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cone in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the CEO and CFO determined that Cone's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to Cone's management to allow timely decisions regarding required disclosure.

There were no significant changes in Cone's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

                                     PART II

Item 1.  Legal Proceedings

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of Cone. As of March 30, 2003, no significant litigation existed.


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  Reports on Form 8-K.

     Cone filed the following current reports on Form 8-K during the period December 30, 2002, to the date of the filing of this report:

o Current report on Form 8-K, filed on January 17, 2003, disclosing Cone's entering into a letter of intent with WLR Recovery Fund II, L.P., a fund managed by W.L. Ross and Company, to purchase up to $27.0 million of convertible notes to support a recapitalization of Cone's balance sheet. The Form 8-K contained one exhibit, the press release issued by Cone on January 17, 2003.

o Current report on Form 8-K, filed on April 24, 2003, disclosing Cone's first quarter 2003 earnings release and conference call. The Form 8-K contained one exhibit, the earnings release issued by Cone on April 24, 2003.

o Current report on Form 8-K, filed on May 6, 2003, disclosing John L. Bakane elected by the Board of Directors to the position of Chairman of the Board. The Form 8-K contained one exhibit, the press release issued by Cone on May 6, 2003.

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

 4.2.24 Amendment of 1992 Note Agreement dated as of April 30, 2003, by and among the Registrant and The Prudential Insurance Company of America.

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

*4.3.10 Amendment No. 10 to Credit Agreement dated as of December 2, 2002, by and among the Registrant, as Borrower, Bank of America, N.A., Each of the Lenders Signatory Thereto, and Bank of America, N.A., as Agent, filed as Exhibit 4.3.10 to the Registrant's report on Form 8-K dated December 6, 2002.

 4.3.11 Amendment No. 11 to Credit Agreement dated as of April 30, 2003, by and among the Registrant, as Borrower, Each of the Lenders Signatory Thereto, and Bank of America, N.A., as Agent.

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

Exhibit
  No.     Description

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

*10.23.1 Second Amendment to Supply Agreement dated as of May 13, 2002, between the Registrant and Levi Strauss dated as of March 30, 1992, filed as
          Exhibit 10.23.1 to Registrant's report on Form 10-Q for the quarter ended March 31, 2003.

Exhibit
  No.     Description

*10.24 Agreement dated January 1, 1999, between the Registrant and Parkdale Mills, Inc., filed as Exhibit 10.17 to Registrant's report on Form 10-K for the year ended January 2, 2000.

*10.24.1 Amendment and Restatement of Yarn Purchase Agreement as amended December 31, 2001, between the Registrant and Parkdale America, LLC, Parkdale Mills, Incorporated, and Magnolia Manufacturing Co. Inc.
          effective as of February 15, 2002, filed as Exhibit 10.24.1 to Registrant's report on Form 10-K for the year ended December 29, 2002.

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

Exhibit
  No.     Description

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

*23.2 Consent of Auditors of Parras Cone de Mexico, S.A. de C.V. with respect to the incorporation by reference in the Registrant's Registration Statements on Form S-8 (Nos. 33-31977; 33-31979; 33-51951; 33-51953; 333-37054; 333-60954; and 33-67800;) of their reports on the financial statements and schedules included in Registrant's report on Form 10-K/A for the year ended December 29, 2002.

*99.1 Financial Statements of Parras Cone de Mexico, S.A. de C.V. as of and for the year ended December 29, 2002, as filed as Exhibit 99.1 to Registrant's report on Form 10-K/A for the year ended December 29, 2002.

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


                                   CONE MILLS CORPORATION
                                   (Registrant)




Date:    May 14, 2003              /s/Gary L. Smith
         ------------              -----------------
                                   Gary L. Smith
                                   Executive Vice President and
                                   Chief Financial Officer

                                                                        Annex A
                            Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John L.Bakane, chairman, president and chief executive officer, certify that:

1.  I  have  reviewed  this  quarterly   report  on  Form  10-Q  of  Cone  Mills
    Corporation;

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003      /s/ John L. Bakane
                         Title: Chairman, President and Chief Executive Officer

                                                                        Annex A
                            Quarterly Certifications
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003                /s/ Gary L. Smith
                                   Title: Chief Financial Officer

                                                                        Annex B
                            Quarterly Certifications
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Pursuant to section 906 of the  Sarbanes-Oxley  Act of 2002 (subsections (a) and
(b) of Section 1350, Chapter 63 of Title 18, United States Code), each of the undersigned officers of Cone Mills Corporation ("Cone"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2003, of Cone fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of Cone.

Dated: May 14, 2003      /s/ John L. Bakane
                         Name: John L. Bakane
                         Title: Chairman, President and Chief Executive Officer

Dated: May 14, 2003      /s/ Gary L. Smith
                         Name: Gary L. Smith
                         Title: Chief Financial Officer