Form 10-Q
period 2003-06-29
CONE MILLS CORP
filed 2003-08-13
CIK 23304

================================================================================
                                                                   Page 1 of 42
                                              Index to Exhibits - Pages 27 - 42
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes __ No X

Number of shares of common stock outstanding as of July 23, 2003:  25,941,475.


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX



PART I. FINANCIAL INFORMATION
                                                                       Page
                                                                      Number

Item 1.    Financial Statements

           Consolidated Condensed Statements of Operations
           Thirteen and Twenty-Six weeks ended June 29, 2003 and
           June 30, 2002 (Unaudited)                                       3

           Consolidated Condensed Balance Sheets
           June 29, 2003 and June 30, 2002 (Unaudited)
           and December 29, 2002                                           4

           Consolidated Condensed Statements of Cash Flows
           Twenty-Six weeks ended June 29, 2003 and
           June 30, 2002 (Unaudited)                                       5

           Notes to Consolidated Condensed Financial Statements
           (Unaudited)                                                     6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  16

Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk                                                           25

Item 4.    Controls and Procedures                                        25


PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                              26
Item 6.    Exhibits and Reports on Form 8-K                               26

                                                PART I
Item 1.

                                   CONE MILLS CORPORATION AND SUBSIDIARIES
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                        Thirteen          Thirteen          Twenty-Six       Twenty-Six
                                                       Weeks Ended       Weeks Ended        Weeks Ended      Weeks Ended
(in thousands, except per share data)                 June 29, 2003     June 30, 2002      June 29, 2003    June 30, 2002
---------------------------------------------------------------------------------------------------------------------------
                                                       (Unaudited)       (Unaudited)        (Unaudited)       (Unaudited)
Net Sales                                              $    96,336      $    125,837       $    198,600     $    231,657
Cost of Goods Sold                                          85,966           108,570            174,431          200,085
                                                      ---------------------------------------------------------------------
Gross Profit                                                10,370            17,267             24,169           31,572
Selling and Administrative                                   7,768             9,466             16,451           17,095
Impairment of Assets                                           766                 -                766                -
                                                      ---------------------------------------------------------------------
Income from Operations                                       1,836             7,801              6,952           14,477
                                                      ---------------------------------------------------------------------
Other Income (Expense)
  Interest income                                               51               111                130              129
  Interest expense                                         ( 3,828 )         ( 3,994 )          ( 7,477 )        ( 8,302 )
  Other                                                      ( 367 )           ( 541 )            ( 685 )        ( 1,006 )
  Equity appreciation rights                               ( 4,117 )               -            ( 4,117 )              -
                                                      ---------------------------------------------------------------------
                                                           ( 8,261 )         ( 4,424 )         ( 12,149 )        ( 9,179 )
                                                      ---------------------------------------------------------------------

Income (Loss) from Operations before
  Income Tax Expense (Benefit) and Equity in
  Earnings of Unconsolidated Affiliates                    ( 6,425 )           3,377            ( 5,197 )          5,298
Income Tax Expense (Benefit)                               ( 2,348 )           1,013            ( 1,940 )          1,447
                                                      ---------------------------------------------------------------------

Income (Loss) from Operations before
  Equity in Earnings of Unconsolidated Affiliates          ( 4,077 )           2,364            ( 3,257 )          3,851
Equity in Earnings of Unconsolidated Affiliates                506               729              1,487              682
                                                      ---------------------------------------------------------------------
Net Income (Loss)                                      $   ( 3,571 )    $      3,093       $    ( 1,770 )   $      4,533
                                                      ---------------------------------------------------------------------

Income (Loss) Available to Common Stockholders         $   ( 4,593 )    $      2,015       $    ( 3,768 )   $      2,423
                                                      ---------------------------------------------------------------------

Earnings (Loss) per Share - Basic and Diluted          $    ( 0.18 )    $       0.08       $     ( 0.15 )   $       0.09
                                                      ---------------------------------------------------------------------

Weighted-Average Common Shares Outstanding
  Basic                                                     25,832            25,692             25,795           25,679
                                                      ---------------------------------------------------------------------
  Diluted                                                   25,832            26,109             25,795           26,065
                                                      ---------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                          June 29,          June 30,       December 29,
(in thousands, except share and par value data)             2003              2002            2002
----------------------------------------------------------------------------------------------------------
                                                       (Unaudited)       (Unaudited)         (Note)
ASSETS
  Current Assets
    Cash                                               $     4,308       $       408        $     1,654
    Accounts receivable, less allowances:
     2003, $3,400; 2002, $5,700 and $3,400                  33,602            40,028             33,017
    Inventories                                             60,747            49,518             48,848
    Other current assets                                     2,855             5,330              1,630
                                                      ----------------------------------------------------
       Total Current Assets                                101,512            95,284             85,149

  Investments in and Advances to Unconsolidated
    Affiliates                                              55,100            52,087             53,613
  Other Assets                                              29,569            27,176             30,423
  Property, Plant and Equipment                            141,161           155,640            149,077
                                                      ----------------------------------------------------
                                                       $   327,342       $   330,187        $   318,262
                                                      ----------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
    Current maturities of long-term debt               $    58,655       $    62,160        $    46,170
    Accounts payable                                        33,518            31,053             25,589
    Sundry accounts payable and accrued liabilities         19,737            22,409             25,448
                                                      ----------------------------------------------------
       Total Current Liabilities                           111,910           115,622             97,207

  Long-Term Debt                                            99,241            98,797             99,019
  Deferred Income Taxes                                     12,988            12,278             14,884
  Other Liabilities                                         13,871            14,043             13,699

  Stockholders' Equity
    Class A preferred stock - $100 par value;
     authorized 1,500,000 shares; issued and outstanding:
       2003, 348,812 shares; 2002, 349,913 shares and
       327,283 shares                                       34,881            34,991             32,728
    Class B preferred stock - no par value; authorized
       5,000,000 shares                                          -                 -                  -
    Common stock - $0.10 par value; authorized
       42,700,000 shares; issued and outstanding:
       2003, 25,941,475 shares; 2002, 25,706,193
       shares and 25,757,344 shares                          2,594             2,571              2,576
    Capital in excess of par                                58,366            57,950             58,098
    Retained earnings                                        3,581             2,550              9,279
    Deferred compensation - restricted stock                     -               ( 5 )                -
    Accumulated other comprehensive loss                  ( 10,090 )         ( 8,610 )          ( 9,228 )
                                                      ----------------------------------------------------
       Total Stockholders' Equity                           89,332            89,447             93,453
                                                      ----------------------------------------------------
                                                       $   327,342       $   330,187        $   318,262
                                                      ----------------------------------------------------

Note: The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                     CONE MILLS CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         Twenty-Six         Twenty-Six
                                                                         Weeks Ended        Weeks Ended
(in thousands)                                                          June 29, 2003      June 30, 2002
----------------------------------------------------------------------------------------------------------
                                                                         (Unaudited)        (Unaudited)
CASH PROVIDED BY (USED IN) OPERATIONS                                    $    (3,748 )      $    19,668
                                                                        ----------------------------------

INVESTING
  Proceeds from sale of property, plant and equipment                          1,076                997
  Capital expenditures                                                       ( 2,464 )          ( 1,906 )
                                                                        ----------------------------------
   Cash used in investing                                                    ( 1,388 )            ( 909 )
                                                                        ----------------------------------

FINANCING
  Decrease in checks issued in excess of deposits                            ( 1,148 )          ( 3,515 )
  Principal borrowings (payments) on long-term debt                           10,697            (12,996 )
  Proceeds from issuance of common stock                                          16                 83
  Dividends paid - Class A Preferred                                            ( 68 )             ( 92 )
  Redemption of Class A Preferred stock                                      ( 1,707 )          ( 2,360 )
                                                                        ----------------------------------
   Cash provided by (used in) financing                                        7,790            (18,880 )
                                                                        ----------------------------------

   Net change in cash                                                          2,654               (121 )

Cash at Beginning of Period                                                    1,654                529
                                                                        ----------------------------------

Cash at End of Period                                                    $     4,308        $       408
                                                                        ----------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments (receipts) for:
  Interest                                                               $     7,199        $     8,411
                                                                        ----------------------------------
  Income tax refunds                                                     $      (406 )      $         -
                                                                        ----------------------------------

Supplemental Schedule of Noncash Financing Activities:
  Stock dividend - Class A Preferred Stock                               $     3,860        $     3,920
                                                                        ----------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Basis of Financial Statement Preparation

Financial Statement Preparation. The Cone Mills Corporation ("Cone") consolidated condensed financial statements for June 29, 2003 and June 30, 2002 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporation and Subsidiaries at June 29, 2003, June 30, 2002 and December 29, 2002, and the related consolidated condensed statements of operations for the respective thirteen and twenty-six weeks ended June 29, 2003 and June 30, 2002 and cash flows for the twenty-six weeks then ended. All adjustments are of a normal recurring nature with the exception of the Equity Appreciation Rights ("EARS") payment and the asset impairment charge. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2002.

Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out ("LIFO") method is used to determine cost of most domestically produced goods. The first-in, first-out ("FIFO") or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of year-end, the inventories at June 29, 2003 and June 30, 2002 and related consolidated condensed statements of operations for the thirteen and twenty-six weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

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


                                              Thirteen          Thirteen         Twenty-Six         Twenty-Six
                                             Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
(in thousands, except per share data)          6/29/03           6/30/02           6/29/03            6/30/02
                                            ----------------------------------------------------------------------
Net income (loss), as reported               $   ( 3,571 )     $     3,093       $   ( 1,770 )      $     4,533
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects           ( 126 )           ( 155 )           ( 251 )            ( 311 )
                                            ----------------------------------------------------------------------
Pro forma net income (loss)                  $   ( 3,697 )     $     2,938       $   ( 2,021 )      $     4,222
                                            ----------------------------------------------------------------------

Earnings (loss) per share - basic and diluted:
  Basic and diluted - as reported            $    ( 0.18 )     $      0.08       $    ( 0.15 )      $      0.09
  Basic and diluted - pro forma              $    ( 0.18 )     $      0.07       $    ( 0.16 )      $      0.08


Recent Accounting Pronouncements. Effective third quarter 2003, Cone will adopt SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", if required. This statement amends and clarifies financial accounting and reporting for derivatives and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard is not expected to have an impact on Cone's financial statements.

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity." This standard requires that certain financial instruments embodying an obligation to transfer assets or to issue equity securities be classified as liabilities. It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. This standard has no impact on Cone's financial statements.


Note 2.  Securitization of Accounts Receivable

As of June 29, 2003 and June 30, 2002, the total amount of advances of proceeds from the sale of receivables under the Accounts Receivable Securitization Facility ("A/R Securitization Facility") was $30.3 million and $37.7 million, respectively. As of June 29, 2003 and June 30, 2002, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $27.8 million and $29.4 million, respectively. Expenses incurred in connection with the sale of accounts receivable were $0.4 million and $0.5 million for the thirteen weeks ended June 29, 2003 and June 30, 2002, respectively, and $0.7 million and $1.0 million for the twenty-six weeks ended June 29, 2003 and June 30, 2002, respectively, and were included in "Other" in the Consolidated Condensed Statements of Income. The table below summarizes certain cash flows under the securitization for the fiscal quarters ended June 29, 2003 and June 30, 2002:

                                 Thirteen            Thirteen          Twenty-Six         Twenty-Six
                                Weeks Ended         Weeks Ended        Weeks Ended        Weeks Ended
(in thousands)                    6/29/03             6/30/02            6/29/03            6/30/02
                               -------------------------------------------------------------------------
Proceeds from securitizations   $    24,806         $    36,536        $    48,472        $    67,447
Reductions due to change
  in level of receivables sold     ( 21,147 )          ( 30,562 )         ( 46,042 )         ( 66,702 )
Daily yield paid                      ( 366 )             ( 539 )            ( 685 )            ( 990 )
Servicing fees paid                   ( 139 )             ( 170 )            ( 265 )            ( 311 )
Servicing fees received                 139                 170                265                311



Note 3.  Inventories

(in thousands)                          6/29/03        6/30/02       12/29/02
                                     -----------------------------------------

Greige and finished goods              $ 36,061       $ 27,220       $ 24,401
Work in process                           4,447          4,326          6,237
Raw materials                            11,589          8,442          9,188
Supplies and other                        8,650          9,530          9,022
                                     -----------------------------------------
                                       $ 60,747       $ 49,518       $ 48,848
                                     -----------------------------------------


Note 4.  Long-Term Debt

(in thousands)                          6/29/03        6/30/02       12/29/02
                                     -----------------------------------------

14.2% Senior Notes                     $ 22,484       $ 25,160       $ 22,170
12.0% Senior Notes                       26,171              -              -
Revolving Credit Facility                10,000         37,000         24,000
8-1/8% Debentures                        99,241         98,797         99,019
                                     -----------------------------------------
                                        157,896        160,957        145,189
Less current maturities                  58,655         62,160         46,170
                                     -----------------------------------------
                                       $ 99,241       $ 98,797       $ 99,019
                                     -----------------------------------------


On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component is a $25 million, 12% senior note and the second component is a $31 million revolving credit facility bearing interest at LIBOR plus 6.75%.

The Revolving Credit Facility and Senior Notes call for monthly amortizations of $0.8 million, beginning in July 2003. As part of the extension, Cone settled the EARS, which were contingent rights granted as a part of the November 2001 agreements, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

Given the current business environment, it is likely that Cone will need to amend its Revolving Credit Facility and Senior Notes during the third quarter of 2003. There can be no assurance that an amendment to the Revolving Credit Facility and Senior Notes will be obtained. Absent an amendment, Cone may be out of compliance with one or more covenants some time during or after September 2003.

The failure to comply with the provisions of the Revolving Credit Facility and Senior Notes would result in events of default thereunder, and, depending upon the actions of the lenders thereunder, all amounts owed under the Revolving Credit Facility and Senior Notes could be declared due and payable. If Cone is not able to repay all amounts owed under the Revolving Credit Facility and Senior Notes, the lenders thereunder would have the right to proceed against the collateral granted to the lenders to secure such indebtedness. An acceleration of indebtedness under the Revolving Credit Facility and Senior Notes would result in a cross-default under Cone's indebtedness under its 8-1/8% debentures. If the indebtedness outstanding under the Revolving Credit Facility and Senior Notes were to be accelerated, there can be no assurance that the funds and assets of the company would be sufficient to repay in full such indebtedness, and there can be no assurance that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the company's other indebtedness or to fund continuing operations. The financial statements do not include any adjustments that might result from the outcome of these matters.

By March 2004, or earlier if events of default occur, Cone must either amend, refinance or replace the Revolving Credit Facility and Senior Notes. Based on Cone's operating results, its business environment and the negative perception by lenders regarding the U.S. textile industry, there is no assurance that Cone will be able to amend as needed, refinance or replace its Revolving Credit Facility and its Senior Notes or otherwise obtain financing on terms and conditions acceptable to Cone. Cone has not yet been able to finance its proposed denim expansion strategy, and its current debt structure will not permit that financing.

On January 16, 2003 Cone entered into a letter of intent with WLR Recovery Fund II, L.P. ("WLR"), a fund managed by W.L. Ross and Company, in which WLR would support a recapitalization of Cone's balance sheet that would provide funds to allow Cone to execute its Mexican expansion strategy. Based upon present economic conditions and Cone's near-term operating outlook the recapitalization plan as described in Cone's Form 10-K for the year ended December 29, 2002 is not expected to be consummated. Cone is continuing to explore alternatives related to financing its business and the expansion of denim capacity in low-cost countries.

Note 5.  Class A Preferred Stock

On February 12, 2003, Cone declared a 12.0% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2003. The dividend was charged to retained earnings in the amount of approximately $3.9 million in Cone's fiscal quarter ended June 29, 2003. The 2004 dividend rate for Class A Preferred Stock is 11.5%, payable March 31, 2004.


Note 6.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
operations in the consolidated condensed statements of operations.

                              Thirteen             Thirteen           Twenty-Six          Twenty-Six
                             Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                 6/29/03              6/30/02             6/29/03             6/30/02
                            --------------------------------------------------------------------------
Depreciation                 $     4,833          $     5,048         $     9,623         $    10,098
Amortization                          23                   23                  46                  46
                            ---------------------------------------------------------------------------
                             $     4,856          $     5,071         $     9,669         $    10,144
                            ---------------------------------------------------------------------------


Note 7.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").

                                                               Thirteen           Thirteen
                                                              Weeks Ended        Weeks Ended
(in thousands, except per share data)                           6/29/03            6/30/02
                                                             ----------------------------------
Net income (loss)                                             $    (3,571 )      $     3,093
Preferred dividends                                               ( 1,022 )          ( 1,078 )
                                                             ----------------------------------
Basic EPS - income (loss) available to common
  stockholders                                                    ( 4,593 )            2,015
Effect of dilutive securities                                           -                  -
                                                             ----------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                      $   ( 4,593 )      $     2,015
                                                             ----------------------------------

Determination of shares:
Weighted-average shares                                            25,832             25,700
Contingently issuable (unvested restricted shares)                      -                ( 8 )
                                                             ----------------------------------
Basic EPS - weighted-average shares                                25,832             25,692
Effect of dilutive securities                                           -                417
                                                             ----------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                              25,832             26,109
                                                             ----------------------------------

  Earnings (loss) per share - basic and diluted               $     (0.18 )      $      0.08
                                                             ----------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirteen weeks ended June 29, 2003, were approximately 220,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share ("EPS").

                                                              Twenty-Six         Twenty-Six
                                                              Weeks Ended        Weeks Ended
(in thousands, except per share data)                           6/29/03            6/30/02
                                                             ----------------------------------
Net income (loss)                                             $   ( 1,770 )      $     4,533
Preferred dividends                                               ( 1,998 )          ( 2,110 )
                                                             ----------------------------------
Basic EPS - income (loss) available to common
  stockholders                                                    ( 3,768 )            2,423
Effect of dilutive securities                                           -                  -
                                                             ----------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                      $   ( 3,768 )      $     2,423
                                                             ----------------------------------

Determination of shares:
Weighted-average shares                                            25,795             25,687
Contingently issuable (unvested restricted shares)                      -                ( 8 )
                                                             ----------------------------------
Basic EPS - weighted-average shares                                25,795             25,679
Effect of dilutive securities                                           -                386
                                                             ----------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                              25,795             26,065
                                                             ----------------------------------

  Earnings (loss) per share - basic and diluted               $    ( 0.15 )      $      0.09
                                                             ----------------------------------

The number of potentially dilutive common stock options outstanding using the treasury stock method for the twenty-six weeks ended June 29, 2003, were approximately 230,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.


Note 8.  Segment Information

Cone has three principal business segments based upon organizational  structure:
1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to the denim and commission finishing segments. Equity in earnings of unconsolidated affiliates is included in the denim segment. Impairment of asset charges, EARS expenses, unallocated expenses, interest and income tax expense (benefit) are not included in segment operating income (loss). Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable.

Net sales and income (loss) from operations for Cone's operating segments are as follows:

                                                                        Thirteen            Thirteen
                                                                       Weeks Ended         Weeks Ended
(in thousands)                                                           6/29/03             6/30/02
                                                                      -----------------------------------
Net Sales
  Denim                                                                $    78,930         $   101,725
  Commission Finishing                                                      11,348              15,365
  Decorative Fabrics                                                         6,243               9,491
  Other                                                                        114                  81
                                                                      -----------------------------------
                                                                            96,635             126,662
Less Intersegment Sales                                                        299                 825
                                                                      -----------------------------------
                                                                       $    96,336         $   125,837
                                                                      -----------------------------------
Income (Loss) from Operations
  Denim                                                                $     5,496         $     8,692
  Commission Finishing                                                        (205 )             1,073
  Decorative Fabrics                                                       ( 1,122 )             ( 145 )
  Other                                                                      ( 411 )             ( 626 )
  Unallocated Expenses                                                       ( 650 )             ( 464 )
                                                                      -----------------------------------
                                                                             3,108               8,530
  Impairment of Assets                                                       ( 766 )                 -
                                                                      -----------------------------------
                                                                             2,342               8,530
  Less Equity in Earnings of Unconsolidated Affiliates                         506                 729
                                                                      -----------------------------------
                                                                             1,836               7,801
Other Expense, Net                                                         ( 4,144 )           ( 4,424 )
Equity Appreciation Rights                                                 ( 4,117 )                 -
                                                                      -----------------------------------
Income (Loss) from Operations before Income Tax Expense
  (Benefit) and Equity in Earnings of Unconsolidated Affiliates        $   ( 6,425 )       $     3,377
                                                                      -----------------------------------

                                                                    Twenty-Six          Twenty-Six
                                                                    Weeks Ended         Weeks Ended
(in thousands)                                                        6/29/03             6/30/02
                                                                   -----------------------------------
Net Sales
  Denim                                                             $   163,425         $   183,840
  Commission Finishing                                                   22,968              30,524
  Decorative Fabrics                                                     13,618              19,810
  Other                                                                     188                 143
                                                                   -----------------------------------
                                                                        200,199             234,317
Less Intersegment Sales                                                   1,599               2,660
                                                                   -----------------------------------
                                                                    $   198,600         $   231,657
                                                                   -----------------------------------
Income (Loss) from Operations
  Denim                                                             $    13,183         $    14,473
  Commission Finishing                                                    ( 193 )             2,129
  Decorative Fabrics                                                    ( 2,024 )               371
  Other                                                                   ( 807 )             ( 994 )
  Unallocated Expenses                                                    ( 954 )             ( 820 )
                                                                   -----------------------------------
                                                                          9,205              15,159
  Impairment of Assets                                                    ( 766 )                 -
                                                                   -----------------------------------
                                                                          8,439              15,159
  Less Equity in Earnings of Unconsolidated Affiliates                    1,487                 682
                                                                   -----------------------------------
                                                                          6,952              14,477
Other Expense, Net                                                      ( 8,032 )           ( 9,179 )
Equity Appreciation Rights                                              ( 4,117 )                 -
                                                                   -----------------------------------
Income (Loss) from Operations before Income Tax Expense
  (Benefit) and Equity in Earnings of Unconsolidated Affiliates     $   ( 5,197 )       $     5,298
                                                                   -----------------------------------


Note 9.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:

                                            Thirteen            Thirteen          Twenty-Six          Twenty-Six
                                           Weeks Ended         Weeks Ended        Weeks Ended         Weeks Ended
(in thousands)                               6/29/03             6/30/02            6/29/03             6/30/02
                                        -------------------------------------------------------------------------------
Net income (loss)                          $  ( 3,571 )        $   3,093          $  ( 1,770 )        $   4,533
Other comprehensive income (loss),
  cotton derivatives gains (losses)             ( 579 )              843               ( 862 )              666
                                        -------------------------------------------------------------------------------
                                           $  ( 4,150 )        $   3,936          $  ( 2,632 )        $   5,199
                                        -------------------------------------------------------------------------------

Cotton derivatives losses as of June 29, 2003, reflected above in other comprehensive income (loss) will be recognized in cost of goods sold over the next twelve months.

Note 10.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices.

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside results of operations and is subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At June 29, 2003, Cone recorded in accumulated other comprehensive income (loss) cotton derivative losses, net of deferred tax benefit, of $0.5 million. At June 30, 2002, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains, net of deferred taxes, of $1.0 million. Gains of less than $0.1 million and gains of $0.7 million were credited to cost of goods sold during the thirteen and twenty-six weeks ended June 29, 2003, respectively. Gains of $0.2 million and $0.6 million were credited to cost of goods sold during the thirteen and twenty-six weeks ended June 30, 2002, respectively. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and twenty-six weeks ended June 29, 2003 and June 30, 2002, was immaterial.


Note 11.  Restructuring and Impairment of Assets

A roll-forward of the activity related to Cone's restructuring charges for the twenty-six weeks ended June 29, 2003 and June 30, 2002 follows:

                                                           Corporate &
                                                         Textile Products
          (in thousands)                                      Group
                                                      ----------------------

          Balance, December 29, 2002                  $               58
          Deductions:
          Terminal leave and related benefits                       ( 15  )
                                                      ----------------------
          Balance, June 29, 2003                      $               43
                                                      ----------------------

          Balance, December 30, 2001                  $              639
          Deductions:
          Terminal leave and related benefits                      ( 639  )
                                                      ----------------------
          Balance, June, 30, 2002                     $                -
                                                      ----------------------

In the second quarter of 2003, Cone made an adjustment to certain impairment charges recognized in 2000. Cone recorded a $0.8 million impairment charge on the Consolidated Condensed Statement of Operations, as a further write down to certain assets available for sale that it had reached an agreement to sell in the third quarter of 2003. The fair value that is ultimately realized upon the sale may differ from the currently estimated fair value.

Note 12.  Income Taxes

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the thirteen and twenty-six weeks ended June 29, 2003, was 37%. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the thirteen and twenty-six weeks ended June 30, 2002, was 30% and 27%, respectively. Tax benefits of export sales significantly reduced the effective tax rate for the thirteen and twenty-six weeks ended June 30, 2002.

Item 2.
                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

OVERVIEW

The U.S. economy continued its tepid recovery in the second quarter of 2003. The U.S. Commerce Department reported that the economy grew at an annual rate of 2.4% in the second quarter of 2003, compared to the 1.4% growth rate for the first quarter of 2003 and fourth quarter of 2002. However, U.S. defense spending accounted for 1.0% of the growth in the second quarter 2003 GDP. Economic growth continues to be negatively impacted by several factors, including lack of business spending, war worries and bad weather in the Eastern U.S. In response to the weakness in the economic recovery since the mild recession of 2001, the U.S. government has attempted to accelerate the rate of growth in the economy with massive monetary and fiscal stimulus efforts. While some economists believe that the anticipated consumer spending effect of the tax package will enable the U.S. economy to finally turn the corner over the next six months to a higher rate of growth, Cone has yet to see an improvement in our business outlook.

In the face of the difficult retail environment and generally poor domestic textile market conditions, Cone experienced a 14.3% sales decline in the first half of 2003, as compared with the prior year period, and reported a net loss of $1.8 million or $0.15 per share after preferred dividends for the first half of 2003. For comparison, Cone reported net income of $4.5 million or $0.09 per share after preferred dividends for the first half of 2002.

As a result of sluggish retail sales in the first half of 2003, retailers have been extremely conservative in the level of orders for the critical fall and holiday 2003 selling seasons. As retailers have aggressively acted to reduce their inventories this has increased inventories throughout the balance of the softgoods pipeline. Many of our customers have indicated that they will seek to reduce their inventories in the second half of 2003, which is expected to impact negatively Cone's profitability as a result of lower sales volume, sales revenue and curtailed operating schedules. The continued pressure on denim prices coupled with rising raw material costs is expected to reduce margins and operating earnings in the second half of 2003, as compared with the second quarter of 2003.

The textile business is an extremely competitive business on a global basis. Overall apparel and textile imports into the U.S. continued to grow at double-digit rates with the bulk of the growth coming from the Far East. Many Asian countries, including China, have artificially pegged their currencies to the U.S. dollar, which has helped to keep their goods cheaper thereby boosting their exports. This currency effect, the general global oversupply of apparel and textiles, U.S. retail consolidation and the slowing in consumer spending have resulted in volume and deflationary pricing pressures throughout the apparel and home furnishings markets. On an aggregate basis the North American Free Trade Agreement ("NAFTA") and the Caribbean Basin Initiative ("CBI") countries currently provide approximately 60% of the denim jeans and fabric imports into the U.S. In the near term, imports of denim apparel continue to accelerate as U.S. garment producers continue to shutter U.S. operations. For the twelve-month period ended May 2003, imports of denim apparel from Mexico and CBI grew at an annual rate of 10.8%, as compared with a 47.6% rate of growth for imports from the Far East. Denim apparel produced in CBI is made principally from U.S. fabrics while denim apparel produced in Mexico is made typically from U.S. or Mexican produced fabrics.

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

Cone's strategy is to grow its denim business by expanding its production capacity in Mexico or other low-cost countries in this hemisphere. The options to expand Cone's denim capacity in low cost countries include acquiring existing operations, acquiring existing buildings and retrofitting into a denim operation or building a greenfield facility. We believe that the capital investment for such a denim expansion is approximately $60 - $90 million. The capital cost for such a facility will be dependent upon its size, age and flexibility. Funding the denim facility will require debt and equity financing and certain modifications to Cone's current debt structure and lending agreements. Cone has not arranged financing or modified its debt structure or lending agreements to date, and there can be no assurance that such financing will be available on acceptable terms and conditions or that its present lenders will agree to the required modifications.

Regarding the near-term operating outlook, we expect continued pressure on margins and volumes as a result of weak U.S. economic conditions, higher cotton costs, higher than desired customer and competitor inventory levels, retailers' cautiousness and imports. Longer term the monetary and fiscal stimuli being applied to the U.S. economy along with the inevitable end to inventory liquidations should result in some recovery in our markets.


RESULTS OF OPERATIONS

Second Quarter Ended June 29, 2003 Compared with Second Quarter Ended June 30, 2002.

For the second quarter of 2003, Cone had sales of $96.3 million, as compared with sales of $125.8 million for the second quarter of 2002 or a 23.4% decrease. The decrease in sales was attributable to lower unit volume in all segments, as domestic retail sales of apparel continued to reflect weak consumer demand.

Gross profit margin decreased to 10.8% of sales for the second quarter of 2003, as compared with 13.7% for the second quarter of 2002. In the second quarter of 2003, the decline in gross profit margin was primarily attributable to unfavorable manufacturing variances associated with curtailed operating schedules resulting from lower sales.

Cone operates in three principal business segments: 1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

     Denim. Outside sales (total segment sales less intercompany sales) of the denim segment for the second quarter of 2003 were $78.8 million, as compared with sales of $101.7 million for the second quarter of 2002, or a decrease of 22.6%. Sales yards decreased 23.5%, as compared with the prior year's second quarter results, as a result of market weaknesses and the comparison against a strong prior year period. Denim sales prices continued to decline slightly, as compared with the second quarter of 2002. Operating income for the denim segment was $5.5 million or 7.0% of sales for the second quarter of 2003, as compared with $8.7 million, or 8.5% of sales for the second quarter of 2002. The decline in operating income was attributable to lower sales volume and unfavorable manufacturing variances associated with curtailed operating schedules. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $0.6 million for the second quarter of 2003, as compared with $0.8 million for the second quarter of 2002.

     Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment for the second quarter of 2003 were $11.2 million, down 22.8%, as compared with second quarter 2002 results. Sales volume declined significantly as a result of overall weak market conditions in all of Carlisle's market segments. For the second quarter of 2003, the segment reported a loss of $0.2 million, as compared with a profit of $1.1 million for the second quarter of 2002. Operating results were negatively impacted by lower sales volume, which resulted in curtailed operating schedules, and higher energy costs. Plant operating efficiencies continued to improve in the second quarter of 2003, as compared with the second quarter of 2002. The home fashions industry continues to experience extremely difficult market conditions.

     Decorative Fabrics. Sales revenue in the second quarter of 2003 was $6.2 million, as compared with $9.5 million for second quarter 2002. Market conditions in the bedding and furniture segments continued to be weak and were exacerbated by increased import penetration of furniture products and the low level of new product introductions achieved by Cone Jacquards in 2001 and 2002. Decorative fabrics operating loss for the second quarter of 2003 was $1.1 million, as compared with $0.1 million for second quarter 2002. Operating results were affected negatively by lower sales volume, resulting in poor plant utilization levels and unsatisfactory operating efficiencies. In addition, in order to improve its new product introductions in 2003 the business unit increased expenditures on design and sampling.

Selling and administrative expenses for the second quarter of 2003 were 8.1% of sales, as compared to 7.5% for the second quarter of 2002. Selling and administrative expenses were a higher percentage of sales in the second quarter of 2003 primarily as a result of significantly lower sales, increased pension costs related to a negative return on plan assets in 2002 partially offset by lower accruals for performance-based compensation.

Interest expense for the second quarter of 2003 was $3.8 million, as compared with $4.0 million for the second quarter of 2002. Benefits from lower market interest rates and lower borrowings outstanding were partially reduced by increased rates under the lending agreements. Other expenses of $0.4 million in the second quarter of 2003 consist of the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $0.5 million in the second quarter of 2002.

On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component is a $25 million, 12% senior note and the second component is a $31 million revolving credit facility bearing interest at LIBOR plus 6.75%.

The Revolving Credit Facility and Senior Notes call for monthly amortizations of $0.8 million, beginning in July 2003. As part of the extension, Cone settled the Equity Appreciation Rights ("EARS"), which were contingent rights granted as a part of the November 2001 agreements, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the thirteen weeks ended June 29, 2003, was 37%. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the thirteen weeks ended June 30, 2002, was 30%. Tax benefits of export sales significantly reduced the effective tax rate for the thirteen weeks ended June 30, 2002.

For the second quarter of 2003, Cone had a net loss $3.6 million or $0.18 per share after preferred dividends. Included in the net loss were before-tax charges of $4.1 million for the EARS payment and $0.8 million of asset impairment charges. For the second quarter of 2002, Cone had a net profit of $3.1 million or $0.08 per share after preferred dividends.


Six Months Ended June 29, 2003 Compared with Six Months Ended June 30, 2002.

For the first six months of 2003, Cone had sales of $198.6 million, a decrease of 14.3%, as compared with sales of $231.7 million for the first six months of 2002. The decrease in sales was across all business segments.

Gross profit margin decreased to 12.2% of sales for the first half of 2003, as compared with 13.6% for the first half of 2002. The decline in gross profit margin was primarily attributable to unfavorable manufacturing variances associated with curtailed operating schedules partially offset by lower cotton costs and the benefits of cost reduction programs.

Cone operates in three principal business segments: 1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics. (See Note 8 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

     Denim. Outside sales (total segment sales less intercompany sales) of the denim segment were $163.1 million for the first half of 2003, as compared with sales of $183.8 million for the first half of 2002, or a decrease of 11.3%. Sales yards were down in the first half of 2003, as compared with the first half of 2002 as a result of market weaknesses that became evident in the second quarter of 2003. Denim sales prices declined slightly, as compared with the first half of 2002. Operating income for the denim segment was $13.2 million or 8.1% of sales for the first half of 2003, as compared with $14.5 million or 7.9% of sales for the first half of 2002. The decline in operating income was primarily attributable to lower sales volume partially offset by lower cotton costs. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $1.6 million for the first half of 2003, as compared with $0.9 million for the first half of 2002. Parras Cone results were favorably impacted by lower raw material costs and the decline in the value of the Mexican peso versus the U.S. dollar.

     Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment decreased by 22.1%, as compared with first half 2002. Sales volume declined significantly as a result of overall weak market conditions in all of Carlisle's market segments. For the first half of 2003, the segment reported a loss of $0.2 million, as compared with operating income of $2.1 million for the first half of 2002. Operating results were negatively impacted by lower sales volume, which resulted in curtailed operating schedules, and higher energy costs. Plant operating efficiencies continued to improve in 2003, as compared with 2002.

     Decorative Fabrics. Sales revenue in the first half of 2003 was $13.6 million, as compared with $19.8 million for first half of 2002. Sales volume decreased by 30.8% as market conditions in the bedding and furniture segments continued to be weak and were exacerbated by increased import penetration of furniture products and the low level of new product introductions achieved by Cone Jacquards in 2001 and 2002. Segment operating loss was $2.0 million for the first half of 2003, as compared with segment operating income of $0.4 million for the comparable prior year period. Operating results were affected negatively by lower sales volume, resulting in poor plant utilization levels and unsatisfactory operating efficiencies. In addition, in order to improve its new product introductions in 2003 the business unit increased expenditures on design and sampling.

Selling and administrative expenses for the first half of 2003 were $16.5 million or 8.3% of sales, as compared to $17.1 million or 7.4% of sales for the first half of 2002. While selling and administrative expenses were lower on an aggregate basis they were a higher percentage of sales in the first half of 2003 primarily as a result of lower sales and increased pension costs related to a negative return on plan assets in 2002.

Interest expense for the first half of 2003 was $7.5 million, as compared with $8.3 million for the first half of 2002. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements. Other expenses of $0.7 million in the first half of 2003 include the ongoing expenses of the accounts receivable securitization program, as compared to other expense of $1.0 million in the first half of 2002.

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the twenty-six weeks ended June 29, 2003 was 37%. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the twenty-six weeks ended June 30, 2002 was 27%. Tax benefits of export sales significantly reduced the effective tax rate for the twenty-six weeks ended June 30, 2002.

For the first half of 2003, Cone had a net loss of $1.8 million or $0.15 per share after preferred dividends. Included in the net loss were before-tax charges of $4.1 million for the EARS payment and $0.8 million of asset impairment charges. For the first six months of 2002, Cone had a net profit of $4.5 million or $0.09 per share after preferred dividends.


LIQUIDITY AND CAPITAL RESOURCES

Cone's principal capital components consists of debt outstanding under its Revolving Credit Facility, its Senior Notes, its 8-1/8% Debentures and stockholders' equity. Primary sources of liquidity are internally generated funds, availability under the Revolving Credit Facility and a $60 million Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility").

The following is a summary of primary financing agreements as of June 29, 2003.

                                                                   Interest/
  ($ Amounts in Millions)       Facility            Amount         Discount
    Financing Agreement        Commitment        Outstanding         Rate       Maturity Date
---------------------------------------------------------------------------------------------
                                                                      %
8-1/8% Debentures              $   100.0          $   100.0          8.125      Mar 15, 2005
14.2% Senior Notes                  22.5               22.5         14.200      Mar 15, 2004
12.0% Senior Notes                  26.2               26.2         12.000      Mar 15, 2004
Revolving Credit Facility           31.3               10.0          8.328      Mar 15, 2004
A/R Securitization Facility         60.0               30.3          4.710      Sept 1, 2004


On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component is a $25 million, 12% senior note and the second component is a $31 million revolving credit facility bearing interest at LIBOR plus 6.75%.

The Revolving Credit Facility and Senior Notes call for monthly amortizations of $0.8 million, beginning in July 2003. As part of the extension, Cone settled the EARS, which were contingent rights granted as a part of the November 2001 agreements, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

At June 29, 2003, Cone had availability under its financing agreements of $18.3 million. Availability under the Revolving Credit Facility and the A/R Securitization Facility is determined by overall facility commitment levels and borrowing base calculations, as defined in the respective agreements. During the first six months of 2003, cash used in operations was $3.7 million as cash generated was offset by an increase of $11.9 million in inventories. During the first six months of 2003, Cone invested in capital expenditures of $2.5 million and received proceeds of $1.1 million from the sale of non-essential equipment. Subsequent to June 29, 2003, we funded $4.5 million in pension plan contributions and amortized $1.7 million of long-term debt reducing availability under our financing agreements to $8.7 million as of August 12, 2003. Cone's domestic capital budget was $10.0 million for 2003 but is expected to be reduced to $5.0 - $6.0 million to reflect poor market conditions in the textile and apparel sectors. Cone's capital budget is based upon project requests to maintain its manufacturing facilities in good condition and to provide the flexibility and capability necessary to meet market demands. Cone expects to finance capital expenditures with internally generated funds and availability under its Revolving Credit Facility.

Given the current business environment, it is likely that we will need to amend our Revolving Credit Facility and Senior Notes during the third quarter of 2003. There can be no assurance that an amendment to the Revolving Credit Facility and Senior Notes will be obtained. Absent an amendment, we may be out of compliance with one or more covenants some time during or after September 2003.

The failure to comply with the provisions of the Revolving Credit Facility and Senior Notes would result in events of default thereunder, and, depending upon the actions of the lenders thereunder, all amounts owed under the Revolving Credit Facility and Senior Notes could be declared due and payable. If we were not able to repay all amounts owed under the Revolving Credit Facility and Senior Notes, the lenders thereunder would have the right to proceed against the collateral granted to the lenders to secure such indebtedness. If the indebtedness outstanding under the Revolving Credit Facility and Senior Notes were to be accelerated, there can be no assurance that the funds and assets of the company would be sufficient to repay in full such indebtedness, and there can be no assurance that there would be sufficient assets remaining after such repayments to pay amounts due in respect of any or all of the company's other indebtedness. An acceleration of indebtedness under the Revolving Credit
Facility and Senior Notes would result in a cross-default under Cone's indebtedness under its 8-1/8% debentures.

By March 2004, or earlier if events of default occur, Cone must either amend, refinance or replace the Revolving Credit Facility and Senior Notes. Based on Cone's operating results, its business environment and the negative perception by lenders regarding the U.S. textile industry, there is no assurance that Cone will be able to amend as needed, refinance or replace its Revolving Credit Facility and its Senior Notes or otherwise obtain financing on terms and conditions acceptable to Cone. Cone has not yet been able to finance its proposed denim expansion strategy, and its current debt structure will not permit that financing.

On January 16, 2003, Cone entered into a letter of intent with WLR Recovery Fund II, L.P. ("WLR"), a fund managed by W.L. Ross and Company, in which WLR would support a recapitalization of Cone's balance sheet that would provide funds to allow Cone to execute its Mexican expansion strategy. Based upon present economic conditions and Cone's near-term operating outlook, the recapitalization plan as described in Cone's Form 10-K for the year ended December 29, 2002 is not expected to be consummated. Cone is continuing to explore alternatives related to financing its business and the expansion of denim capacity in low-cost countries.

On June 29, 2003, Cone's capital structure consisted of $157.9 million of debt (including current maturities) and $89.3 million of stockholders' equity. For comparison, Cone had $161.0 million of debt (including current maturities) and $89.4 million of stockholders' equity at June 30, 2002.

Accounts receivable on June 29, 2003 were $33.6 million, as compared with $40.0 million at June 30, 2002. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 63 days of sales outstanding at June 29, 2003 and 57 days at June 30, 2002. Advances outstanding under the A/R Securitization Facility were $30.3 million at June 29, 2003 and $37.7 million at June 30, 2002.

Inventories on June 29, 2003 were $60.7 million, as compared with $48.8 million at December 29, 2002 reflecting an increase in denim finished goods inventories and raw materials, partially offset by a decrease in work in process inventory. For comparison purposes, inventories at June 30, 2002 were $49.5 million. The year-over-year increase in inventories is primarily the result of increased denim finished goods inventory levels and higher cotton prices.

Financing agreements of Cone prohibit it from paying dividends on its Common Stock.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information presented, the matters disclosed in the discussion and analysis and other parts of this report, as well as oral statements made from time to time by representatives of Cone, include forward-looking statements within the meaning of the Federal Securities laws. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as "believe," "anticipate," "estimate," "expect," "could," and other similar expressions are to be considered such forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Such factors include, without limitation:

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

o the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs,

o Cone's relationships with Levi Strauss as its major customer including its sourcing practices,

o Cone's ability to attract and maintain adequate capital to meet its debt maturities and to fund operations and strategic initiatives,

o Cone's ability to amend or modify its lending agreements as may be needed from time to time.

o    increases in prevailing interest rates,

o Cone's ability to complete an acceptable recapitalization transaction that will enable it to refinance its existing debt and to expand its denim manufacturing in low-cost countries, and

o the effect on Cone's sales and markets of events such as the events of September 11, 2001.

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


OTHER MATTERS

Federal, state and local regulations relating to the workplace and the discharge of materials into the environment continue to change and, consequently, it is difficult to gauge the total future impact of such regulations on Cone. Existing government regulations are not expected to cause a material change in Cone's competitive position, operating results or planned capital expenditures. Cone has an environmental committee, which fosters protection of the environment and compliance with laws.

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of Cone. As of June 29, 2003, no significant litigation existed.


NON-GAAP FINANCIAL MEASURES

From time to time management discloses Operating Income (Loss) before Depreciation and Amortization as well as Earnings Per Share, excluding selected items. These non-GAAP (general accepted accounting principles in the United States) financial measure calculations may be presented in earnings releases of Cone, furnished in Form 8-K to the Securities and Exchange Commission, along with reconciliations to the most comparable GAAP financial measure for the period. Operating Income (Loss) before Depreciation and Amortization is presented based on management's belief that this non-GAAP measure is considered an important indicator of the operational strength of the business and is used in Cone's current financing agreements for covenant compliance as well as its incentive compensation plans. Operating Income (Loss) before Depreciation and Amortization is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities, as defined by GAAP, or as a measure of liquidity, or an alternative to Net Income
(Loss).

Net Income (Loss) excluding selected items and Earnings (Loss) Per Share excluding selected items is presented based on management's belief that these non-GAAP measures enable a user of the financial information to understand the impact of these items on reported results. Additionally, this presentation provides a beneficial comparison to similarly adjusted measurements of prior periods. Net Income (Loss) and Earnings (Loss) Per Share excluding selected items is not a measure of financial performance under GAAP and should not be considered as an alternative to Net Income (Loss) and Earnings (Loss) Per Share, as defined by GAAP.

                                                       Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                 ----------------------------------------------------------------------
 (in thousands)                                      6/29/03          6/30/02             6/29/03           6/30/02
                                                 ----------------------------------------------------------------------
Income from operations                              $   1,836        $   7,801           $   6,952        $   14,477
Depreciation and amortization                           4,856            5,071               9,669            10,144
Impairment of Assets                                      766                -                 766                 -
                                                 ----------------------------------------------------------------------
 Operating Income before Depreciation,
  Amortization and Impairment of Assets             $   7,458        $  12,872           $  17,387        $   24,621
                                                 ----------------------------------------------------------------------


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Cone is exposed to market risks relating to fluctuations in interest rates and commodity prices. There has been no material change in Cone's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended December 29, 2002.


Item 4.  Controls and Procedures

Based on their evaluation of Cone's disclosure controls and procedures, which was completed as of the end of the period covered by the report, the Chairman, President and Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") have concluded that Cone's disclosure controls and procedures are effective to ensure that information required to be disclosed by Cone in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. In reaching this conclusion, the CEO and CFO determined that Cone's disclosure controls and procedures are effective in ensuring that such information is accumulated and communicated to Cone's management to allow timely decisions regarding required disclosure.

There were no significant changes in Cone's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluations.

                                     PART II

Item 1.  Legal Proceedings

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of Cone. As of June 29, 2003, no significant litigation existed.


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

     o Current report on Form 8-K, filed on May 28, 2003, disclosing the amended agreements with Cone's lenders extending its existing credit facility and senior note obligations through March 15, 2004. The Form 8-K contained one exhibit, the press release issued by Cone on May 28, 2003.

     o Current report on Form 8-K, filed on May 29, 2003, disclosing the amended agreements with Cone's lenders. The Form 8-K contained two exhibits, the Amendment of 1992 Note Agreement dated as of May 27, 2003 and Amendment No. 12 to Credit Agreement dated as of May 27, 2003.

     o Current report on Form 8-K, filed on July 30, 2003, disclosing Cone's second quarter 2003 earnings release and conference call. The Form 8-K contained one exhibit, the earnings release issued by Cone on July 30, 2003

     o Current report on Form 8-K, filed on July 30, 2003, disclosing statements made by officials of Cone on July 30, 2003 during the quarterly conference call. The Form 8-K contained one exhibit, the statements made by the chief executive officer and chief financial officer.

     o Current report on Form 8-K, filed on August 11, 2003, disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on August 11, 2003.

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

*4.2.24 Amendment of 1992 Note Agreement dated as of April 30, 2003, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.24 to the Registrant's report on Form 10-Q for the quarter ended March 30, 2003.

Exhibit
  No.     Description

*4.2.25 Amendment of 1992 Note Agreement dated as of May 27, 2003, by and among the Registrant and The Prudential Insurance Company of America, filed as Exhibit 4.2.25 to the Registrant's report on Form 8-K dated May 29, 2003.

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

*4.3.11 Amendment No. 11 to Credit Agreement dated as of April 30, 2003, by and among the Registrant, as Borrower, Each of the Lenders Signatory Thereto, and Bank of America, N.A., as Agent, filed as Exhibit 4.3.11 to the Registrant's report on Form 10-Q for the quarter ended March 30, 2003.

*4.3.12 Amendment No. 12 to Credit Agreement dates as of May 27, 2003 by and among the Registrant, as Borrower, Each of the Lenders Signatory Hereto and Bank of America, N.A., as Agent, filed as Exhibit 4.3.12 to the Registrant's report on Form 8-K dated May 29, 2003.

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

Exhibit
  No.     Description

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

 31.1 Certification of the Chairman, President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

 31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


 32 Certifications of the Chairman, President and Chief Executive Officer and the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                            CONE MILLS CORPORATION
                                            ----------------------
                                            (Registrant)




Date:    August 13, 2003                    /s/Gary L. Smith
                                            -----------------
                                            Gary L. Smith
                                            Executive Vice President and
                                            Chief Financial Officer