Form 10-Q
period 2003-09-28
CONE MILLS CORP
filed 2003-11-17
CIK 23304

================================================================================
                                                                   Page 1 of 55
                                              Index to Exhibits - Pages 38 - 54
================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 28, 2003

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

Number of shares of common stock outstanding as of November 12, 2003: 25,941,475


================================================================================

                             CONE MILLS CORPORATION

                                      INDEX



PART I.   FINANCIAL INFORMATION
                                                                           Page
                                                                         Number

Item 1.   Financial Statements

          Consolidated Condensed Statements of Operations
          Thirteen and Thirty-Nine weeks ended September 28, 2003 and
          September 29, 2002 (Unaudited) .....................................3

          Consolidated Condensed Balance Sheets
          September 28, 2003 and September 29, 2002 (Unaudited)
          and December 29, 2002 ..............................................4

          Consolidated Condensed Statements of Cash Flows
          Thirty-Nine weeks ended September 28, 2003 and
          September 29, 2002 (Unaudited) .....................................5

          Notes to Consolidated Condensed Financial Statements
          (Unaudited) ........................................................6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operation ......................21

Item 3.   Quantitative and Qualitative Disclosures about Market
          Risk ..............................................................34

Item 4    Controls and Procedures ...........................................34

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .................................................35
Item 3.   Defaults Upon Senior Securities....................................35
Item 4.   Submission of Matters to a Vote of Security Holders ...............35
Item 5.   Other Information .................................................36
Item 6.   Exhibits and Reports on Form 8-K ..................................36

                                                   PART I
Item 1.
                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                (DEBTORS-IN-POSSESSION AS OF SEPTEMBER 24, 2003) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                           Thirteen         Thirteen        Thirty-Nine      Thirty-Nine
                                                         Weeks Ended       Weeks Ended      Weeks Ended      Weeks Ended
                                                        September 28,     September 29,    September 28,    September 29,
(in thousands, except per share data)                        2003             2002              2003             2002
-----------------------------------------------------------------------------------------------------------------------------
                                                         (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
Net Sales                                                  $    82,829       $   111,688      $   281,429      $   343,345
Cost of Goods Sold                                              77,087            94,625          251,518          294,710
                                                        ---------------------------------------------------------------------
Gross Profit                                                     5,742            17,063           29,911           48,635
Selling and Administrative                                       6,493             8,620           22,944           25,715
Restructuring and Impairment of Assets                         123,431                 -          124,197                -
                                                        ---------------------------------------------------------------------
Income (Loss)from Operations                                 ( 124,182 )           8,443        ( 117,230 )         22,920
                                                        ---------------------------------------------------------------------
Other Income (Expense)
   Interest income                                                  54                77              184              206
   Interest expense (contractual interest of $4,222
    for the thirteen weeks ended September 28, 2003
    and $11,699 for the thirty-nine weeks ended
    September 28, 2003)                                        ( 4,042 )         ( 3,712 )       ( 11,519 )       ( 12,014 )
   Other                                                          ( 41 )           ( 433 )          ( 726 )        ( 1,439 )
   Equity appreciation rights                                        -                 -          ( 4,117 )              -
                                                        ---------------------------------------------------------------------
                                                               ( 4,029 )         ( 4,068 )       ( 16,178 )       ( 13,247 )
                                                        ---------------------------------------------------------------------
Income (Loss) From Operations Before Reorganization
   Items, Income Tax Expense (Benefit) and Equity In
   Earnings of Unconsolidated Affiliates                     ( 128,211 )           4,375        ( 133,408 )          9,673
Reorganization Items                                           ( 3,519 )               -          ( 3,519 )              -
                                                        ---------------------------------------------------------------------
Income (Loss) from Operations before
   Income Tax Expense (Benefit) and Equity in
   Earnings of Unconsolidated Affiliates                     ( 131,730 )           4,375        ( 136,927 )          9,673
Income Tax Expense (Benefit)                                  ( 13,877 )           1,455         ( 15,817 )          2,902
                                                        ---------------------------------------------------------------------
Income (Loss) from Operations before
   Equity in Earnings of Unconsolidated Affiliates           ( 117,853 )           2,920        ( 121,110 )          6,771
Equity in Earnings of Unconsolidated Affiliates                    548               923            2,035            1,605
                                                        ---------------------------------------------------------------------
Net Income (Loss)                                          $ ( 117,305 )     $     3,843      $ ( 119,075 )    $     8,376
                                                        ---------------------------------------------------------------------
Income (Loss) Available to Common Stockholders             $ ( 118,304 )     $     2,806      $ ( 122,072 )    $     5,229
                                                        ---------------------------------------------------------------------
Earnings (Loss) per Share - Basic and Diluted              $    ( 4.56 )     $      0.11      $    ( 4.72 )    $      0.20
                                                        ---------------------------------------------------------------------
Weighted-Average Common Shares Outstanding
   Basic                                                        25,941            25,739           25,844           25,704
                                                        ---------------------------------------------------------------------
   Diluted                                                      25,941            26,153           25,844           26,104
                                                        ---------------------------------------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                (DEBTORS-IN-POSSESSION AS OF SEPTEMBER 24, 2003)
                                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                             September 28,     September 29,       December 29,
(in thousands, except share and par value data)                  2003               2002               2002
---------------------------------------------------------------------------------------------------------------------
                                                              (Unaudited)       (Unaudited)           (Note)
ASSETS
   Current Assets
     Cash                                                       $     7,540       $      1,573      $      1,654
     Accounts receivable, less allowances:
       2003, $3,400; 2002, $5,700 and $3,400                         30,608             43,327            33,017
     Inventories                                                     58,848             45,578            48,848
     Other current assets                                             2,211              2,656             1,630
                                                            ---------------------------------------------------------
       Total Current Assets                                          99,207             93,134            85,149

   Investments in and Advances to Unconsolidated
     Affiliates                                                      49,998             53,010            53,613
   Other Assets                                                       1,155             27,496            30,423
   Property, Plant and Equipment                                     17,790            152,198           149,077
                                                            ---------------------------------------------------------
                                                                $   168,150       $    325,838      $    318,262
                                                            ---------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Liabilities Not Subject to Compromise
   Current Liabilities
     Current maturities of long-term debt                       $         -       $     56,262      $     46,170
     Accounts payable                                                12,412             28,730            25,589
     Sundry accounts payable and accrued liabilities                 10,402             22,869            25,448
                                                            ---------------------------------------------------------
       Total Current Liabilities                                     22,814            107,861            97,207

   Long-Term Liabilities
     Long-term debt                                                       -             98,908            99,019
     Deferred income taxes                                                -             13,486            14,884
     Other liabilities                                                1,756             13,781            13,699
                                                            ---------------------------------------------------------
       Total Long-Term Liabilities                                    1,756            126,175           127,602
                                                            ---------------------------------------------------------
       Total Liabilities Not Subject to Compromise                   24,570            234,036           224,809
Liabilities Subject to Compromise                                   229,875                  -                 -
                                                            ---------------------------------------------------------
       Total Liabilities                                            254,445            234,036           224,809

Stockholders' Equity (Deficit)
   Class A  preferred  stock - $100 par value;  authorized
     1,500,000  shares; issued and outstanding:
     2003, 340,832 shares; 2002, 337,497 shares and
     327,283 shares                                                  34,083             33,750            32,728
   Class B preferred stock - no par value; authorized
     5,000,000 shares                                                     -                  -                 -
   Common stock - $.10 par value; authorized
     42,700,000 shares; issued and outstanding:
     2003, 25,941,475 shares; 2002, 25,757,344
     shares and 25,757,344 shares                                     2,594              2,576             2,576
   Capital in excess of par                                          58,366             58,098            58,098
   Retained earnings (deficit)                                    ( 113,747 )            6,349             9,279
   Deferred compensation - restricted stock                               -                ( 2 )               -
   Accumulated other comprehensive loss                            ( 67,591 )          ( 8,969 )         ( 9,228 )
                                                            ---------------------------------------------------------
       Total Stockholders' Equity (Deficit)                        ( 86,295 )           91,802            93,453
                                                            ---------------------------------------------------------
                                                                $   168,150       $    325,838      $    318,262
                                                            ---------------------------------------------------------

Note: The balance sheet at December 29, 2002, has been derived from the audited financial statements at that date.

See Notes to Consolidated Condensed Financial Statements.

                                    CONE MILLS CORPORATION AND SUBSIDIARIES
                                (DEBTORS-IN-POSSESSION AS OF SEPTEMBER 24, 2003) CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Thirty-Nine       Thirty-Nine
                                                                                 Weeks Ended       Weeks Ended
                                                                                September 28,     September 29,
(in thousands)                                                                      2003               2002
---------------------------------------------------------------------------------------------------------------------
                                                                                 (Unaudited)       (Unaudited)
CASH PROVIDED BY (USED IN) OPERATIONS                                             $   ( 13,709 )    $     30,080
                                                                                 ------------------------------------

INVESTING
   Proceeds from sale of property, plant and equipment                                   4,535             1,273
   Capital expenditures                                                                ( 3,480 )         ( 3,932 )
                                                                                 ------------------------------------
    Cash provided by (used in) investing                                                 1,055           ( 2,659 )
                                                                                 ------------------------------------

FINANCING
   Decrease in checks issued in excess of deposits                                     ( 2,548 )         ( 3,982 )
   Principal borrowings (payments) on long-term debt                                    23,668          ( 18,894 )
   Proceeds from issuance of common stock                                                   16               236
   Dividends paid - Class A Preferred                                                     ( 91 )           ( 136 )
   Redemption of Class A Preferred stock                                               ( 2,505 )         ( 3,601 )
                                                                                 ------------------------------------
    Cash provided by (used in) financing                                                18,540          ( 26,377 )
                                                                                 ------------------------------------

    Net change in cash                                                                   5,886             1,044

Cash at Beginning of Period                                                              1,654               529

Cash at End of Period                                                             $      7,540      $      1,573
                                                                                 ------------------------------------

Supplemental Disclosures of Additional Cash Flow Information:
Cash payments (receipts) for:
   Interest                                                                       $      9,235      $     14,019
                                                                                 ------------------------------------
   Income taxes, net of refunds                                                   $   ( 10,882 )    $         17
                                                                                 ------------------------------------

Supplemental Schedule of Noncash Financing Activities:
   Stock dividend - Class A Preferred Stock                                       $      3,860      $      3,920
                                                                                 ------------------------------------

See Notes to Consolidated Condensed Financial Statements.

                     CONE MILLS CORPORATION AND SUBSIDIARIES
                (DEBTORS-IN-POSSESSION AS OF SEPTEMBER 24, 2003)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1.  Petition for Relief under Chapter 11

On September 24, 2003 (the "Petition Date"), Cone Mills Corporation ("Cone") and certain of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court (the "Bankruptcy Court") for the District of Delaware (Case Nos. 03-12943 through 03-12946). The Chapter 11 cases for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. The Debtors' foreign subsidiaries, foreign joint venture entities and certain of its domestic subsidiaries were not included in the petitions for relief under Chapter 11. Cone has entered into a definitive sale agreement with WL Ross & Co., which is subject to higher or better offers in accordance with Section 363 of Chapter 11 of the Bankruptcy Code. Under the agreement, WL Ross & Co. will purchase substantially all of Cone's assets for $46 million in cash and will assume Cone's outstanding Debtor-in-Possession ("DIP") loans and selected other liabilities, positioning the purchaser as the "stalking horse" - or original bidder - in accordance with Section 363 of Chapter 11 of the Bankruptcy Code.

Cone and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Since the Chapter 11 filing, Cone has obtained several orders from the Bankruptcy Court which included authorization of 1) payment of pre-petition employee salaries, wages, payroll taxes, certain employee benefits and related expenses, 2) payment of certain pre-petition freight and customs claims and amounts due in respect to Cone's offshore operations, 3) payment of a limited amount of pre-petition claims of critical vendors, 4) the continuation of Cone's Workers' Compensation Program and Policies and Other Insurance Policies, 5) the continuation of Cone's centralized cash management system and bank accounts and
6) Cone to enter into securitization documents with and sell accounts receivable up to $35 million to GE Capital Corporation ("GECC"). On November 6, 2003, the court entered final orders relating to the above items.

On November 10, 2003, the Bankruptcy Court approved bid procedures agreed upon by Cone and its creditors that will enable Cone to move forward with its proposed sale of assets to WL Ross & Co. in accordance with Section 363 of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court set a January 23, 2004, deadline for the submission of initial bids with an auction scheduled for January 29, 2004. The WL Ross & Co. offer sets a floor for other bids to be submitted during a Section 363 auction process approved by the court and is subject to higher or better offers. In addition, the agreement calls for WL Ross & Co. to receive a $1.8 million breakup fee if a higher or better bid for Cone is accepted. The bidding procedures also allow parties interested in purchasing only selected assets of Cone to do so as long as Cone will obtain greater aggregate value from such offers than under the offer submitted by WL Ross & Co.

Cone's Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility"), as amended on September 23, 2003, provides Cone with incremental liquidity during the initial phase of the bankruptcy process. The A/R Securitization Facility provides for $35 million in post-petition financing from GECC and has a maturity date of May 29, 2004. On September 26, 2003, the Bankruptcy Court approved Cone's entering into and implementing the amended A/R Securitization Facility as part of the "first day orders." Amounts borrowed under the A/R Securitization Facility bear interest at the GECC Commercial Paper Rate plus an applicable margin of 2.75%. In addition, there is a commitment fee of .0625% on unused capacity under the facility. The A/R Securitization Facility contains financial covenants requiring Cone to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring, and reorganization items, as defined in the agreement. It also imposes certain limits on capital expenditures and cash restructuring charges. As of September 28, 2003, Cone was in compliance with the terms under the A/R Securitization Facility.

On November 10, 2003, Cone filed with the Bankruptcy Court a proposal to enter into a $45 million DIP financing agreement with Bank of America and GECC. This facility would provide Cone additional liquidity of approximately $10 - $12 million after paying off and eliminating the A/R Securitization Facility. The hearing date to consider approval of the $45 million DIP financing is November 25, 2003.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Cone's recent losses and the Chapter 11 Cases raise substantial doubt about its ability to continue as a going concern. Currently, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on Cone's business. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available, most secured and unsecured claims are likely to be settled at less than 100% of their face value and the equity interests of Cone's current shareholders will have no value.

Substantially all unsecured liabilities as of the date of the Chapter 11 filings are subject to compromise or other treatment under the proposed sale of substantially all of the assets of Cone. In addition, based upon the value of the "stalking horse" bid, the secured liabilities are also subject to compromise. For financial reporting purposes, liabilities, the settlement of which is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated condensed balance sheet. These liabilities consist primarily of amounts outstanding under long-term debt, a minimum pension liability, pre-petition accounts payable that may be affected by the outcome of the Chapter 11 Cases, accrued interest, other accrued expenses and certain deferred liabilities. The accrued interest subject to compromise of $4.9 million is primarily comprised of interest on Cone's 8-1/8% Debentures. As a result of deteriorating liquidity, Cone failed to make its semi-annual Debenture interest payment of $4.1 million due on September 15, 2003. In addition, Cone concluded as a result of the Chapter 11 filing, its revised long-term outlook and the value of the "stalking horse" bid that the Class A Preferred Stock was likely to receive no recovery. This being the case, under the floor-offset arrangement of the pension plan, the accumulated benefit obligation was greater than pension plan assets, resulting in the recording of a minimum pension liability with a corresponding charge to accumulated other comprehensive loss (a contra account to stockholders' equity) in the amount of $56.8 million and a liability subject to compromise of

$24.5 million for the unfunded accumulated benefit obligation as of September 28, 2003 (See Note 4 of the Notes to Consolidated Condensed Financial Statements). The ultimate amount and settlement terms for liabilities subject to compromise are subject to negotiation and court approval and are not presently determinable. The principal categories of claims classified as liabilities subject to compromise under the Chapter 11 Cases as of September 28, 2003 are identified below:

          (in thousands)                                     9/28/03
                                                         -------------

          14.2% Senior Notes                                $  21,455
          12.0% Senior Notes                                   26,171
          Revolving Credit Agreement                           24,000
          8-1/8% Debentures                                   100,000
                                                         -------------
            Total Debt                                        171,626

          Interest accrued on above debt                        4,850
          Accounts payable                                     13,051
          Sundry payables and accrued interest                  5,035
          Minimum pension liability                            24,461
          Other liabilities                                    10,852
                                                         -------------
            Total Liabilities Subject to Compromise         $ 229,875
                                                         -------------

In accordance with SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items in the accompanying consolidated condensed financial statements. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. During the third quarter of 2003, Cone recognized a charge of $3.5 million in reorganization items associated with the Chapter 11 Cases. Approximately $2.2 million of the reorganization charge related to the non-cash write-offs of both the unamortized discount on the 8-1/8% Debentures and the deferred financing fees associated with the debt classified as subject to compromise. In addition, Cone incurred $1.3 million for professional fees related to the Chapter 11 Cases.

Condensed combined financial information for the Debtors are not presented because such financial information would not provide relevant material additional information to the users of the consolidated condensed financial statements of Cone.


Note 2.  Basis of Financial Statement Preparation

Financial Statement Preparation. Cone's consolidated condensed financial statements for September 28, 2003 and September 29, 2002 are unaudited, but in the opinion of management reflect all adjustments necessary to present fairly the consolidated condensed balance sheets of Cone Mills Corporations and Subsidiaries at September 28, 2003, September 29, 2002 and December 29, 2002, and the related consolidated condensed statements of operations for the respective thirteen and thirty-nine weeks ended September 28, 2003 and September 29, 2002 and cash flows for the thirty-nine weeks then ended. The accompanying consolidated condensed financial statements have been prepared on a going concern basis in accordance with SOP 90-7. The results are not necessarily indicative of the results to be expected for the full year.

These statements should be read in conjunction with the audited financial statements and related notes included in Cone's annual report on Form 10-K for fiscal year 2002.

Inventories. Inventories are stated at the lower of cost or market. The last-in, first-out (LIFO) method is used to determine cost of most domestically produced goods. The first-in, first-out (FIFO) or average cost methods are used to determine cost of all other inventories. Because amounts for inventories under the LIFO method are based on an annual determination of quantities as of year-end, the inventories at September 28, 2003 and September 29, 2002 and related consolidated condensed statements of operations for the thirteen and thirty-nine weeks then ended are based on certain estimates relating to quantities and cost as of the end of the fiscal year.

Stock-Based Employee Compensation. Cone has stock-based employee compensation plans. Cone accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings (loss) per share if Cone had applied the fair value recognition provisions of the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation. SFAS No. 123 requires pro forma disclosures only for options granted after December 31, 1994; therefore, the pro forma amounts for compensation expense may not be representative of the pro forma earnings impact upon future years.

                                               Thirteen          Thirteen        Thirty-Nine        Thirty-Nine
                                             Weeks Ended       Weeks Ended       Weeks Ended        Weeks Ended
(in thousands, except per share data)          9/28/03           9/29/02           9/28/03            9/29/02
                                            --------------------------------------------------------------------
Net income (loss), as reported                 $ ( 117,305 )     $   3,843         $ ( 119,075 )      $   8,376
Deduct: Total stock-based employee
  compensation expense determined
  under fair value based method for
  all awards, net of related tax effects             ( 125 )         ( 156 )             ( 376 )          ( 467 )
                                            --------------------------------------------------------------------
Pro forma net income (loss)                    $ ( 117,430 )     $   3,687         $ ( 119,451 )      $   7,909
                                            --------------------------------------------------------------------

Earnings (loss) per share - basic and diluted:
  Basic and diluted - as reported              $    ( 4.56 )     $    0.11         $    ( 4.72 )      $    0.20
  Basic - pro forma                            $    ( 4.57 )     $    0.10         $    ( 4.74 )      $    0.19
  Diluted - pro forma                          $    ( 4.57 )     $    0.10         $    ( 4.74 )      $    0.18


Recent Accounting Pronouncements. In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, relating to consolidation of certain entities. First, FIN 46 will require identification of Cone's participation in variable interests entities (VIE), which are defined as entities with a level of invested equity that is not sufficient to fund future activities to permit them to operate on a standalone basis, or whose equity holders lack certain characteristics of a controlling financial interest. Then for entities identified as VIE, FIN 46 sets forth a model to evaluate potential consolidation based on an assessment of which party to the VIE, if any, bears a majority of the exposure to its expected losses, or stands to gain from a majority of its expected returns. FIN 46 also sets forth certain disclosures regarding interests in VIE that are deemed significant, even if consolidation is not required. FIN 46 will become effective for fourth quarter of 2003. Cone is currently assessing the application of FIN 46 as it relates to its variable interests.


Note 3.  Securitization of Accounts Receivable

As of September 28, 2003 and September 29, 2002, the total amount of advances of proceeds from the sale of receivables under the A/R Securitization Facility was $23.2 million and $28.5 million, respectively. As of September 28, 2003 and September 29, 2002, included in accounts receivable were deferred purchase price receivables under the A/R Securitization Facility of $24.2 million and $34.6 million, respectively. Expenses incurred in connection with the sale of accounts receivable were $0.3 million and $0.4 million for the thirteen weeks ended September 28, 2003 and September 29, 2002, respectively, and $1.0 million and $1.4 million for the thirty-nine weeks ended September 28, 2003 and September 29, 2002, respectively, and were included in "Other" in the Consolidated Condensed Statements of Operations. The table below summarizes certain cash flows under the securitization for the fiscal quarters ended September 28, 2003 and September 29, 2002:

                                       Thirteen           Thirteen          Thirty-Nine        Thirty-Nine
                                     Weeks Ended        Weeks Ended         Weeks Ended        Weeks Ended
(in thousands)                         9/28/03            9/29/02             9/28/03            9/29/02
                                     -----------------------------------------------------------------------
Proceeds from
  securitizations                     $  19,446          $  21,991           $  67,918          $  89,438
Reductions due to change
  in level of receivables sold         ( 26,520 )         ( 31,119 )          ( 72,562 )         ( 97,821 )
Daily yield paid                          ( 315 )            ( 437 )           ( 1,000 )          ( 1,427 )
Servicing fees paid                       ( 130 )            ( 140 )             ( 395 )            ( 451 )
Servicing fees received                     130                140                 395                451


Cone's A/R Securitization Facility, as amended on September 23, 2003, provides Cone with incremental liquidity during the initial phase of the bankruptcy process. The A/R Securitization Facility provides for $35 million in post-petition financing from GECC and has a maturity date of May 29, 2004.


Note 4.  Defined Benefit Pension Plan

Cone  has  a   noncontributory   defined   benefit   pension  plan  that  covers
substantially all employees. In 2001, as part of Cone's Reinvention Plan, benefits were frozen for salaried employees in the defined benefit pension plan. Cone's funding policy has been to make annual contributions of amounts that are deductible for income tax purposes. Cone contributed $4.5 million to the defined benefit pension plan in July 2003, prior to Cone's Chapter 11 filing.

Additionally, Cone has the Cone Mills Corporation 1983 Employee Stock Ownership Plan ("ESOP") to which contributions were discontinued after the 1992 plan year. The ESOP is subject to a floor-offset arrangement in conjunction with Cone's defined benefit plan with respect to pension benefits earned for service after 1983. Under the floor-offset arrangement, retirement benefits earned after 1983 under Cone's defined benefit plan are offset by the actuarial equivalent pension value of a portion of the participants' ESOP accounts.

The ESOP assets consist substantially of Cone Class A Preferred Stock. Class A Preferred Stock is nonvoting, except as otherwise required by law, and is senior in dividend preference to all other classes of capital stock. Class A Preferred Stock has a liquidation preference senior to all other classes of capital stock; however, given the events of the Chapter 11 filing, the illiquid market for such stock and the inability of Cone to redeem outstanding shares of the Class A Preferred Stock, the market value of the Class A Preferred Stock has been deemed to be $0 per share as of September 28, 2003. Accordingly, the floor-offset arrangement is considered to have no value.

The reduction of the value of the floor-offset arrangement with the defined benefit pension plan has resulted in an increase in the accumulated benefit obligation of the defined benefit pension plan by approximately $25.7 million. As of September 28, 2003, Cone's accumulated benefit obligation under the defined benefit pension plan was approximately $100.6 million with the fair market value of the plan assets being approximately $76.1 million resulting in an unfunded position of $24.5 million.

SFAS No. 87, "Employers' Accounting for Pensions" ("SFAS 87"), requires a company with a plan that has an accumulated benefit obligation in excess of the fair value of plan assets to recognize an additional minimum liability in its balance sheet in all cases except where the accrued liability for pension cost on the company's books is equal to or greater than that excess. When an additional minimum liability is required to be recognized, its amount is to be equal to the excess referred to above less the company's accrued pension cost or plus the company's prepaid pension cost. When it is recognized, it may, in some cases, be partially or fully offset by the recognition of an intangible asset on the company's balance sheet. If the additional minimum liability exceeds the allowed intangible asset, the excess is recognized, net of any applicable deferred tax, as an item of other comprehensive income on the employer's statement of comprehensive income. In accordance with SFAS 87 and SOP 90-7, the consolidated condensed balance sheet as of September 28, 2003, includes a liability subject to compromise of $24.5 million for the unfunded accumulated benefit obligation and an additional minimum pension liability with a corresponding charge to accumulated other comprehensive loss (a contra account to stockholders' equity) in the amount of $56.8 million.

Note 5.  Inventories

         (in thousands)                9/28/03          9/29/02       12/29/02
                                     ------------------------------------------

         Greige and finished goods    $ 34,705         $ 23,183       $ 24,401
         Work in process                 3,298            4,118          6,237
         Raw materials                  12,792            9,026          9,188
         Supplies and other              8,053            9,251          9,022
                                     ------------------------------------------
                                      $ 58,848         $ 45,578       $ 48,848
                                     ------------------------------------------


Note 6.  Long-Term Debt

On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component was a $25 million, 12% senior note and the second component was a $31 million revolving credit facility bearing interest at the London Interbank Offering Rate ("LIBOR") plus 6.75%.

As part of the extension, Cone settled the Equity Appreciation Rights Agreement ("EARS"), which were contingent rights granted as a part of agreements in November 2001, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

Excluding Cone's A/R Securitization Facility, Cone is currently in default of its senior securities as a result of the Chapter 11 Cases. Cone is making no payments under its senior securities and the payment of interest accruing under its senior securities after September 24, 2003, is stayed in connection with the Chapter 11 Cases.


Note 7.  Class A Preferred Stock

On February 12, 2003, Cone declared a 12.0% stock dividend on Cone's Class A Preferred Stock, which was paid on March 31, 2003. The dividend was charged to retained earnings in the amount of approximately $3.9 million in Cone's fiscal quarter ended June 29, 2003. The 2004 dividend rate for Class A Preferred Stock is 11.5%, payable March 31, 2004; however, based on the default of the credit agreements in the third quarter of 2003, it is unlikely that the 2004 dividend will be paid.

Note 8.  Depreciation and Amortization

The  following  table  presents   depreciation  and  amortization   included  in
operations in the consolidated condensed statements of operations.

                              Thirteen            Thirteen           Thirty-Nine         Thirty-Nine
                            Weeks Ended          Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                9/28/03              9/29/02             9/28/03             9/29/02
                         -----------------------------------------------------------------------------
Depreciation                 $    4,722           $    4,666          $   14,345          $   14,764
Amortization                        149                   22                 195                  68
                         ----------------------------------------------------------------------------
                             $    4,871           $    4,688          $   14,540          $   14,832
                         ----------------------------------------------------------------------------


Note 9.  Earnings (Loss) Per Share

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per common share ("EPS").


                                                             Thirteen            Thirteen
                                                            Weeks Ended        Weeks Ended
(in thousands, except per share data)                         9/28/03            9/29/02
                                                         ------------------------------------
Net income (loss)                                           $  ( 117,305 )      $    3,843
Preferred dividends                                                ( 999 )         ( 1,037 )
                                                         ------------------------------------
Basic EPS - income (loss) available to common
  stockholders                                                 ( 118,304 )           2,806
Effect of dilutive securities                                          -                 -
                                                         ------------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                    $  ( 118,304 )      $    2,806
                                                         ------------------------------------

Determination of shares:
Weighted-average shares                                           25,941            25,747
Contingently issuable (unvested restricted shares)                     -               ( 8 )
                                                         ------------------------------------
Basic EPS - weighted-average shares                               25,941            25,739
Effect of dilutive securities                                          -               414
                                                         ------------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                             25,941            26,153
                                                         ------------------------------------

Earnings (loss) per share - basic and diluted:              $     ( 4.56 )      $     0.11
                                                         ------------------------------------


The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirteen weeks ended September 28, 2003, were approximately 148,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.

The  following  table sets forth the  computation  of basic and  diluted  income
(loss) per common share ("EPS").

                                                            Thirty-Nine        Thirty-Nine
                                                            Weeks Ended        Weeks Ended
(in thousands, except per share data)                         9/28/03            9/29/02
                                                         ------------------------------------
Net income (loss)                                           $  ( 119,075 )      $    8,376
Preferred dividends                                              ( 2,997 )         ( 3,147 )
                                                         ------------------------------------
Basic EPS - income (loss) available to common
  Stockholders                                                 ( 122,072 )           5,229
Effect of dilutive securities                                          -                 -
                                                         ------------------------------------
Diluted EPS - income (loss) available to common
  stockholders after assumed conversions                    $  ( 122,072 )      $    5,229
                                                         ------------------------------------
Determination of shares:
Weighted-average shares                                           25,844            25,712
Contingently issuable (unvested restricted shares)                     -               ( 8 )
                                                         ------------------------------------
Basic EPS - weighted-average shares                               25,844            25,704
Effect of dilutive securities                                          -               400
                                                         ------------------------------------
Diluted EPS - adjusted weighted-average shares after
  assumed conversions                                             25,844            26,104
                                                         ------------------------------------

Earnings (loss) per share - basic and diluted:               $    ( 4.72 )      $     0.20
                                                         ------------------------------------


The number of potentially dilutive common stock options outstanding using the treasury stock method for the thirty-nine weeks ended September 28, 2003, were approximately 209,000 but were not included in the computation of diluted loss per share because to do so would have been antidilutive.


Note 10.  Segment Information

Cone has three principal business segments based upon organizational  structure:
1) Denim; 2) Commission Finishing; and 3) Decorative Fabrics.

Operating income (loss) for each segment is total revenue less operating expenses applicable to the segment. Intersegment revenue relates to both the denim and commission finishing segments. Equity in earnings (losses) of unconsolidated affiliates is included in the denim segment. Unallocated expenses, interest and income tax expense (benefit) are not included in segment operating income (loss). Unallocated expenses include certain legal expenses, bank fees and fees and discounts on the sale of accounts receivable.

Net sales and income (loss) from operations for Cone's operating segments are as follows:

                                                             Thirteen            Thirteen
                                                           Weeks Ended         Weeks Ended
(in thousands)                                               9/28/03             9/29/02
                                                           ----------------------------------
Net Sales
  Denim                                                     $   69,151          $   95,448
  Commission Finishing                                           8,766              11,233
  Decorative Fabrics                                             4,952               5,690
  Other                                                            127                  93
                                                          ----------------------------------
                                                                82,996             112,464
Less Intersegment Sales                                            167                 776
                                                          ----------------------------------
                                                            $   82,829          $  111,688
                                                          ----------------------------------
Income (Loss) from Operations
  Denim                                                     $     ( 89 )        $   11,697
  Commission Finishing                                           ( 535 )                 5
  Decorative Fabrics                                           ( 1,547 )           ( 1,584 )
  Other                                                          2,415               ( 408 )
  Unallocated Expenses                                           ( 447 )             ( 344 )
                                                          ----------------------------------
                                                                 ( 203 )             9,366
  Restructuring and Impairment of Assets                     ( 123,431 )                 -
                                                          ----------------------------------
                                                             ( 123,634 )             9,366
  Less Equity in Earnings of Unconsolidated Affiliates             548                 923
                                                          ----------------------------------
                                                             ( 124,182 )             8,443
Other Expense, Net                                             ( 4,029 )           ( 4,068 )
Reorganization Items                                           ( 3,519 )                 -
                                                          ----------------------------------
Income (Loss) from Operations before Income Tax Expense
  (Benefit) and Equity in Earnings of Unconsolidated
  Affiliates                                                $( 131,730 )        $    4,375
                                                          ----------------------------------

                                                           Thirty-Nine         Thirty-Nine
                                                           Weeks Ended         Weeks Ended
(in thousands)                                               9/28/03             9/29/02
                                                          ----------------------------------
Net Sales
  Denim                                                     $  232,576          $  279,288
  Commission Finishing                                          31,734              41,757
  Decorative Fabrics                                            18,570              25,500
  Other                                                            315                 236
                                                          -----------------------------------
                                                               283,195             346,781
Less Intersegment Sales                                          1,766               3,436
                                                          -----------------------------------
                                                            $  281,429          $  343,345
                                                          -----------------------------------
Income (Loss) from Operations
  Denim                                                     $   13,094          $   26,170
  Commission Finishing                                           ( 728 )             2,134
  Decorative Fabrics                                           ( 3,571 )           ( 1,213 )
  Other                                                          1,608             ( 1,402 )
  Unallocated Expenses                                         ( 1,401 )           ( 1,164 )
                                                          -----------------------------------
                                                                 9,002              24,525
  Restructuring and Impairment of Assets                     ( 124,197 )                 -
                                                          -----------------------------------
                                                             ( 115,195 )            24,525
  Less Equity in Earnings of Unconsolidated Affiliates           2,035               1,605
                                                          -----------------------------------
                                                             ( 117,230 )            22,920
Other Expense, Net                                            ( 12,061 )          ( 13,247 )
Equity Appreciation Rights                                     ( 4,117 )                 -
Reorganization Items                                           ( 3,519 )                 -
                                                          -----------------------------------
Income (Loss) from Operations before Income Tax Expense
  (Benefit) and Equity in Earnings of Unconsolidated
  Affiliates                                                $ (136,927 )        $    9,673
                                                          -----------------------------------

Note 11.  Comprehensive Income (Loss)

Comprehensive income (loss) is the total of net income (loss) and other changes in equity, except those resulting from investments by owners and distributions to owners not reflected in net income (loss). Total comprehensive income (loss) for the periods was as follows:


                                         Thirteen           Thirteen           Thirty-Nine         Thirty-Nine
                                        Weeks Ended        Weeks Ended         Weeks Ended         Weeks Ended
(in thousands)                            9/28/03            9/29/02             9/28/03             9/29/02
                                     ---------------------------------------------------------------------------
Net income (loss)                        $ ( 117,305 )      $    3,843          $ ( 119,075 )       $    8,376
Other comprehensive
  income (loss):
    Minimum pension liability
      and SERP liability                    ( 57,503 )               -             ( 57,503 )                -
    Derivatives gains (losses)                     2             ( 359 )              ( 860 )              307
                                     ---------------------------------------------------------------------------
                                         $ ( 174,806 )      $    3,484          $ ( 177,438 )       $    8,683
                                     ---------------------------------------------------------------------------

Derivatives (primarily cotton) gains (losses) as of September 28, 2003, reflected above in other comprehensive income (loss) will be recognized in cost of goods sold over the next twelve months.


Note 12.  Financial Instruments

Cone utilizes derivative financial instruments to manage risks associated with changes in cotton prices, natural gas prices, interest rates and foreign exchange rates. Cone accounts for derivative instruments in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" and SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."

Cotton is the primary raw material for Cone's fabric manufacturing operations. Cone has an established cotton purchasing program, administered in conformance with policies approved by the Board of Directors, to ensure an uninterrupted supply of appropriate quality and quantities of cotton, to cover committed and anticipated fabric sales and to manage margin risks associated with price fluctuations on anticipated cotton purchases. Cone primarily uses forward purchase contracts and, to a lesser extent, futures and option contracts. Cone considers its cotton derivatives to be primarily cash flow hedges of anticipated future transactions under SFAS No. 133. The effective portion of derivative gains and losses for these hedges is initially reported as a component of other comprehensive income (loss) outside results of operations and subsequently reclassified into results of operations when the forecasted transactions being hedged affect results of operations. At September 28, 2003, Cone recorded in accumulated other comprehensive income (loss) derivatives (primarily cotton) losses of $0.4 million. At September 29, 2002, Cone recorded in accumulated other comprehensive income (loss) cotton derivative gains of $1.0 million. Losses of $0.1 million and gains of $0.6 million were charged/credited to cost of goods sold during the thirteen and thirty-nine weeks ended September 28, 2003, respectively. Gains of $0.2 million and $0.8 million were credited to cost of goods sold during the thirteen and thirty-nine weeks ended September 29, 2002, respectively. The ineffective portion of derivative gains and losses is reported in results of operations immediately. Hedge ineffectiveness for the thirteen and thirty-nine weeks ended September 28, 2003 and September 29, 2002, was immaterial.

Note 13.  Restructuring and Impairment of Assets

Restructuring:

A roll-forward of the activity related to Cone's restructuring charges for the thirty-nine weeks ended September 28, 2003 and September 29, 2002 follows:

                                                        Corporate &
                                                     Textile Products
        (in thousands)                                     Group
                                                    --------------------

        Balance, December 29, 2002                  $              58
        Deductions:
        Terminal leave and related benefits                      ( 37  )
                                                    ----------------------
         Balance, September 28, 2003                $              21
                                                    ----------------------

        Balance, December 30, 2001                  $             639
        Deductions:
        Terminal leave and related benefits                     ( 639  )
                                                    ----------------------
        Balance,  September 29, 2002                $               -
                                                    ----------------------

Impairment of Assets:

Cone accounts for Impairment of Assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Per SFAS No. 144, long-lived assets and certain identifiable intangibles to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, Cone estimates the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows, undiscounted and without interest charges, is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that Cone expects to hold and use are based on the difference between the carrying amount and fair value of the asset. Fair value is determined based on a present valuation technique, which includes multiple cash flow scenarios that reflect the range of possible outcomes (probability-weighted approach) and an appropriate risk-free rate. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

The facts and circumstances leading to the impairment of asset charges in the third quarter of 2003 was that management's view of the long-term competitiveness of domestic production began to change during the third quarter of 2003. Cone's downward revision in outlook was driven by a number of factors including: 1) the completion of an extensive market research in which Cone's customers indicated that the North American supply chain needed to continue to reduce prices and improve efficiency, 2) a meeting with a representative from the U.S. Department of Commerce where Cone gained a greater understanding that the present administration was going to continue to press for free trade agreements, 3) trade data indicating that imports from Vietnam were surging since the enactment of the spring 2003 trade agreement, 4) information regarding changing sourcing patterns and pricing expectations for 2004, which was obtained during meetings with Cone's key customers, and 5) cotton future prices increasing by over 25% from mid-August to early November 2003.

Based upon the factors discussed above, Cone prepared a cash flow analyses of the value of its long-lived assets as of the end of the third quarter of 2003. These cash flow scenarios were based upon the forecasts provided to its creditors in mid-September as modified for changes in the cotton market, Cone's expected denim configuration and, as well as, key negotiations with certain suppliers. Multiple forecast scenarios for each business unit were prepared depending upon different outcomes of the bankruptcy process with a probability of occurrence assigned to each scenario. Based upon the continued growth of textile, apparel and furniture imports, expectations of future cash flows generated by the commission finishing and jacquards businesses were reduced.

Based upon the above analyses, Cone recognized an asset impairment charge of $123.4 million in its third quarter 2003 statements of operations as follows:

     o Non-cash charges for the impairment of property and equipment in Cone's denim segment totaling $82.8 million.

     o Non-cash charges for the impairment of property and equipment in Cone's commission finishing segment totaling $24.2 million.

     o Non-cash charges for the impairment of property and equipment in Cone's decorative fabrics segment totaling $9.1 million.

Additionally, in the third quarter of 2003, Cone recorded non-cash impairment losses on certain investments in unconsolidated foreign affiliates totaling $5.7 million and a $1.6 million charge to further write-down certain assets available for sale.

The impairment charges reflect management's best estimate of the excess of carrying amounts of long-lived assets over their fair values. It is reasonably possible that those estimates could change in the near term and that the effect of those changes could be material.


Note 14.  Income Taxes

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the thirteen and the thirty-nine weeks ended September 28, 2003, was 10.5% and 11.6%, respectively. The difference between the effective tax rate and the corporate U.S. tax rate of 35% is primarily attributable to the fact that the tax benefit recorded was limited to the extent that Cone had deferred tax liabilities. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the thirteen and thirty-nine weeks ended September 29, 2002, was 33% and 30%, respectively.


Note 15.  Subsequent Events

During the fourth quarter of 2003, Cone announced the downsizing of its U.S. denim manufacturing capacity to reflect its revised business outlook. The downsizing has several components that will reduce overall manufacturing costs, require minimal capital expenditures to implement and should be substantially completed by December 2003. The initiative will downsize denim manufacturing at

Cone's Cliffside Weave plant, eliminate certain denim manufacturing processes at its Haynes and White Oak plants, and close its Cliffside Finishing plant. Domestic denim weaving capacity will be reduced by 10 - 25% depending upon market demand. This will result in a reduction of workforce of approximately 800 employees during the fourth quarter of 2003. Expenses related to the relocation of equipment and run-out costs will be expensed as incurred. In the fourth quarter of 2003, Cone expects to record a restructuring charge for terminal leave pay and benefits for salaried employees of approximately $1.5 million. Cone continues to assess its overall cost structure and manufacturing capacities across all business segments; however, no additional restructuring charges, if any, can be reasonably estimated at this time.

Item 2.
                             MANAGEMENT'S DISCUSSION
                       AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION


OVERVIEW

On September 24, 2003, Cone filed for protection under the United States Bankruptcy Code (the "Bankruptcy Code"). The events leading up to this filing were primarily market and liquidity driven. In our second quarter 2003 Form 10-Q, we reported that Cone's business outlook for the third quarter was for continued pressure on margins and volumes as a result of weak U.S. economic conditions, higher cotton costs, higher than desired customer and competitor inventory levels, continuation of retailers' cautiousness and imports. Cone believed that longer term the monetary and fiscal stimuli being applied to the U.S. economy, along with the inevitable end to inventory liquidations would result in some recovery in our markets. Cone expected, however, that in the short term, the continued pressure on denim prices from retailers and imports, coupled with higher cotton costs, would reduce denim sales margins and Cone's operating earnings in the second half of 2003.

However, during the third quarter of 2003, Cone realized that it was operating in a seriously changed business environment as denim shipments failed to rebound or even hold to second quarter 2003 levels. Cone shipped less than 75% of domestic capacity in seasonally its strongest quarter, primarily because of larger than expected denim jeans imports from Asia. This reduced level of shipments required Cone to reduce plant operating schedules throughout the quarter and furlough its smallest U.S. denim weaving facility for August and September of 2003. This reduced level of sales during the third quarter 2003 and the curtailment of plant operating schedules resulted in a contraction in Cone's liquidity primarily because of the resulting reduction of availability under its Receivables Purchase and Servicing Agreement (the "A/R Securitization Facility"). Its reduced level of liquidity led Cone to conclude that it could not make its semi-annual interest payment on its 8-1/8% Debentures due on September 15, 2003. The change in Cone's outlook regarding the long-term competitiveness of U.S. denim production, lack of liquidity and the complexity of Cone's capital structure consisting of multiple secured lenders led Cone to conclude that a bankruptcy filing was necessary.

On September 24, 2003 (the "Petition Date"), Cone and certain of its domestic subsidiaries (collectively, the "Debtors") filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court (the "Bankruptcy Court") for the District of Delaware (Case Nos. 03-12943 through 03-12946). The Chapter 11 cases for the Debtors (the "Chapter 11 Cases") are being jointly administered for procedural purposes only. The Debtors' foreign subsidiaries, foreign joint venture entities and certain of its domestic subsidiaries were not included in the petitions for relief under Chapter 11. Cone has entered into a definitive sale agreement with WL Ross & Co., which is subject to higher or better offers in accordance with Section 363 of Chapter 11 of the Bankruptcy Code. Under the agreement, WL Ross & Co. will purchase substantially all of Cone's assets for $46 million in cash and will assume Cone's outstanding Debtor-in-Possession ("DIP") loans and selected other liabilities, positioning the purchaser as the "stalking horse" - or original bidder - in accordance with Section 363 of Chapter 11 of the Bankruptcy Code.

Cone and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses and manage their properties as debtors-in-possession pursuant to sections 1107(a) and 1108 of the Bankruptcy Code. Since the Chapter 11 filing, Cone has obtained several orders from the Bankruptcy Court which included authorization of 1) payment of pre-petition employee salaries, wages, payroll taxes, certain employee benefits and related expenses, 2) payment of certain pre-petition freight and customs claims and amounts due in respect to Cone's offshore operations, 3) payment of a limited amount of pre-petition claims of critical vendors, 4) the continuation of Cone's Workers' Compensation Program and Policies and Other Insurance Policies, 5) the continuation of Cone's centralized cash management system and bank accounts and
6) Cone to enter into securitization documents with and sell accounts receivable up to $35 million to GE Capital Corporation ("GECC"). On November 6, 2003, the court entered final orders relating to the above items.

On November 10, 2003, the Bankruptcy Court approved bid procedures agreed upon by Cone and its creditors that will enable Cone to move forward with its proposed sale of assets to WL Ross & Co. in accordance with Section 363 of Chapter 11 of the Bankruptcy Code. The Bankruptcy Court set a January 23, 2004, deadline for the submission of initial bids with an auction scheduled for January 29, 2004. The WL Ross & Co. offer sets a floor for other bids to be submitted during a Section 363 auction process approved by the court and is subject to higher or better offers. In addition, the agreement calls for WL Ross & Co. to receive a $1.8 million breakup fee if a higher or better bid for Cone is accepted. The bidding procedures also allow parties interested in purchasing only selected assets of Cone to do so as long as Cone will obtain greater aggregate value from such offers than under the offer submitted by WL Ross & Co.

Cone's A/R Securitization Facility as amended on September 23, 2003 provides Cone with incremental liquidity during the initial phase of the bankruptcy process. The A/R Securitization Facility provides for $35 million in post-petition financing from GECC and has a maturity date of May 29, 2004. On September 26, 2003, the Bankruptcy Court approved Cone's entering into and implementing the amended A/R Securitization Facility as part of the "first day orders." Amounts borrowed under the A/R Securitization Facility bear interest at the GECC Commerical Paper Rate plus an applicable margin of 2.75%. In addition, there is a commitment fee of .0625% on unused capacity under the facility. The A/R Securitization Facility contains financial covenants requiring Cone to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring, and reorganization items, as defined in the agreement. It also imposes certain limits on capital expenditures and cash restructuring charges. As of September 28, 2003, Cone was in compliance with the terms under the A/R Securitization Facility.

On November 10, 2003, Cone filed with the Bankruptcy Court a proposal to enter into a $45 million DIP financing agreement with Bank of America and GECC. This facility would provide Cone additional liquidity of approximately $10 - $12 million after paying off and eliminating the A/R Securitization Facility. The hearing date to consider approval of the $45 million DIP financing is November 25, 2003.

The accompanying consolidated condensed financial statements have been prepared on a going concern basis in accordance with American Institute of Certified Public Accountants Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). Cone's recent losses and the Chapter 11 Cases raise substantial doubt about its ability to continue as a going concern. Currently, it is not possible to predict the outcome of the Chapter 11 Cases or their effect on Cone's business. If it is determined that the liabilities subject to compromise in the Chapter 11 Cases exceed the fair value of the assets available, most secured and unsecured claims are likely to be settled at less than 100% of their face value and the equity interests of Cone's current shareholders will have no value.

Substantially all unsecured liabilities as of the date of the Chapter 11 filings are subject to compromise or other treatment under the proposed sale of substantially all of the assets of Cone. In addition, based upon the value of the "stalking horse" bid, the secured liabilities are also subject to compromise. For financial reporting purposes, liabilities, the settlement of which is dependent on the outcome of the Chapter 11 Cases, have been segregated and classified as liabilities subject to compromise in the accompanying consolidated condensed balance sheet. These liabilities consist primarily of amounts outstanding under long-term debt, a minimum pension liability, pre-petition accounts payable that may be affected by the outcome of the Chapter 11 Cases, accrued interest, other accrued expenses and certain deferred liabilities. The ultimate amount and settlement terms for liabilities subject to compromise are subject to negotiation and court approval and are not presently determinable.

Long-Term Outlook, Asset Impairment and Subsequent Events

During  the  third  quarter  of  2003,   management's   view  of  the  long-term
competitiveness of domestic production began to change. Cone's downward revision in outlook was driven by a number of factors including:

     o    Cone's CEO  commented  in July  (furnished  on Form 8-K dated July 30,
          2003) "that retailer caution and distraction by non-jeans inventories have created a difficult market to read because there could very well be a time when retailers scramble to satisfy consumer demand for fall goods once their near-term summer inventories are cleared away." Because of weak end of June and July shipments, that Cone had felt were initially being driven by cyclical inventory adjustments throughout the denim jeans pipeline, the Cone Denim marketing team did extensive market research in late July and August. The market research was focused on long-term sourcing strategies for denim jeans and what the customers felt the strengths and weaknesses of the North American supply chain were. The primary observations from customers were that, while sourcing from Asia was perhaps not their preference because of difficulties in securing deliveries and replenishing inventories, the North American supply chain needed to continue to reduce prices and improve efficiency. A summary of these findings and the expected implications upon U.S. denim mills was presented to senior management in mid-August.

     o Also in mid-August, Cone's senior management met with the United States Department of Commerce Deputy Assistant Secretary of Textiles, Apparel and Consumer Goods Industries to discuss U.S. trade policy as it related to the U.S. textile industry, the recently enacted trade legislation with Vietnam and the outlook for the CAFTA (Central America Free Trade Act) negotiations. From these discussions a greater understanding was reached that the present administration was going to continue to press for free trade agreements, even to the detriment of the U.S. textile industry, and that the retailers coalition was an aggressive force in pushing for this trade liberalization.

     o Imports from Vietnam were surging since the enactment of the spring 2003 trade agreement. Denim apparel imports from Vietnam to the U.S. were up approximately 700% for May and June and almost 400% for July. As it takes approximately 45 days after the end of the month to receive and sort U.S. trade data, Cone only began to fully realize the impact of the Vietnam trade agreement in mid-third quarter 2003. Vietnam's rate of growth for the August/September period slowed significantly as it reached in excess of 90% of its 2003 quota levels under the new trade agreement.

     o Cone's revised market outlook, the likely direction of future trade policy and sourcing patterns and the decline in Cone's denim shipments since June 2003, led senior management to schedule meetings with key customers in late August and early September. During these meetings it became clear that retailers had been working with Chinese denim mills well in advance of the Vietnam trade pact to establish Vietnam as a source of denim jeans to U.S. retail. In addition, our customers continued to drive home the point that they expected denim prices to continue to decline even in the face of higher cotton costs as compared with 2002 and 2003.

     o Cotton futures prices increased by over 25% from mid-August to early November.

     o In price negotiations with key customers, Cone, along with their other denim suppliers, was demanded to reduce or hold the line on prices in 2004 even in the face of escalating cotton prices. This stance has raised serious doubts regarding recovery of cotton cost increases through increased pricing.

With the change in business outlook, Cone prepared a cash flow analyses of the value of its long-lived assets as of the end of the third quarter of 2003. These cash flow scenarios were based upon the forecasts provided to its creditors in mid-September as modified for changes in the cotton market, Cone's expected denim configuration and, as well as, key negotiations with certain suppliers. Multiple forecast scenarios for each business unit were prepared depending upon different outcomes of the bankruptcy process with a probability of occurrence assigned to each scenario. As a result of the downward revisions in long-term business outlook, the forecast for Cone's denim business profitability from U.S. facilities was substantially lower than 2002 results and the first half of 2003 results. In addition, based upon the continued growth of textile, apparel and furniture imports, expectations of future cash flows generated by the commission finishing and jacquards businesses were reduced.

Based upon these various analyses, prepared in accordance with the Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", Cone recognized an asset impairment charge of $123.4 million in its third quarter 2003 statements of operations to write-down the value of U.S. property, plant and equipment as well as certain investments in unconsolidated foreign affiliates engaged in the denim business who are facing the same competitive issues as Cone. (See Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.) In addition, Cone concluded that, as a result of the bankruptcy filing, our revised long-term outlook and the value of the "stalking horse" bid, the Class A Preferred Stock was likely to receive no recovery. This being the case, under the floor-offset arrangement of the pension plan, the accumulated benefit obligation was greater than pension plan assets, resulting in the recording of a minimum pension liability with a corresponding charge to accumulated other comprehensive loss (a contra account to stockholders' equity) in the amount of $56.8 million. (See Note 4 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

During the fourth quarter of 2003, Cone announced the downsizing of its U.S. denim manufacturing capacity to reflect its revised business outlook. The downsizing has several components that will reduce overall manufacturing costs, require minimal capital expenditures to implement and should be substantially completed by December 2003. The initiative will downsize denim manufacturing at Cone's Cliffside Weave plant, eliminate certain denim manufacturing processes at its Haynes and White Oak plants, and close its Cliffside Finishing plant. Domestic denim weaving capacity will be reduced by 10 - 25% depending upon market demand. This will result in a reduction of workforce of approximately 800 employees during the fourth quarter of 2003. Expenses related to the relocation of equipment and run-out costs will be expensed as incurred. In the fourth quarter of 2003, Cone expects to record a restructuring charge for terminal leave pay and benefits for salaried employees of approximately $1.5 million. Cone continues to assess its overall cost structure and manufacturing capacities across all business segments; however, no additional restructuring charges, if any, can be reasonably estimated at this time.

For the foreseeable future, Cone continues to see margin pressure in each of its businesses caused by deflationary pricing pressures at retail, excess worldwide capacity and rising cotton costs. The January 1, 2005 scheduled elimination of import quota restrictions under existing WTO agreements is also expected to result in further pressure on U.S. textiles and will result in changes in global sourcing patterns. We believe that these extensive pressures on profit margins will result in continued consolidation and rationalization of the entire U.S. textile industry.


RESULTS OF OPERATIONS

Third Quarter Ended September 28, 2003 Compared with Third Quarter Ended September 29, 2002.

For the third quarter of 2003, Cone had sales of $82.8 million, a decrease of 25.8%, as compared with sales of $111.7 million for the third quarter of 2002. The decrease in sales was primarily driven by denim unit decreases as well as weaknesses in the commission finishing and decorative fabrics business segments.

Gross profit margin decreased to 6.9% of sales for the third quarter of 2003, as compared with 15.3% for the third quarter of 2002. The decline in gross profit margin was primarily attributable to higher raw material costs (cotton) and unfavorable manufacturing variances associated with curtailed operating schedules resulting from lower sales.

Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Outside sales (total segment sales less intercompany sales) of the denim segment were $69.0 million for the third quarter of 2003, as compared with sales of $95.4 million for the third quarter of 2002, a decrease of 27.7%. Denim sales yards decreased 27.8%, as compared with the prior year's third quarter results, as a result of increased Asian imports, conservative buying and inventory adjustments by key customers and the comparison against a strong prior year period. Operating loss for the denim segment was $0.1 million, or 0.1% of sales for the third quarter of 2003, as compared with operating income of $11.7 million, or 12.3% of sales for the third quarter of 2002. The decline in operating income was attributable to lower sales volume, unfavorable manufacturing variances, and higher raw material costs (cotton). Operating income for the segment includes the equity in earnings of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $0.3 million for the third quarter of 2003, as compared with $1.0 million results for the third quarter of 2002. The decline in Parras Cone's results is primarily attributable to the same factors that affected Cone's overall denim performance.

         Commission Finishing. Outside sales (total segment sales less intercompany sales) of the commission finishing segment (Carlisle) decreased by 16.5%, as compared with third quarter 2002 results. The decrease in outside sales was the result of overall weak market conditions in all of Carlisle's product lines. For the third quarter of 2003, Carlisle reported an operating loss of $0.5 million, as compared with break-even results for the third quarter of 2002. Operating results were negatively impacted by lower sales volume, which resulted in curtailed operating schedules, and higher energy costs. Plant operating efficiencies continued to improve in the third quarter of 2003, as compared with the third quarter of 2002. The home fashions industry continues to experience extremely difficult market conditions.

         Decorative Fabrics. Sales revenue in the third quarter of 2003 was $5.0 million, as compared with $5.7 million for third quarter 2002. Sales volume decreased by 8.7%. Market conditions in the bedding and furniture segments continued to be weak and were exacerbated by increased import penetration of furniture products and the low level of new product introductions achieved by Cone Jacquards in 2001 and 2002. For the third quarter of 2003 the segment had an operating loss of $1.5 million versus an operating loss of $1.6 million for the third quarter of 2002. Operating results were affected negatively by lower sales volume, resulting in poor plant utilization levels and unsatisfactory operating efficiencies. In addition, in an attempt to improve its new product introductions in 2003 the business unit increased expenditures on design and sampling.

Selling and administrative expenses for the third quarter of 2003 were 7.8% of sales, as compared to 7.7% for the third quarter of 2002.

In accordance with SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items in the accompanying consolidated condensed financial statements. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense for the third quarter of 2003 was $4.0 million, substantially all of which is pre-petition, as compared with $3.7 million for the third quarter of 2002.

Other expense of $0.04 million in the third quarter of 2003 include the ongoing expenses of the accounts receivable securitization program offset by a one-time income of $0.3 million from an insurance policy demutualization, as compared to other expense of $0.4 million in the third quarter of 2002.

For the thirteen weeks ended September 28, 2003, Cone recognized a charge of $3.5 million in reorganization items associated with the Chapter 11 Cases. Approximately $2.2 million of the reorganization charge related to the non-cash write-offs of both the unamortized discount on the 8-1/8% Debentures and the deferred financing fees associated with the debt classified as subject to compromise. In addition, Cone incurred $1.3 million for professional fees related to the Chapter 11 Cases.

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the thirteen weeks ended September 28, 2003, was 10.5%. The difference between the effective tax rate and the corporate U.S. tax rate of 35% is primarily attributable to the fact that the tax benefit recorded was limited to the extent that Cone had deferred tax liabilities. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the thirteen weeks ended September 29, 2002, was 33%.

For the third quarter of 2003, Cone sold a portion of its real estate holdings in Altamira, Tamaulipas, Mexico for gross proceeds of $2.5 million. Cone recognized an overall gain of $1.8 million, of which $1.5 million is reflected in income (loss) from operations and $0.3 million in equity in earnings of unconsolidated affiliates.

For the third quarter of 2003, Cone had a net loss of $117.3 million or $4.56 per share after preferred dividends. Included in the net loss for 2003 were charges of $123.4 million, or $4.76 per share for restructuring and impairment of assets (See Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1). For the third quarter of 2002, Cone had a net profit of $3.8 million, or $.11 per share after preferred dividends.


Nine Months Ended September 28, 2003 Compared with Nine Months Ended September 29, 2002

For the first nine months of 2003, Cone had sales of $281.4 million, a decrease of 18.0%, as compared with sales of $343.3 million for the first nine months of 2002. The decrease in sales dollars was across all business segments.

Gross profit margin decreased to 10.6% of sales for the first nine months of 2003, as compared with 14.2% for the first nine months of 2002. The decline in gross profit margin was primarily attributable to unfavorable manufacturing variances associated with curtailed operating schedules resulting from lower sales partially offset by the benefits of cost reduction programs.

Cone operates in three principal business segments: Denim, Commission Finishing and Decorative Fabrics. (See Note 10 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1.)

         Denim. Outside sales (total segment sales less intercompany sales) were $232.1 million for nine months of 2003, as compared with sales of $279.3 million for the comparable nine months of 2002, or a decrease of 16.9%. Sales yards for 2003 decreased from 2002 levels primarily as a result of market weaknesses that began to materialize in the latter part of second quarter 2003 and became more evident throughout the third quarter. Denim sales prices declined slightly, as compared with the prior year. Operating income for the denim segment decreased to $13.1 million or 5.6% of sales for the nine months of 2003, as compared with $26.2 million or 9.4% of sales for the first nine months of 2002. The decline in operating income was primarily attributable to lower sales volume and unfavorable manufacturing variances associated with curtailed operating schedules. Operating income for the segment includes the equity in earnings (losses) of the Parras Cone joint venture and the Altamira industrial park joint venture. Equity in earnings of Parras Cone was $1.9 million for nine months of 2003, as compared with $1.9 million for nine months of 2002.

         Commission Finishing. Outside sales (total segment sales less intercompany sales) decreased by 20.6%, as compared with third quarter 2002 results. Total sales decreased by 24% primarily as a result of overall weak market conditions in all of Carlisle's product lines. For the nine months of 2003, Carlisle reported a loss of $0.7 million, as compared with a profit $2.1 million for the first nine months of 2002. Operating results were negatively impacted by lower sales volume, which resulted in curtailed operating schedules, and higher energy costs. Plant operating efficiencies continued to improve in 2003, as compared with 2002.

         Decorative Fabrics. Sales revenue for the nine months of 2003 was $18.6 million, as compared with $25.5 million for the comparable period of 2002. Sales volume decreased by 26.1%. Market conditions in the bedding and furniture segments continued to be weak and were exacerbated by increased import penetration of furniture products and the low level of new product introductions achieved by Cone Jacquards in 2001 and 2002. The segment operating loss was $3.6 million for nine months of 2003, as compared with a segment operating loss of $1.2 million for the comparable prior year period. Operating results were affected negatively by lower sales volume, resulting in poor plant utilization levels and unsatisfactory operating efficiencies. In addition, in an attempt to improve its new product introductions in 2003 the business unit increased expenditures on design and sampling.

Selling and administrative expenses for the first nine months of 2003 were 8.2% of sales, as compared to 7.5% of sales for the first nine months of 2002.

In accordance with SOP 90-7, professional fees associated with the Chapter 11 Cases are expensed as incurred and reported as reorganization items in the accompanying consolidated condensed financial statements. Interest expense is reported only to the extent that it will be paid during the Chapter 11 proceeding or that it is probable that it will be an allowed priority, secured or unsecured claim. Interest expense for the nine months of 2003 was $11.5 million, substantially all of which is pre-petition, as compared with $12.0 million for the nine months of 2002. Benefits from lower borrowing levels and lower market interest rate levels were partially offset by increases in rates under Cone's financing agreements.

Other expenses of $0.7 million in the first nine months of 2003 include the ongoing expense of the accounts receivable securitization program offset by a one-time income of $0.3 million from an insurance policy demutualization, as compared to other expense of $1.4 million for the nine months of 2002.

For the thirty-nine weeks ended September 28, 2003, Cone recognized a charge of $3.5 million in reorganization items associated with the Chapter 11 Cases. Approximately $2.2 million of the reorganization charge related to the non-cash write-offs of both the unamortized discount on the 8-1/8% Debentures and the deferred financing fees associated with the debt classified as subject to compromise. In addition, Cone incurred $1.3 million for professional fees related to the Chapter 11 Cases.

On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component was a $25 million, 12% senior note and the second component was a $31 million revolving credit facility bearing interest at the London Interbank Offering Rate ("LIBOR") plus 6.75%.

As part of the extension, Cone settled the Equity Appreciation Rights Agreement ("EARS"), which were contingent rights granted as a part of the agreements in November 2001, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax benefit for the thirty-nine weeks ended September 28, 2003, was 11.6%. The difference between the effective tax rate and the corporate U.S. tax rate of 35% is primarily attributable to the fact that the tax benefit recorded was limited to the extent that Cone had deferred tax liabilities. Excluding equity in earnings of unconsolidated affiliates, upon which no U.S. tax was provided, the effective tax rate for the thirty-nine weeks ended September 29, 2002, was 30%.

For the first nine months of 2003, Cone sold a portion of its real estate holdings in Altamira, Tamaulipas, Mexico for gross proceeds of $2.5 million. Cone recognized an overall gain of $1.8 million, of which $1.5 million is reflected in income (loss) from operations and $0.3 million in equity in earnings of unconsolidated affiliates.

For the first nine months of 2003, Cone had a net loss of $119.1 million, or $4.72 per share after preferred dividends. Included in the net loss for 2003 were charges of $124.2 million, or $4.81 per share for restructuring and impairment of assets (See Note 13 of the Notes to Consolidated Condensed Financial Statements included in Part I, Item 1). For the nine months of 2002, Cone had a net profit of $8.4 million, or $.20 per share after preferred dividends.

LIQUIDITY AND CAPITAL RESOURCES

On September 24, 2003, Cone filed for protection under Chapter 11 of the Bankruptcy Code. This will affect Cone's liquidity and capital resources as described below.

The following is a summary of primary financing agreements as of the Petition Date.

                                                                            Interest/
      ($ Amounts in Millions)            Facility            Amount         Discount
        Financing Agreement             Commitment        Outstanding         Rate       Maturity Date
-------------------------------------------------------------------------------------------------------
                                                                                %
8-1/8% Debentures                       $   100.0         $    100.0          8.125      Mar 15, 2005
14.2% Senior Notes                           21.4               21.4         14.200      Mar 15, 2004
12.0% Senior Notes                           26.2               26.2         12.000      Mar 15, 2004
Revolving Credit Facility                    28.9               24.0          8.100      Mar 15, 2004
A/R Securitization Facility                  35.0               23.5          3.780      May 29, 2004


On May 27, 2003, Cone amended agreements with its lenders extending the maturity date of its existing Revolving Credit Facility and its Senior Note obligation through March 15, 2004. With the amendments, the interest rate on the senior note remained 14.2%. The revolving credit agreement was split into two components. The first component was a $25 million, 12% senior note and the second component was a $31 million revolving credit facility bearing interest at LIBOR plus 6.75%.

As part of the extension, Cone settled the EARS, which were contingent rights granted as a part of the agreements in November 2001, for $4.1 million. The rights entitled the lenders, upon giving of notice within two years following January 15, 2003, to receive a payment of the greater of $1 million or 10% of the market value of Cone's outstanding common stock if Cone did not refinance the Revolving Credit Facility and Senior Note by January 15, 2003, which did not occur. The rights were settled for $2.1 million in cash, $1.8 million in senior notes bearing interest at 12% and 14.2% maturing on March 15, 2004 and approximately 169,000 shares of Cone common stock.

Excluding Cone's A/R Securitization Facility, Cone is currently in default of its senior securities as a result of the Chapter 11 Cases. Cone is making no payments under its senior securities and the payment of interest accruing under its senior securities after September 24, 2003, is stayed in connection with the Chapter 11 Cases.

Cone's A/R Securitization Facility, as amended on September 23, 2003, provides Cone with incremental liquidity during the initial phase of the bankruptcy process. The A/R Securitization Facility provides for $35 million in post-petition financing from GECC and has a maturity date of May 29, 2004. On September 26, 2003, the Bankruptcy Court approved Cone's entering into and implementing the amended A/R Securitization Facility as part of the "first day orders." Amounts borrowed under the A/R Securitization Facility bear interest at the GECC Commercial Paper Rate plus an applicable margin of 2.75%. In addition, there is a commitment fee of .0625% on unused capacity under the facility. The A/R Securitization Facility contains financial covenants requiring Cone to maintain minimum levels of earnings before interest, taxes, depreciation, amortization, restructuring, and reorganization items, as defined in the agreement. It also imposes certain limits on capital expenditures and cash restructuring charges. As of September 28, 2003, Cone was in compliance with the terms under the A/R Securitization Facility.

At  September  28,  2003,  Cone had  availability  under its A/R  Securitization
Facility, as determined by the difference between the borrowing base and outstanding advances, of $9.8 million. Availability under the A/R Securitization Facility is based upon the level of domestic receivables within the facility, subject to certain concentration and eligibility restrictions, and is determined by a daily borrowing base calculation. As of November 12, 2003, Cone had availability under the A/R Securitization Facility, as determined by the difference between the borrowing base and outstanding advances, of $16.8 million. The improvement in availability reflects the continued reduction of inventories and the receipt of post-petition trade terms from certain key vendors. Cone operates within the boundaries of a court-approved weekly cash expenditures budget.

On November 10, 2003, Cone filed with the Bankruptcy Court a proposal to enter into a $45 million DIP financing agreement with Bank of America and GECC. This facility would provide Cone additional liquidity of approximately $10 - $12 million and will pay off the A/R Securitization Facility. The hearing date to consider approval of the $45 million DIP financing is November 25, 2003.

The proposed DIP financing would be a senior secured revolving facility of $45 million with availability subject to a borrowing base formula consisting of advances against eligible accounts receivables and inventories. The DIP lenders would have a valid, perfected and first priority security interest and lien upon all real and personal property of Cone. The security interests and liens would be priming liens under Section 364(d) of the Bankruptcy Code with respect to the liens and security interests in favor of the pre-petition senior secured creditors. Loans outstanding under the DIP facility would bear interest at the LIBOR plus 2.75%. The DIP facility has customary affirmative covenants for asset-based transactions. Cone will continue to be bound by the court-approved cash budget as presented and approved by the Bankruptcy Court from time to time.

Accounts receivable on September 28, 2003 were $30.6 million, as compared with $43.3 million at September 29, 2002. Receivables, including those sold pursuant to the A/R Securitization Facility, represented 62 days of sales outstanding at both September 28, 2003 and at September 29, 2002. Advances outstanding under the A/R Securitization Facility were $23.2 million at September 28, 2003 and $28.5 million at September 29, 2002.

Inventories on September 28, 2003 were $58.8 million, as compared with $48.8 million at December 29, 2002 reflecting an increase in denim finished goods inventories and raw materials, partially offset by a decrease in work in process inventory. For comparison purposes, inventories at September 29, 2002 were $45.6 million. The year-over-year increase in inventories is primarily the result of increased denim finished goods inventory levels and higher cotton prices.

During the first nine months of 2003, cash used in operations was $13.7 million as cash generated was offset by an increase of $10 million in inventories. During the first nine months of 2003, capital expenditures were $3.5 million, as compared to $3.9 million for the first nine months of 2002. Cone's amended A/R Securitization Facility prohibits 2003 capital expenditures in excess of $6.0 million.


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

Except for the historical information presented, the matters disclosed in the foregoing discussion and analysis and other parts of this report, as well as oral statements made from time to time by representatives of Cone, include forward-looking statements within the meaning of the Federal Securities laws. These statements represent Cone's current judgment on the future and are subject to risks and uncertainties that could cause actual results to differ materially. These forward-looking statements include statements relating to our anticipated financial performance and business prospects. Statements preceded by, followed by or that include words such as "believe," "anticipate," "estimate," "expect," "could," and other similar expressions are to be considered such forward-looking statements. These forward-looking statements speak only as of the date stated and we do not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future events make it clear that any expected results expressed or implied by these forward-looking statements will not be realized. Although we believe that the expectations reflected in these forward-looking statements are reasonable, these expectations may not prove to be correct or we may not achieve the financial results, savings or other benefits anticipated in the forward-looking statements. These forward-looking statements are necessarily estimates reflecting the best judgment of our senior management and involve a number of risks and uncertainties, some of which may be beyond our control, that could cause actual results to differ materially from those suggested by the forward-looking statements. Such factors include, without limitation:

     o the demand for textile products, including Cone's products, will vary with the U.S. and world business cycles, imbalances between consumer demand and inventories of retailers and manufacturers and changes in fashion trends,

     o    the  highly  competitive  nature  of  the  textile  industry  and  the
          continuing   effects  of   reduced   import   protection,   free-trade
          initiatives and retaliatory measures in trade disputes,

     o the unpredictability of the cost and availability of cotton, Cone's principal raw material, and other manufacturing costs,

     o Cone's relationships with Levi Strauss as its major customer including its sourcing practices,

     o Cone's ability to attract and maintain adequate capital, to fund operations, and expand its denim manufacturing in low-cost countries,

     o    increases in prevailing interest rates,

     o    Cone's ability to exit successfully from the Chapter 11 Cases, and

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


OTHER MATTERS

The Securities and Exchange Commission by Order dated October 29, 2003, granted the application of the New York Stock Exchange, Inc. for removal of the Common Stock of Cone from listing and registration on the Exchange under the Securities Exchange Act of 1934. The removal from listing and registration on the Exchange of the above issue of Cone became effective at the opening of the trading session on October 30, 2003 pursuant to the Order of the Commission.

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

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of the Debtors. As a result of the Chapter 11 Cases, litigation relating to pre-petition claims against the Debtors is stayed; however, certain pre-petition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors may not be subject to the automatic stay. Furthermore, litigants may seek to obtain relief from the Bankruptcy Court to preserve their claims. As of September 28, 2003, no significant litigation existed.


NON-GAAP FINANCIAL MEASURES

From time to time management discloses Operating Income (Loss) before Depreciation, Amortization, Restructuring and Impairment of Assets as well as Earnings Per Share, excluding selected items. These non-GAAP (generally accepted accounting principles in the United States) financial measure calculations may be presented in earnings releases of Cone, furnished in Form 8-K to the Securities and Exchange Commission, along with reconciliations to the most comparable GAAP financial measure for the period. Operating Income (Loss) before Depreciation, Amortization, Restructuring and Impairment of Assets is presented based on management's belief that this non-GAAP measure is considered an important indicator of the operational strength of the business and is used in Cone's current financing agreements for covenant compliance as well as its incentive compensation plans. Operating Income (Loss) before Depreciation, Amortization, Restructuring and Impairment of Assets is not a measure of financial performance under GAAP and should not be considered as an alternative to cash flows from operating activities, as defined by GAAP, or as a measure of liquidity, or an alternative to Net Income (Loss).


                                                      Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ----------------------------------------------------------------------
(in thousands)                                        9/28/03          9/29/02             9/28/03           9/29/02
                                                 ----------------------------------------------------------------------
Income (loss) from operations                      $ (124,182 )     $    8,443          $ (117,230 )      $   22,920
Depreciation and amortization                           4,871            4,688              14,540            14,832
Restructuring and Impairment of Assets                123,431                -             124,197                 -
                                                 ----------------------------------------------------------------------
Operating Income before Depreciation,
  Amortization, Restructuring and
  Impairment of Assets                             $    4,120       $   13,131          $   21,507        $   37,752
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

                                     PART II

Item 1.  Legal Proceedings

Cone and its subsidiaries are involved in legal proceedings and claims arising in the ordinary course of business. Although there can be no assurance as to the ultimate disposition of these matters, management believes that the probable resolution of such contingencies will not have a material adverse effect on the results of operations, financial condition and liquidity of the Debtors. As a result of the Chapter 11 Cases, litigation relating to pre-petition claims against the Debtors is stayed; however, certain pre-petition claims by the government or governmental agencies seeking equitable or other non-monetary relief against the Debtors may not be subject to the automatic stay. Furthermore, litigants may seek to obtain relief from the Bankruptcy Court to preserve their claims. As of September 28, 2003, no significant litigation existed.


Item 3.  Defaults Upon Senior Securities

Excluding Cone's A/R Securitization Facility, Cone is currently in default of its senior securities as a result of the Chapter 11 Cases. Cone is making no payments under its senior securities and the payment of interest accruing under its senior securities after September 24, 2003, is stayed in connection with the Chapter 11 Cases (See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation - Liquidity").


Item 4.  Submission of Matters to a Vote of Security Holders

Cone Mills Corporation's Annual Meeting of Shareholders was held September 25, 2003. The proposals voted upon and the results of the voting, as certified by IVS Associates Inc., were as follows:

1.   Election of three Class II directors for a three-year term:

                                           In Favor          Withheld
                                       ----------------------------------

     Charles L. Barry                      13,405,181        1,754,380
     Randall G. Kominsky                   13,405,154        1,754,407
     Jess M. Ravich                        13,405,039        1,754,522
     David T. Kollat                        4,628,022           26,892
     John W. Rosenblum                      4,621,210           33,704
     Jeanette Cone Kimmel                   4,620,871           34,043

Directors whose terms of office as a director continued after the meeting: Doris
R. Bray, Marc H. Kozberg, Dewey L. Trogdon, John L. Bakane, Haynes G. Griffin, Charles M. Reid and Cyrus C. Wilson.

2. Ratification of the appointment of McGladrey & Pullen, LLP, as independent auditors for the Corporation for the current year:

                                           For        Against          Abstain
                                       -----------------------------------------
                                        11,528,574    466,815         7,473,086


Item 5.  Other Information

Notice of a matter to be presented by a shareholder for consideration at the 2004 annual meeting other than pursuant to Rule 14a-8 of the Securities Exchange Act of 1934 must be received by Cone prior to February 14, 2004. Failure to give timely notice will result in the proxy statement relating to the meeting not including information on the matter or the manner in which management's proxies will vote on the matter and the proxies received by management will have discretionary authority to vote on such matter.


Item 6.  Exhibits and Reports on Form 8-K

(a) The exhibits to this Form 10-Q are listed in the accompanying Index to Exhibits.

(b)  Reports on Form 8-K.

     Cone filed or furnished the following current reports on Form 8-K during the period June 29, 2003, to the date of the filing of this report.

     o Current report on Form 8-K, furnished on July 30, 2003, disclosing Cone's second quarter 2003 earnings release and conference call. The Form 8-K contained one exhibit, the earnings release issued by Cone on July 30, 2003

     o Current report on Form 8-K, furnished on July 30, 2003, disclosing statements made by officials of Cone on July 30, 2003 during the quarterly conference call. The Form 8-K contained one exhibit, the statements made by the chief executive officer and chief financial officer.

     o Current report on Form 8-K, furnished on August 11, 2003, disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on August 11, 2003.

     o    Current  report  on  Form  8-K,   furnished  on  September  16,  2003,
          disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on September 16, 2003.

     o Current report on Form 8-K, filed on September 18, 2003, disclosing Cone's offered employment agreements to twenty-four executives. The Form 8-K contained 9 exhibits of the executive officers' employment agreements.

     o Current report on Form 8-K, furnished on September 24, 2003, disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on September 24, 2003.

     o    Current  report  on  Form  8-K,   furnished  on  September  29,  2003,
          disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on September 29, 2003.

     o Current report on Form 8-K, filed on October 3, 2003, disclosing Chapter 11 filing and the assignment of financing and Bankruptcy Court approval. The Form 8-K contained two exhibits, press releases issued by Cone on September 24, 2003 and September 29, 2003.

     o Current report on Form 8-K, furnished on October 8, 2003, disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on October 8, 2003.

     o Current report on Form 8-K, furnished on October 22, 2003, disclosing Cone's press release. The Form 8-K contained one exhibit, the press release issued by Cone on October 22, 2003.

     o Current report on Form 8-K, filed on November 10, 2003, disclosing Cone's press release. The Form 8-K contained three exhibits; court approved Bid Procedures, the Amended and Restated Asset Purchase Agreement and the press release issued by Cone on November 10, 2003.

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

2.3.10 Tenth Amendment to Securitization Agreement dated as of September 5, 2003 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation.

2.3.11 Eleventh Amendment to Securitization Agreement dated as of September 23, 2003 by and between Cone Receivables II LLC, the Registrant, Cone Foreign Trading LLC, and General Electric Capital Corporation.

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.             Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

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

Exhibit
  No.     Description

10.24.2 Amendment of November 12, 2003 of Amendment and Restatement of Yarn Purchase Agreement as of January 1, 1999 as amended by an Amended and Restated Yarn Purchase Agreement dated as of February 15, 2002.

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

*10.27.6 Employment Agreement between Cone Mills Corporation and John L. Bakane, dated as of September 10, 2003, filed as Exhibit 10.27.6 to Registrant's report on Form 8-K dated September 19, 2003.

*10.27.7  Employment Agreement between Cone Mills Corporation and Gary L. Smith,
          dated  as  of  September  10,  2003,   filed  as  Exhibit  10.27.7  to
          Registrant's report on Form 8-K dated September 19, 2003.

*10.27.8 Employment Agreement between Cone Mills Corporation and Thomas E. McKenna, dated as of September 10, 2003, filed as Exhibit 10.27.8 to Registrant's report on Form 8-K dated September 19, 2003.

*10.27.9 Employment Agreement between Cone Mills Corporation and Michael J. Whisenant, dated as of September 10, 2003, filed as Exhibit 10.27.9 to Registrant's report on Form 8-K dated September 19, 2003.

*10.27.10 Employment  Agreement  between  Cone Mills  Corporation  and Marvin A.
          Woolen, Jr. dated as of September 10, 2003, filed as Exhibit 10.27.10 to Registrant's report on Form 8-K dated September 19, 2003.

*10.28.1 Employment Agreement between Cone Mills Corporation and Neil W. Koonce, dated as of September 10, 2003, filed as Exhibit 10.28.1 to Registrant's report on Form 8-K dated September 19, 2003.

*10.28.2 Employment Agreement between Cone Mills Corporation and Terry L. Weatherford, dated as of September 10, 2003, filed as Exhibit 10.28.2 to Registrant's report on Form 8-K dated September 19, 2003.

*10.28.3 Employment Agreement between Cone Mills Corporation and W. Scott Wenhold, dated as of September 10, 2003, filed as Exhibit 10.28.3 to Registrant's report on Form 8-K dated September 19, 2003.

Exhibit
  No.     Description

*10.28.4 Employment Agreement between Cone Mills Corporation and Samir M. Gabriel, dated as of September 10, 2003, filed as Exhibit 10.28.4 to Registrant's report on Form 8-K dated September 19, 2003.

*10.28.5 Bidding Procedures, filed as Exhibit 2.1 to Registrant's report on Form 8-K dated November 10, 2003.

*10.28.6 Amended and Restated Asset Purchase Agreement, dated as of November 6, 2003, by and among WLR Recovery Fund II L.P., WLR Cone Mills Acquisition LLC, Cone Mills Corporation; CIPCO, S.C., Inc. Cone Foreign Trading, LLC and Cornwallis Development Co., filed as Exhibit
          2.2 to Registrant's report on Form 8-K dated November 10, 2003.

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


                                  CONE MILLS CORPORATION
                                  (Registrant)




Date:    November 17, 2003        /s/ Gary L. Smith
                                  Gary L. Smith
                                  Executive Vice President and
                                  Chief Financial Officer